Form 10QSB
period 2007-02-28
Mar Ked Mineral Exploration, Inc.
filed 2007-05-15
CIK 1392694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007

☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52522

MAR KED MINERAL EXPLORATION, INC.
(Name of small business issuer in its charter)

NEVADA	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Jervis Street, Suite 1602 Vancouver, British Columbia, Canada	V6E 4N1
(Address of principal executive offices)	(Zip Code)

(604) 647-0630
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,900,000 shares of common stock as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

MAR KED MINERAL EXPLORATION, INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended February 28, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended February 28, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our prospectus filed with the SEC on March 27, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Mar Ked Mineral Exploration, Inc. are included in this Quarterly Report on Form 10-QSB:

__________

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
AT FEBRUARY 28, 2007 WITH AUDITED FIGURES AT NOVEMBER 30, 2006

(Unaudited - Prepared by Management)
(Stated in US Dollars)
	(Unaudited) February 28, 2007	(Audited) November 30, 2006
ASSETS
CURRENT ASSETS
Cash	$64,032	$72,334
Prepaid expenses and deposits	2,873	2,635
Total Assets	$66,905	$74,969
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,500	$12,422
Total Liabilities	8,500	12,422
STOCKHOLDERS' EQUITY
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,900,000 (10,900,000 - 30 Nov 06) common shares issued and outstanding (Note 4)	10,900	10,900
Additional paid in capital	74,100	74,100
Subscription receivable	-	(2,000)
Deficit - Accumulated during exploration stage	(26,595)	(20,453)
Total Stockholders' Equity	58,405	62,547
Total Liabilities and Stockholders' Equity	$66,905	$74,969

Going concern (Note 2)
Commitments (Note 5)

/s/ Aaron Ui          Director
Aaron Ui

/s/ Ian Forman        Director
Ian Foreman

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)
	(Unaudited) Cumulative amounts from inception to February 28, 2007	(Unaudited) 3 months ended February 28, 2007
GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$8,500	$ -
Bank charges and interest	148	102
Consulting	2,120	-
Foreign exchange gain	(89)	(89)
Legal	12,405	6,118
Office supplies	11	11

	23,095	6,142
MINERAL PROPERTY EXPLORATION EXPENSE (Note 5)
Acquisition costs	3,500	-
NET LOSS FOR THE PERIOD	$(26,595)	$(6,142)

BASIC AND DILUTED LOSS PER COMMON SHARE		$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		10,900,000

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM CASH FLOW STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)
	(Unaudited) Cumulative amounts from inception to February 28, 2007	(Unaudited) 3 months ended February 28, 2007
OPERATING ACTIVITIES
Net loss for the period	$(26,595)	$(6,142)
Changes in non-cash working capital items
Prepaid expenses and deposits	(2,873)	(238)
Accounts payable and accrued liabilities	8,500	(3,922)
Cash used by operating activities	(20,968)	(10,302)

INVESTING ACTIVITIES	-	-

FINANCIAL ACTIVITIES
Share subscription received	-	2,000
Common stock issued for cash	85,000	-
Cash provided by financial activities	85,000	2,000

NET CASH INCREASE/(DECREASE)	64,032	(8,302)
CASH, BEGINNING OF PERIOD	-	72,334
CASH, END OF PERIOD	$64,032	$64,032
SUPPLEMENTAL DISCLOSURE
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
AT FEBRUARY 28, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Note 4) Common Shares				Deficit Accumulated
	Number of Shares	Amount	Additional Paid in Capital	Share Subscription Receivable	During Exploration Stage	Total Stockholders' Equity

Shares issued for cash @ $0.001 on August 24, 2006	5,000,000	$5,000	$-	$-	$-	$5,000

Shares issued for cash @ $0.01 on October 28, 2006	5,000,000	5,000	45,000	-	-	50,000

Shares issued for cash @ $0.02 on October 30, 2006	500,000	500	9,500	-	-	10,000

Shares issued for cash @ $0.05 on October 30, 2006	400,000	400	19,600	(2,000)	-	18,000

Net loss for the period ended November 30, 2006	-	-	-	-	(20,453)	(20,453)

Balance, November 30, 2006	10,900,000	10,900	74,100	(2,000)	(20,453)	62,547

Share subscription received	-	-	-	2,000	-	2,000

Net loss for the period ended February 28, 2007	-	-	-	-	(6,142)	(6,142)

Balance, February 28, 2007	10,900,000	$10,900	$74,100	$-	$(26,595)	$58,405

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

1.   ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mar Ked Mineral Exploration, Inc. (the "Company") is a private company incorporated on August 22, 2006 under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on October 27, 2006.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of resource properties.

The Company has elected a fiscal year-end of November 30.

2.   GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim financial statements, the Company incurred a net loss of $6,142 for the three months ended February 28, 2007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company applies the same accounting policies and methods in its interim financial statements as those in the audited annual financial statements.

4.   COMMON SHARES

On August 24, 2006, the Company issued 5,000,000 common shares valued at $0.001 per share for gross proceeds of $5,000.

On October 28, 2006, the Company issued 5,000000 common shares valued at $0.01 per share for gross proceeds of $50,000.

On October 30, 2006, the Company issued 500,000 common shares valued at $0.02 per share for gross proceeds of $10,000.

On October 30, 2006, the Company issued 400,000 common shares valued at $0.05 per share for gross proceeds of $20,000, of which $2,000 was received in the three months ended February 28, 2007.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

5.   MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

On November 1, 2006, the Company entered into an option agreement to acquire a 100% interest in fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area in the Yukon Territories in Canada.. The costs incurred to date are summarized as follows:

Acquisition costs	$ 3,500
Balance, February 28, 2007	$ 3,500

In order to earn this 100% interest, subject to a 3% Net Smelter Return royalty, the Company must make cash payments totalling $400,000 and incur minimum work expenditures of $875,500 (or CDN$1,000,000) as follows:

    $3,500 paid within ten business days of signing the agreement (paid);

    $3,500 paid within thirty business days of the Company becoming free trading on the OTCBB;

    $13,000 paid on the first anniversary date of the agreement and minimum work expenditures of $43,775 (CDN$50,000) spent before the first anniversary date;

    $20,000 paid on the second anniversary date of the agreement and minimum work expenditures of $131,325 (CDN$150,000) spent before the second anniversary date ;

    $160,000 paid on the third anniversary date of the agreement and minimum work expenditures of $262,650 (CDN$300,000) spent before the third anniversary date; and

    $200,000 paid on the fourth anniversary date of the agreement and minimum work expenditures of $437,750 (CDN$500,000) spent before the third anniversary date.

If the minimum work expenditures are not met and should the parties mutually agree, then the Company may pay in cash to the vendor 50% of the difference between the actual expenditures and the minimum work expenditure required for that year in a single payment to avoid being in default.

After the third anniversary date, the vendor has the right to buy back a 30% interest in the property by refunding to the Company all of their cumulative work expenditures spent to date on the property. If the vendor exercises this right, then the parties will immediately form a joint venture with the Company's participating interest being 70%.

The Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $1,000,000.

6.   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

7.   INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $26,000, which may be carried forward up to 2026 and used to reduce taxable income of future years.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Loss before income taxes	$ (26,000)

Income tax recovery at statutory rates	(4,160)
Unrecognized benefit of non-capital loss carry-forwards	4,160

$ -

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A full valuation allowance has been provided for the Company's future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

8.   RELATED PARTY TRANSACTION

On August 24, 2006, the Company issued 5,000,000 common shares valued at $0.001 per share to the President of the Company. Total gross proceeds from the share issuance amounts to $5,000.

Item 2.            Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Mar Ked Mineral Exploration, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended February 28, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended February 28, 2007 included in this quarterly report.

OVERVIEW

Our Business

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have an option to acquire a 100% interest in and to fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area of the Yukon Territory, Canada. The property underlying our optioned mineral claims covers an area of approximately 1,212 hectares (2,991 acres).

The property covered by our option does not contain any substantiated mineral deposits or reserves of minerals. Accordingly, exploration of the property is required before any determination as to whether any commercially viable mineral deposit may exist. Our plan of operations is to carry out preliminary exploration work on the property in order to ascertain whether advanced exploration is warranted to determine whether the property possesses commercially exploitable mineral deposits. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired our option to acquire the mineral claims in November of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program consisting of two phases. Phase One of our planned exploration program consists of two sub-stages, with estimated costs of $14,000 and $36,575, respectively. We have determined to proceed with stage 1 of Phase One of the recommended exploration program and, if warranted, stage 2 of Phase One. At February 28, 2007, we had cash of $64,032 and working capital of $58,405. Given the other expenditures that we expect to incur within the next twelve months, we believe that we have sufficient funds to enable us to complete stage 1of Phase One of our exploration program. We will, however, require additional financing in order to complete full exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on the property covered by our option, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property, and there is no assurance that we will discover one.

Our Option to Acquire Mineral Claims

On November 1, 2006, we entered into an option agreement with Arcturus Ventures Inc. ("Arcturus"), whereby we purchased an option to acquire a 100% interest in and to fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area of the Yukon Territory, Canada.

Arcturus is the legal and beneficial owner of the fifty-eight (58) mineral claims (the "Property") that are the subject of our option. Surface rights to the Property are vested with Yukon Territory's government. Under the terms of our option agreement with Arcturus, we have an exclusive option to earn a 100% interest in and to the Property, subject to a 3% net smelter return royalty payable by us to Arcturus.

In order to exercise our option, we must make the following cash payments totaling $400,000 to Arcturus and minimum work expenditures of CDN$1,000,000 (US$900,000 based on the foreign exchange rate on May 9, 2007 of US$0.90:CDN$1.00):

Cash Payments

  payment of $3,500 within ten (10) business days of signing the option agreement (this has been paid);

  payment of $3,500 within thirty (30) business days of the Company becoming free trading on the OTCBB;

  payment of $13,000 on the first anniversary of the agreement;

  payment of $20,000 on the second anniversary of the agreement;

  payment of $160,000 on the third anniversary of the agreement; and

  payment of $200,000 on the fourth anniversary of the agreement.

Work Expenditures

  minimum work expenditures of CDN$50,000 (US$45,000 based on the foreign exchange rate on May 9, 2007 of US$0.90:CDN$1.00) before the first anniversary of the agreement;

  minimum work expenditures of CDN$150,000 (US$135,000) during the second year of the agreement;

  minimum work expenditures of CDN$300,000 (US$270,000) during the third year of the agreement;

  minimum work expenditures of CDN$500,000 (US$450,000) during the fourth year of the agreement;

Pursuant to the terms of our option agreement, if we do not meet the minimum work expenditures and if Arcturus and we agree, we may pay in cash to Arcturus 50% of the difference between the actual expenditures and the minimum work expenditure required for that year in a single payment.

After the conclusion of the third year of the option agreement, Arcturus will, at its election, have the right to buy back a 30% interest in the Property by refunding to us all of our cumulative work expenditures spent as of such date on the Property. If Arcturus chooses to do so, then Arcturus and we will immediately form a joint venture with participating interests being 70% for us and 30% for Arcturus.

In addition, we may, at any time, purchase outright up to 1.5% (or 50% of the total) of the net smelter royalty on the Property by paying $1,000,000 to Arcturus.

Property Underlying Our Optioned Mineral Claims

We obtained a geological report on the property underlying our optioned mineral claims, which report was prepared by Ian Foreman, P. Geo., in November 2006. Since February 5, 2007, Mr. Foreman has served as our Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a director. The following description of the property, its history and geology is largely based on the contents of such report.

Property Description and Location

The property underlying our optioned mineral claims is known as the "RB Property" and is located in the Finlayson Lake area of the Watson Lake Mining District in southern Yukon Territory, Canada. The property is approximately 168 kilometers northwest of Watson Lake and 120 kilometers southeast of Ross River.

The property is made up of 58 Yukon Quartz Claims totaling 1,212 hectares (or 2,991 acres).

During the 1990s there were several significant discoveries of Volcanogenic Massive Sulfide (VMS) deposits in the Finlayson Lake area. The property is located approximately 30 kilometers southeast of the Kudz Ze Kayah deposit, 30 kilometers east of the Wolverine deposit and 13 kilometers northwest of the Fyre Lake deposit.

The property was staked by Arcturus between 2001 and 2002 and the mineral claims that are the subject of our option belong 100% to Arcturus. The claims are in good standing and there are no payments of any kind pending on the property.

Surface rights to the property are vested with Yukon Territory's government. The relevant data for the claims that are the subject of our option is as follows:
Claim Name	Grant No.	Expiry Date	Registered Owner	% Owned	NTS #'s
RB 1 - 58	YB93186 - YB93243	August 30, 2007	Arcturus Ventures	100.00	105G07

Access, Climate, Physiography, Local Resources and Infrastructure

The principle access to the Finlayson Lake area is the Robert Campbell highway - a loose surface two lane road that connects Watson Lake in the south to Carmacks in the north. Finlayson Lake is approximately 45 kilometers north of the property. The only direct access to the property is by helicopter.

The nearest community to the property is the town of Ross River, 120 kilometers to the north northwest. Groceries, gas and basic supplies can be bought in Ross River. Watson Lake, approximately 165 kilometers south of the property, is larger than Ross River.

The climate of the Finlayson Lake area is sub-arctic. The mean summer and winter temperatures are 14.9 degrees Celsius and -24.6 degrees Celsius respectively, and the mean summer and winter precipitation average 25.7 centimeters and 21.9 centimeters respectively, with a majority of the winter precipitation being in the form of snow.

There are six separate drainages that flow from the central north-south trending ridge that makes up the centre of the property. All of these have year-round water. In addition, there are two tarns in the north of the property that contain substantial amounts of water.

There is no infrastructure on the property.

Vegetation through the valleys consists predominately of dense buck brush, which grades into thick growths of stunted balsam, black spruce and pine. The upper slopes are host to dwarf willow, and the ridge tops support only lichen and sparse alpine grasses.

History and Prior Exploration

Exploration in the Finlayson Lake area has a long history dating back to Robert Campbell of the Hudson's Bay Company, who established a trading post at Francis Lake in the 1840s. Since then many prospectors have searched for both placer and lode gold deposits.

The discovery of the Anvil lead-zinc deposit in the 1960s changed the face of exploration in the area as Faro became an important centre due to the mine. No further significant discoveries were made in the area until 1993 when Cominco Ltd. ("Cominco") discovered the Kudz Ze Kayah massive sulphide deposit. This discovery was followed by a great amount of ground being staked and large exploration programs over the next four years. In 1995 Westmin Resources (now Boliden) discovered the Wolverine massive sulphide deposit. This was followed up by the discovery of the Fyre Lake massive sulphide deposit by Columbia Gold Mines (now Pacific Ridge Explorations). Between 1997 and 2001 work in the area only consisted of small exploration programs.

During previous work programs, various claim groups have covered different portions of the RB Property. In general, these programs either covered the northern or southern portions of the current 94 RB claims (58 of which RB claims are the subject of our option agreement).

The southern two thirds of the RB Property and area immediately to the south was staked originally as the Tak claims 1-72 in 1966 following an airborne magnetic/electromagnetic survey by Atlas Explorations Ltd. The company carried out prospecting and geochemical sampling later in the summer and staked Tak claims 73-78 that same year. The northern portion of the Tak property covered only the southern most claims of the RB Property. Atlas's geophysical surveys outlined one electromagnetic conductor and two magnetic anomalies. Soil sampling outlined numerous copper-zinc anomalies. Preliminary evaluation of the geophysical and geochemical anomalies attributed them to graphitic horizons within mafic schists and "greenstone intrusives". Bad weather prevented the company from returning to the property to carry out a ground follow-up investigation of the anomalies.

The area immediately to the northeast of the property was originally staked as the Cookie claims in August 1976. Little information exists regarding the original Cookie claims and no assessment work was ever filed. It appears the claims were staked for base metal potential during regional exploration programs for massive sulphide deposits in the 1970s. The immediate area covering the Cookie occurrence was restaked as the Hoop claims 1-94 by B. Macdonald in July 1997. These claims were then allowed to lapse and are now part of the Meg claims that are under option to Firestone Ventures Inc.

The area immediately south of the property was restaked as the Tor claims 1-57 in 1994 by Cominco as part of their regional exploration following the discovery of Kudz Ze Kayah. The Tor property was staked to cover one of many airborne geophysical targets identified during a Cominco survey conducted in early 1994. In 1994, Cominco completed 7.2 kilometers of line cutting, 5.3 kilometers of horizontal loop electromagnetic and total field magnetic surveys, geological mapping, prospecting and soil sampling on the claim block.

In 1996 Arcturus Resources Ltd. (the predecessor to Arcturus Ventures Inc.) staked Ket 1-48 claims. The southern most claims of this group covered the northern most portion of the RB Property. During the same year Consolidated Shoshoni Gold Inc. ("Consolidated Shoshoni") staked the Ball 1-56 claims that were contiguous to the south with the Ket claims and covered the middle three quarters of the current RB Property.

In August and September 1996 both companies carried out soil sampling, geological mapping and prospecting programs on their prospective claim groups. The Ket and Ball claim groups were geologically mapped in 1996 by G.S. Davidson. Consolidated Shoshoni then flew an airborne electromagnetic/magnetic geophysical survey over the Ball claims in May of the following year. The airborne geophysical survey flown over the Ball claims outlined five conductive responses, of which four correlate with anomalous soil geochemistry.

This work lead to the creation of a 50/50 joint venture between Arcturus and Consolidated Shoshoni to explore the claims. This joint venture was short lived as only limited work was done on the properties.

The Ket, Ball, Cookie and Tor claims were all allowed to lapse by their respective owners.

A compilation of the geophysical data collected by Arcturus and Consolidated Shoshoni over the Ket and Ball claims respectively showed a series of interesting magnetic and conductive anomalies. The discrete magnetic anomalies have a good correlation to the mapped ultramafic lenses but the linear magnetic anomalies have yet to be explained. Of particular interest is the northwestern most one, which ends abruptly in the vicinity of the DM showing (described below). The discrete conductive anomalies within the RB Property are all at, or near, the contact between the phyllites and the chlorite schist. A majority (all except two) of these discrete conductive anomalies occur on the eastern side of the property. These conductive anomalies form a greater than 500 meter wide trend that runs to the northwest. This trend appears to split the linear magnetic anomalies and continues to the north of the property. Physical evidence of this corridor has yet to be seen in the field. It is possible that this trend may represent a discrete structural feature.

In 2002, Arcturus retained a geologist to visit the property and write a technical report. The visit was limited to the JD showing (as described below) and a 300 meter traverse to the north of the showing following the contact between the chlorite schist and the overlying phyllite. This traverse identified sporadic magnetite mineralization within the chlorite schist over the entire 300 meters. Four rock samples were taken during that visit. None of these samples contained any sulphides. The northernmost two contained a waxy green secondary mineral that was later identified as garnierite, a nickel and magnesium bearing hydrous silicate. Both of these samples were strongly anomalous in nickel, manganese, strontium and calcium as well as being depleted in iron, vanadium and aluminum. In addition, one of the samples was strongly anomalous in arsenic.

Of particular interest are the high chromium values in some of the samples. The chlorite schists of the Fyre Lake unit are, in general, chromium-rich.

The most recent inspection of the RB Property was done over a three-day period by Arcturus with the primary goal of confirming the geological potential for the property. Only one rock sample was taken for geochemical purposes. At the same time 22 stream silt samples were taken from within or immediately off of the property from the six streams that drain from the property's central ridge.

One grab sample was taken from a pyrite-rich portion of float from scree in the centre of the DM showing. This sample returned indications of copper, cobalt and trace amounts of gold. In comparison to the silt samples in the immediate area this rock sample is depleted in caesium, niobium, rubidium, tin, tantalum, thorium, uranium, tungsten, praseodymium and chromium. The sample also has significantly lower values of hafnium, lanthanum, cerium, neodymium, samarium and europium. Of particular interest, however, is that this rock sample contains only small amounts of chromium, which is not explainable at this stage of the program. It is possible that the chromium was leached from this area, but there is no known mechanism for this to happen. This low level of chromium is unexpected because the lower levels of the rare earth elements suggests that this rock is possibly boninitic in composition, which is typically a chromium-rich rock. It is important to note that this is from only one sample and additional sampling is necessary to determine the chromium content in the chlorite schists throughout the property.

Present Condition and Current State of Exploration

The property underlying our optioned mineral claims presently does not have any mineral reserves. The property is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property. The property is not currently subject to any known environmental liabilities.

Geology

1. Regional Geology. The RB claims lie north of the Tintina Fault, a large trans-current Late Cretaceous to Tertiary fault system with approximately 450 kilometers of displacement. The tectonic setting of the Finlayson Lake area is the segment of the Yukon Tanana terrane that is bounded by northwesterly-trending right lateral faults, the Tintina and Denali faults. This has resulted in the lozenge-shaped Yukon Tanana "banana". During the Eocene, volcanism and sedimentation deposited sequences of basalt, rhyolite, felsic tuff and conglomerate in the Tintina depression. Late Tertiary uplift and faulting preserved Eocene volcanoclastic rocks in structurally complex grabens.

The RB Property is underlain by rocks belonging to a package of rock units termed Layered Metamorphic Rocks, which are composed of both metasediments and metavolcanics. These are associated with various felsic and ultramafic intrusive rocks. The oldest rocks in the area are of probable Pre-Mississippian age and are composed of quartzite or meta-arenite with quartz, muscovite and biotite. These rocks appear to grade upwards into a chlorite schist with interbedded muscovite-tourmaline schist, quartzite and phyllite. This chlorite schist is overlain by a felsic to mafic metavolcanic sequence with minor quartzite and argillaceous marble.

The rocks of the layered metamorphic sequence were subjected to two phases of metamorphism and deformation resulting in green schist and to lower amphibolite facies. A sub-horizontal foliation is subparallel to the compositional layering and is parallel to the axial planes of local recumbent isoclinal folds. In general, the foliation in the area strikes west to northwest and dips gently to the north and northeast. The folds in the region are generally north-verging with the fold axes plunging 5-10o to the west.

2. Property Geology. There are five different rock types known to outcrop on the RB Property: carbonaceous phyllite, quartz-biotite schist, chlorite schist, ultramafic rocks and granite.

Carbonaceous Phyllite. The carbonaceous phyllite is a greater than 500 meter thick package of rock that typically outcrops at the top of ridges in the Fire Lake area. This is true for the RB Property where the phyllite consistently makes up the uppermost 20 to 150 vertical meters of the central ridge through the middle of the property. The phyllite/chlorite schist contact is relatively flat lying throughout the property and is generally at the 1,550 to 1,600 meter elevation.

In general the unit is finely laminated with alternating millimeter-scale black, grey, white and brown compositional layers. The unit has a consistent dark grey to black appearance but the composition is locally quite variable. The phyllite is generally very fine to fine grained and is locally carbonaceous.

Elsewhere in the region this phyllite unit contains chert, limestone, sandstone and micaceous chlorite schist occurring as thin beds and/or discontinuous lenses.

Quartz-biotite Schist. There is a package of quartz-biotite-muscovite schist that occurs sporadically through the northern portion of the property. It is consistently stratigraphically between the chlorite schist and the overlying phyllite.

This unit is very similar to the metasedimentary rocks of the "transition zone" unit that is located immediately over the Kona Deposit at Fyre Lake. At Fyre Lake the transition unit is composed of alternating beds of metasediments and metavolcanics (intermediate to mafic volcanic rocks) with individual beds varying from 10 centimeters to greater than 20 meters in thickness.

To date only the felsic schist portion of this unit has been seen at the RB Property and it remains unclear if this unit is associated with a synvolcanic growth fault as it is at Fyre Lake.

The Fire Lake Unit (Chlorite Schist). The Fire Lake Unit is made up predominately of varieties of biotite-actinolite-chlorite schist that is greater than 800 meters in thickness. Within the RB Property the thickness of the unit is unknown. The unit is predominately made up of a strongly deformed succession of quartz-chlorite and quartz-actinolite-chlorite schists. These schists represent a series of mafic, to possibly intermediate, flows, tuffs and fragmentals. The mafic schist is typically medium green in color and very fine grained. The modal mineralogy is generally quite simple throughout as chlorite, biotite and quartz have been identified from both hand samples and drill core. Chlorite, which makes up a bulk of the groundmass, is rarely seen in crystals greater than 2 millimeters. Biotite most commonly occurs as 1 to 5 millimeter lenses that are concentrated to form 2 to 5 centimeter wide rough bands. Preliminary petrographic studies noted that some of the biotite is green, suggesting that field descriptions locally overestimated the modal percentage of chlorite. The same study also identified tremolite, plagioclase, potassium feldspar, muscovite, carbonate and apatite crystals up to 1 millimeter long throughout the groundmass.

The Fire Lake Unit includes felsic schist of volcanic and volcaniclastic protolith of various thickness as well as siliceous carbonaceous phyllite. These rock types overlie the chlorite schist and essentially form a transition between the chlorite schists and the carbonaceous phyllite and quartzite.

Ultramafic Rocks. The unit includes coarse-grained whitish-green leucoamphibolite (meta-gabbro), medium to dark green amphibolite (meta-pyroxinite) and dun-colored meta-ultramafic rocks that are prominent in aeromagnetic surveys. In the vicinity of the RB Property the ultramafic rocks are made up of talc, magnetite, serpentine, tremolite, phlogopite, orthopyroxine, relict olivine and possibly chromite.

There are four distinct areas with this ultramafic unit that occur at or near the northeastern margin of the property. These four areas of ultramafic rocks have been interpreted to actually belong to one near-continuous sheet that is dissected by topography in such a way as to appear fragmented. Although it has been interpreted to have been offset by a fault coincident with the North River, this sheet is interpreted to continue to the east where it is considerably thicker.

Granite. A small foliated tan to white granitic dyke, which appears to be of the Permian age, outcrops in the centre of the ridge at the northern end of the property. This dyke appears to have very limited extent and has not been seen elsewhere in the property.

Several hundred meters to the west from this area a large boulder of weakly foliated two mica granite occurs on a west facing slope. This approximately 1.5 by 1.0 meter boulder has not been traced to a source outcrop. The rock contains approximately 8 to 10 percent of sub- to euhedral 0.5 to 3 millimeter black biotite and 5 to 8 percent of sub- to euhedral white to cream muscovite surrounded by a typical granitoid groundmass made up of less than 0.5 to 5 millimeter grains of quartz and feldspar. The foliation is particularly evident due to the alignment of the micas. This rock type has not previously been identified within the RB Property and the identification of two mica granite in outcrop would have significant implications with regards to the emerald potential of the property.

Mineralization

To date there are two gold-base metal showings within the RB Property: the JD showing and the DM showing.

1. The JD Showing. The JD showing is located approximately 75 meters to the southwest of the small lake located in the northeast corner of the property. The documented sampling of the showing was done in August of 1997 when it was part of the Ball claims.

The showing is approximately 5 meters wide and 2 meters tall and is made up of strongly foliated chlorite schist. Throughout the outcrop is 3 to 5 percent 2 to 6 millimeter sub- to euhedral black crystals of magnetite that tend to occur loosely within 5 to 10 centimeter thick horizons. The magnetite crystals at this location appear to be predominately porphyroblasts as they crosscut the foliations. Pyrite also occurs throughout the showing and makes up less than 1 percent. It is locally concentrated within horizons and makes up 5 to 8% within those horizons as local 2 to 5 millimeter blebs but predominately as euhedral cubes up to 3 millimeters in dimension. Trace amounts of chalcopyrite occur throughout the showing but chalcopyrite appears to be more concentrated towards the lowest exposed portions of the showing. The chalcopyrite typically occurs as 1 to 4 millimeter irregular blebs.

2. The DM Showing. The DM showing is a new discovery that was made during the 2003 field visit. The showing is very large and measures at least 150 meters in width and 40 meters in true thickness. The showing is actually made up of about 6 large outcrops within this area.

Mineralization through the showing is made up of intermittent centimeter-scale bands that are locally concentrated into visible horizons. In general, the mineralization grades from magnetite-rich upwards to sulphide-rich with the magnetite-rich mineralization making up a majority of the known mineralization. The magnetite is generally 0.5 to 3 millimeters in size and occurs as subhedral black crystals. Pyrite occurs throughout the showing. In the lower portions it occurs only in trace amounts whereas in the upper, more sulphide rich zone, pyrite makes up approximately 1 to 2 percent of the rock and occurs as concentrations of very fine grains, irregular blebs and euhedral crystals that are up to 3 millimeters in dimension. Chalcopyrite has only been noted locally and occurs in trace amounts. The chalcopyrite typically occurs as 1 to 4 millimeter irregular blebs.

The chlorite schist at the JD showing is much more strongly foliated than in the surrounding outcrops where there are locally well preserved pillowed textures. It is also appears to have a much stronger foliation than the rocks of the DM showing. It is thought that this is probably due to the original composition of the mafic protolith - the protolith at JD was probably more basic than that at DM.

No Reserve Estimates

Exploration within the RB Property is still in the earliest stage, hence there are no existing resources and none shall be estimated without an additional technical report.

Interpretations and Conclusions of the Geological Report

As stated above, Ian Foreman, our current Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a director, was the author of the November 2006 geological report that formed the basis for the disclosure starting under the heading "Property Underlying Our Optioned Mineral Claims" above. Based on his findings, Mr. Foreman concluded that the property has the potential to host a Beshi-style Volcanogenic Massive Sulphide (VMS) deposit. This is based on the fact that the property has similar geology to the Fyre Lake property and there are two direct correlations between the two: 1) they are both located within the same portion of the local stratigraphy and 2) both are located at the southwest extremity of a package of comagmatic ultramafic rocks. Within the property, the prospective stratigraphy for hosting a beshi-style VMS deposit has been preserved under the overlying phyllites. In addition, there is the potential to infer a northwest trending growth fault within the northern portion of the property. Although this has yet to be proven, the ramifications of a growth fault within the property would be significant in adding to the VMS potential of the property. Mr. Foreman concluded in his report that the RB Property contains excellent exploration targets that warrant additional work programs.

Our Planned Exploration Program

The author of the geological report, Mr. Foreman, recommends a results-based two phase exploration program, as described below.

Phase One

Phase One of the proposed exploration program consists of two stages.

1. Stage 1. Because work has not been performed on the property in three years, stage 1 of Phase One of the exploration recommended for the property involves geological mapping, detailed sampling of known exposures and prospecting, which should also include additional silt sampling.

The geological report recommends that geological mapping at a scale of 1:5,000 should be performed over the entire property. The JD and DM showings should be sampled and mapped in detail. The JD showing should be further exposed with a limited amount of trenching. Because the DM showing is significant in size, a series of sample lines should be created along the strike of the exposure. In addition, the property needs to be prospected in detail with the emphasis being each of the drainages as well as all the areas below the treeline. The beryllium anomalies from the middle drainage on the eastern side of the property should be followed up with additional silt sampling and local panning. The uppermost part of the central drainage on the western side of the property should be prospected in detail (possibly by a geologist) in order to identify a source for the granite boulder.

Proposed Budget: Phase One (Stage 1)
Phase One - Stage 1 (estimated 6 days work)	Budgeted Expense
Geological mapping, sampling and detailed mapping of JD and DM showings, and other work as described above	$ 14,000

2. Stage 2. Stage 2 of Phase One may be run immediately after the completion of the first stage if management sees fit, because there would be certain cost advantages to running the two stages consecutively.

In addition to the proposed work detailed here, management may decide that the property should be larger, and in that event it is recommended that at the beginning of stage 2 extra claims should be staked. The cost of staking these additional claims is not included in the proposed budget set forth below.

The geological report recommends that stage 2 should involve the cutting of a grid through the entire property with baselines spaced at 1 kilometer intervals. These baselines should be cut at 235 degrees. Two baselines were started during the 2001 field season; currently baseline 100 W is 1.0 kilometers in length and baseline 110 W is 2.5 kilometers in length. They are tied together by line 110 N, which is currently 1.0 kilometers in length. To complete the ultimate grid, no more than an additional 10 kilometer of baselines needs to be cut, and tie line 110 N would have to be extended by 2.0 kilometers. The sample lines would then be run 100 meters apart by a two person sample team who would then tie in the lines with the baselines. These lines should be sampled every 50 meters but only every second sample should be sent for analysis. In the event of anomalous results the surrounding samples (at a spacing of 50 meters) should then be run. In addition, an additional 15 to 20 stream silt samples need to be taken in order to fill in the gaps of the previous sampling and act as checks.

The geophysics that already cover the property (covering the old Ket and Ball claims) is sufficient and no additional geophysics is warranted at this time.
Proposed Budget: Phase One (Stage 2)
Phase One - Stage 2 (estimated 12 days work)
Personnel: 4 samplers/line cutters @ 175/day 1 geological assistant @ 200/day	$ 8,400 $ 2,400
Detailed mapping: 1 geologist (5 days) @ 300/day	$ 1,500
Prospecting: 1 prospector (5 days) @ 175/day	$ 875
Assays: 300 soil samples @ 25/sample 35 silt/rock samples @ 30/sample	$ 7,500 $ 1,050
Camp and support	$ 12,000
Transportation: helicopter (3 hrs) @ 950/hour	$ 2,850
Total for Phase One - Stage 2	$ 36,575

Note that this recommended stage 2 work is scaleable and therefore only portions of the proposed grid may be cut and sampled with expectations that the remainder of the grid be cut and sampled at a later date.

Phase Two

Should the results from Phase One be sufficient, the geologist report recommends that a Phase Two should be designed around a small diamond drilling program. 1,000 meters of drilling should be sufficient to test the two known showings and any other zone that may be found during Phases One and Two.
Proposed Budget: Phase Two
Phase Two (estimated 15 days work)
Personnel: 1 geological assistant @ 200/day 1 geologist @ 300/day	$ 3,000 $ 4,500
Drilling: 1,000 meters at 150/m	$ 150,000
Assays: 200 core samples @ 30/sample	$ 6,000
Camp and support	$ 10,000
Transportation: helicopter (11 hrs) @ 950/hr	$ 10,450
Contingency: 10 percent	$ 19,000
Total for Phase Two	$ 202,950

Plans Regarding Exploration Program

We expect to commence stage 1 of Phase One of the exploration program in June or July of 2007, depending on weather conditions and the availability of personnel and equipment. Upon completion of stage 1 of Phase One, we intend to undertake stage 2 of Phase One, although we do not have specific plans to do so at this time and we believe that we will need to raise additional funding in order to complete stage 2 of Phase One.

Our Board of Directors will make a determination whether to proceed with further exploration work upon completion of Phase One. In completing this determination we will assess whether the results of Phase One are sufficiently positive to enable us to obtain any additional financing that we will then require. This analysis will include an assessment of the market for financing of junior mineral exploration projects at the time of our assessment.

To date, we have spent no exploration expenditures on the property, other than amounts spent in completing the geological report on the property. We have not chosen anyone specific to conduct exploration work on the property. We intend to choose a geologist recognized in the Yukon Territory who has had experience working in the regional area of the property.

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. Work permits, if needed, will be subject to review by the proper authorities. At this time the proposed Phase One of our planned exploration would not need permits to proceed.

To keep a property in good standing in the Yukon Territory there must be CDN$100 (US$90 based on the foreign exchange rate on May 9, 2007 of US$0.90:CDN$1.00) of exploration expenditures performed per claim each year. In the event that work is not performed on a property, the CDN$100 per claim can be paid in lieu of performing such work. In the case of the property, CDN$5,800 (US$5,220) of exploration expenditures must be spent before August 30, 2007 in order to maintain the property in good standing for an additional year. In the event that more than CDN$5,800 is spent on the property, this can be pooled to keep the property in good standing for more than one year.

Any testing work undertaken on the property must be conducted in a manner that minimizes disruption to the environment and must comply with applicable legislation including the Waters Act (Yukon Territory).

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. The amount of these costs is not known at this time, and because we do not know the size or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date hereof we have no significant employees other than our officers and directors. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the mineral property in order to carry our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

FINANCIAL CONDITION, PLAN OF OPERATIONS
AND RESULTS OF OPERATIONS

Financial Condition

At February 28, 2007, we had cash of $64,032 and working capital of $58,405. Given the other expenditures that we expect to incur within the next twelve months, we believe that we have sufficient funds to enable us to complete stage 1of Phase One of our exploration program. We will, however, require additional financing in order to complete full exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the property underlying our mineral claims option:

1.       We are working to obtain a trading symbol to trade our shares over the OTC Bulletin Board. We obtained effectiveness of a registration statement with respect to certain of our issued and outstanding shares for resale on March 26, 2007, and we effected the registration of our common stock as a class under the Exchange Act on that same date. We have applied to NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board. Our remaining costs are expected to be approximately $10,000 to complete this milestone. The nature of these costs are primarily legal and transfer agent fees and related costs.

2.       We plan to conduct stage 1 of Phase One of our recommended exploration program on the property underlying our mineral claims option. Stage 1 of Phase One will consist of geological mapping, sampling, trenching and other preliminary work, and is estimated to cost approximately $14,000. We expect to commence stage 1 of Phase One of our exploration program in June or July of 2007, depending on weather conditions and the availability of personnel and equipment. Stage 1 of Phase One is expected to take approximately 6 days to complete. In addition, we may proceed with stage 2 of Phase One, which consists of cutting of a grid through the property, performing assays and other related work, and is estimated to cost approximately $36,575. We anticipate that we will have to raise additional funding in order to complete any such stage 2 work.

3.       If warranted by the results of Phase One, we may proceed with Phase Two of a recommended exploration program, which is estimated to cost approximately $202,950. We do not have current plans to proceed to Phase Two within the next twelve months, and we anticipate that we will have to raise additional funding in order to conduct any such Phase Two work program.

4.       We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $72,575 ($10,000 to begin trading on the OTC Bulletin Board, $14,000 to complete stage 1 of Phase One of our recommended exploration program, $36,575 to complete stage 2 of Phase One of our recommended work program, and $12,000 to cover ongoing general and administrative expenses). As at February 28, 2007, we had cash reserves of $64,032 and working capital of $58,405. We anticipate that our cash and working capital will be sufficient to enable us to complete stage 1 of Phase One of our exploration program and to pay for the costs of beginning trading on the OTC Bulletin Board and our general and administrative expenses for the next 12 months. However, our ability to complete stage 2 of Phase One and Phase Two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

During the 12 month period following the date hereof, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program beyond stage 1 of Phase One of such program. In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claims option and our business plan will fail. Even if we are successful in obtaining equity financing to fund our complete exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claims option following the completion of Phase Two. If we do not continue to obtain additional financing, we will be forced to abandon our option and our plan of operations will fail.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our mineral claims option. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our mineral claims option. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our option to the joint venture participant.

Results of Operations

Revenues

We have had no operating revenues since our incorporation on August 22, 2006 to February 28, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses since incorporation on August 22, 2006 to February 28, 2007 and for the three month period ended February 28, 2007 are summarized below:

General and administrative expenses	(Unaudited) Cumulative from inception to February 28, 2007	(Unaudited) For three month period ended February 28, 2007
Accounting and auditing	$8,500	$ -
Bank charges and interest	148	102
Consulting	2,120	-
Foreign exchange gain	(89)	(89)
Legal	12,405	6,118
Office supplies	11	11
Total general and administrative expenses	$23,095	$6,142

Liquidity and Capital Resources.

We had cash of $64,032 and working capital of $58,405 at February 28, 2007.

Cash Used in Operating Activities

Cash used in operating activities was $10,302 for the three month period ended February 28, 2007. From incorporation on August 22, 2006 to February 28, 2007, we used $20,968 in operating activities. We anticipate that cash used in operating activities will increase in 2007 as discussed under "Plan of Operations" above.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our incorporation on August 22, 2006 to February 28, 2007, we raised a total of $85,000 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claims option and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report for the period from our incorporation until November 30, 2006 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.            Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.            Unregistered Sales of Equity Securities

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
3.1	Our Articles of Incorporation.(*)
3.2	Our Bylaws.(*)
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(*)          Filed as an Exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on March 14, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAR KED MINERAL EXPLORATION, INC.
Per:	/s/ Aaron Ui ___________________________________ Aaron Ui President, Chief Executive Officer, Principal Executive Officer and a director Date: May 14, 2007

__________