Form 10QSB/A
period 2007-02-28
Mar Ked Mineral Exploration, Inc.
filed 2007-06-14
CIK 1392694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

(604) 647-0630
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,900,000 shares of common stock as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

MAR KED MINERAL EXPLORATION, INC.

Quarterly Report On Form 10-QSB/A
(Amendment No. 1)
For The Quarterly Period Ended February 28, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A for the quarterly period ended February 28, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our prospectus filed with the SEC on March 27, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Mar Ked Mineral Exploration, Inc. are included in this Quarterly Report on Form 10-QSB/A:

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

In order to earn this 100% interest, subject to a 3% Net Smelter Return royalty, the Company must make cash payments totalling $400,000 and incur minimum work expenditures of $875,500 (or CDN$1,000,000) as follows:

(a)   $3,500 paid within ten business days of signing the agreement (paid);

(b)   $3,500 paid within thirty business days of the Company becoming free trading on the OTCBB;

(c)   $13,000 paid on the first anniversary date of the agreement and minimum work expenditures of $43,775 (CDN$50,000) spent before the first anniversary date;

(d)   $20,000 paid on the second anniversary date of the agreement and minimum work expenditures of $131,325 (CDN$150,000) spent before the second anniversary date ;

(e)   $160,000 paid on the third anniversary date of the agreement and minimum work expenditures of $262,650 (CDN$300,000) spent before the third anniversary date; and

(f)   $200,000 paid on the fourth anniversary date of the agreement and minimum work expenditures of $437,750 (CDN$500,000) spent before the third anniversary date.

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

Proposed Budget: Phase One (Stage 2)

Phase One - Stage 2 (estimated 12 days work)
Personnel: 4 samplers/line cutters @ 175/day 1 geological assistant @ 200/day	$8,400 $2,400
Detailed mapping: 1 geologist (5 days) @ 300/day	$1,500
Prospecting: 1 prospector (5 days) @ 175/day	$875
Assays: 300 soil samples @ 25/sample 35 silt/rock samples @ 30/sample	$7,500 $1,050
Camp and support	$12,000
Transportation: helicopter (3 hrs) @ 950/hour	$2,850
Total for Phase One - Stage 2	$36,575

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

Proposed Budget: Phase Two

Phase Two (estimated 15 days work)
Personnel: 1 geological assistant @ 200/day 1 geologist @ 300/day	$3,000 $4,500
Drilling: 1,000 meters at 150/m	$150,000
Assays: 200 core samples @ 30/sample	$6,000
Camp and support	$10,000
Transportation: helicopter (11 hrs) @ 950/hr	$10,450
Contingency: 10 percent	$19,000
Total for Phase Two	$202,950

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

The following exhibits are included with this Quarterly Report on Form 10-QSB/A:
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
MAR KED MINERAL EXPLORATION, INC.
Per:	/s/ "Aaron Ui" Aaron Ui President, Chief Executive Officer, Principal Executive Officer and a director Date: June 13, 2007

__________