Form 10QSB
period 2007-05-31
Mar Ked Mineral Exploration, Inc.
filed 2007-07-18
CIK 1392694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007

☐
         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number:  000-52522

MAR KED MINERAL EXPLORATION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

Not applicable

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

555 Jervis Street, Suite 1602, Vancouver, British Columbia, Canada, V6E 4N1

(Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  10,900,000 shares of common stock as of July 16, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐
   No  ☒

__________

MAR KED MINERAL EXPLORATION, INC.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended May 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended May 31, 2007 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our prospectus filed with the SEC on March 27, 2007.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Mar Ked Mineral Exploration, Inc. are included in this Quarterly Report on Form 10-QSB:

__________

MAR KED MINERAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

AT MAY 31, 2007 WITH AUDITED FIGURES AT NOVEMBER 30, 2006

(Unaudited - Prepared by Management)

(Stated in US Dollars)

(Unaudited)

(Audited)

May 31

November 30

2007

2006

ASSETS

CURRENT ASSETS

Cash

$ 51,067

$ 72,334

Prepaid expenses and deposits

123

2,635

Goods and services tax recoverable

2,175

-

Total Assets

$ 53,365

$ 74,969

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities

$ 21,707

$ 12,422

Total Liabilities

21,707

12,422

STOCKHOLDERS' EQUITY

Authorized:

100,000,000 preferred shares, par value $0.001 per share

100,000,000 common shares, par value $0.001 per share

Issued and outstanding:

10,900,000 (10,900,000 - 30Nov06) common shares issued

and outstanding (Note 4)

10,900

10,900

Additional paid in capital

74,100

74,100

Subscription receivable

-

(2,000)

Deficit - Accumulated during exploration stage

(53,342)

(20,453)

Total Stockholders' Equity

31,658

62,547

 Total Liabilities and Stockholders' Equity

  $     53,365
=======

  $         74,969
=======

Going concern (Note 2)

Commitments (Note 5)

________________

Director

________________

Director

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MAY 31, 2007

(Unaudited - Prepared by Management)

(Stated in US Dollars)

(Unaudited)

(Unaudited)

(Unaudited)

Cumulative

amounts from

For the

For the

inception to

3 months ended

6 months ended

May 31

May 31

May 31

2007

2007

2007

GENERAL AND ADMINISTRATIVE EXPENSES

Accounting and auditing

$ 11,376

$ 2,876

$ 2,876

Advertising and promotion

884

884

884

Bank charges and interest

139

(9)

93

Consulting

2,120

-

-

Foreign exchange loss

81

170

81

Legal

33,209

20,804

26,922

Office supplies

127

116

127

Transfer agent and filing

1,906

1,906

1,906

49,842

26,747

32,889

MINERAL PROPERTY EXPENSE (Note 5)

Acquisition costs

3,500

-

-

NET LOSS FOR THE PERIOD

  $           (53,342)
========

  $            (26,747)
========

  $            (32,889)
========

BASIC AND DILUTED LOSS PER COMMON SHARE

  $                 (0.00)
======

  $                 (0.00)
======

WEIGHTED AVERAGE NUMBER OF BASIC AND

DILUTED COMMON SHARES OUTSTANDING

          10,900,000
==========

          10,900,000
==========

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM CASH FLOW STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2007

(Unaudited - Prepared by Management)

(Stated in US Dollars)

(Unaudited)

(Unaudited)

(Unaudited)

Cumulative

amounts from

For the

For the

inception to

3 months ended

6 months ended

May 31

May 31

May 31

2007

2007

2007

OPERATING ACTIVITIES

Net loss for the period

$ (53,342)

$ (26,747)

$ (32,889)

Changes in non-cash working capital items

Prepaid expenses and deposits

(123)

2,750

2,512

Goods and services tax receivable

(2,175)

(2,175)

(2,175)

Accounts payable and accrued liabilities

21,707

13,207

9,285

Cash used by operating activities

(33,933)

(12,965)

(23,267)

INVESTING ACTIVITIES

-

-

-

FINANCING ACTIVITIES

Share subscription received

-

-

2,000

Common stock issued for cash

85,000

-

-

Cash provided by financing activity

85,000

-

2,000

NET CASH INCREASE/(DECREASE)

51,067

(12,965)

(21,267)

CASH, BEGINNING OF PERIOD

-

64,032

72,334

CASH, END OF PERIOD

  $           51,067
=======

  $                 51,067
=======

  $             51,067
=======

SUPPLEMENTAL DISCLOSURE:

Interest paid

$ -

$ -

$ -

Income taxes paid

$ -

$ -

$ -

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

AT MAY 31, 2007

(Unaudited - Prepared by Management)

(Stated in US Dollars)

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Deficit

(Note 4)

Accumulated

Common Shares

Additional

Share

During

Total

Number

Paid In

Subscription

Exploration

Stockholders'

of Shares

Amount

Capital

Receivable

Stage

Equity

Shares issued for cash @ $0.001

on August 24, 2006

5,000,000

$ 5,000

$ -

$ -

$ -

$ 5,000

Shares issued for cash @ $0.01

on October 28, 2006

5,000,000

5,000

45,000

-

-

50,000

Shares issued for cash @ $0.02

on October 30, 2006

500,000

500

9,500

-

-

10,000

Shares issued for cash @ $0.05

on October 30, 2006

400,000

400

19,600

(2,000)

-

18,000

Net loss for the period ended

November 30, 2006

-

-

-

-

(20,453)

(20,453)

Balance, November 30, 2006

10,900,000

10,900

74,100

(2,000)

(20,453)

62,547

Share subscription received

-

-

-

2,000

-

2,000

Net loss for the period ended

May 31, 2007

-

-

-

-

(32,889)

(32,889)

Balance, May 31, 2007

   10,900,000
=========

  $      10,900
=======

  $        74,100
=======

  $         -
=======

  $       (53,342)
========

  $         31,658
=======

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2007

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

2.     GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying interim financial statements, the Company incurred a net loss of $32,889 for the six months ended May 31, 2007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

On October 30, 2006, the Company issued 400,000 common shares valued at $0.05 per share for gross proceeds of $20,000, of which $2,000 was received in the six months ended May 31, 2007.

MAR KED MINERAL EXPLORATION, INC.

 (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2007

(Unaudited - Prepared by Management)

(Stated in US Dollars)

5.     MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

On November 1, 2006, the Company entered into an option agreement to acquire a 100% interest in fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area in the Yukon Territories in Canada. The costs incurred to date are summarized as follows:

Acquisition costs

$ 3,500

Balance, May 31, 2007

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

6.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, goods and services tax recoverable, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

MAR KED MINERAL EXPLORATION, INC.

(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2007

(Unaudited - Prepared by Management)

(Stated in US Dollars)

7.     INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $53,000, which may be carried forward up to 2026 and used to reduce taxable income of future years.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Loss before income taxes

$ (53,000)

Income tax recovery at statutory rates

(8,480)

Unrecognized benefit of non-capital loss carry-forwards

8,480

 $           -
=======

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

__________

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended May 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended May 31, 2007 included in this quarterly report.

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

We acquired our option to acquire the mineral claims in November of 2006.  We have obtained a geological report on the underlying property that has recommended an exploration program consisting of two phases.  Phase One of our planned exploration program consists of two sub-stages, with estimated costs of $14,000 and $36,575, respectively.  We have determined to proceed with stage 1 of Phase One of the recommended exploration program and, if warranted, stage 2 of Phase One.  At May 31, 2007, we had cash of $51,067 and working capital of $31,658.  Given the other expenditures that we expect to incur within the next twelve months, we believe that we have sufficient funds to enable us to complete stage 1 of Phase One of our exploration program.  We will, however, require additional financing in order to complete full exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.  Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

In order to exercise our option, we must make the following cash payments totaling $400,000 to Arcturus and minimum work expenditures of CDN$1,000,000 (US$934,500 based on the foreign exchange rate on May 31, 2007 of US$0.9345:CDN$1.00):

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

Work Expenditures

  minimum work expenditures of CDN$50,000 (US$46,725 based on the foreign exchange rate on May 31, 2007 of US$0.9345:CDN$1.00) before the first anniversary of the agreement;

  minimum work expenditures of CDN$150,000 (US$140,174) during the second year of the agreement;

  minimum work expenditures of CDN$300,000 (US$280,348) during the third year of the agreement; and

  minimum work expenditures of CDN$500,000 (US$467,246) during the fourth year of the agreement.

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

The discovery of the Anvil lead-zinc deposit in the 1960s changed the face of exploration in the area as Faro became an important centre due to the mine.  No further significant discoveries were made in the area until 1993 when Cominco Ltd. ("Cominco") discovered the Kudz Ze Kayah massive sulphide deposit.  This discovery was followed by a great amount of ground being staked and large exploration programs over the next four years.  In 1995, Westmin Resources (now Boliden) discovered the Wolverine massive sulphide deposit.  This was followed up by the discovery of the Fyre Lake massive sulphide deposit by Columbia Gold Mines (now Pacific Ridge Explorations).  Between 1997 and 2001, work in the area only consisted of small exploration programs.

During previous work programs, various claim groups have covered different portions of the RB Property.  In general, these programs either covered the northern or southern portions of the current 94 RB claims (58 of which RB claims are the subject of our option agreement).

The southern two thirds of the RB Property and the area immediately to the south was staked originally as the Tak claims 1-72 in 1966 following an airborne magnetic/electromagnetic survey by Atlas Explorations Ltd.  The company carried out prospecting and geochemical sampling later in the summer and staked Tak claims 73-78 that same year.  The northern portion of the Tak property covered only the southern most claims of the RB Property.  Atlas's geophysical surveys outlined one electromagnetic conductor and two magnetic anomalies.  Soil sampling outlined numerous copper-zinc anomalies.  Preliminary evaluation of the geophysical and geochemical anomalies attributed them to graphitic horizons within mafic schists and "greenstone intrusives".  Bad weather prevented the company from returning to the property to carry out a ground follow-up investigation of the anomalies.

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

Interpretations and Conclusions of the Geological Report

As stated above, Ian Foreman, our current Chief Financial Officer, Secretary, Treasurer, Principal Accounting Officer and a director, was the author of the November 2006 geological report that formed the basis for the disclosure starting under the heading "Property Underlying Our Optioned Mineral Claims" above.  Based on his findings, Mr. Foreman concluded that the property has the potential to host a Beshi-style Volcanogenic Massive Sulphide (VMS) deposit.  This is based on the fact that the property has similar geology to the Fyre Lake property and there are two direct correlations between the two: (1) they are both located within the same portion of the local stratigraphy and (2) both are located at the southwest extremity of a package of comagmatic ultramafic rocks.  Within the property, the prospective stratigraphy for hosting a beshi-style VMS deposit has been preserved under the overlying phyllites.  In addition, there is the potential to infer a northwest trending growth fault within the northern portion of the property.  Although this has yet to be proven, the ramifications of a growth fault within the property would be significant in adding to the VMS potential of the property.  Mr. Foreman concluded in his report that the RB Property contains excellent exploration targets that warrant additional work programs.

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

The geological report recommends that stage 2 should involve the cutting of a grid through the entire property with baselines spaced at one kilometer intervals.  These baselines should be cut at 235 degrees.  Two baselines were started during the 2001 field season; currently baseline 100 W is 1.0 kilometers in length and baseline 110 W is 2.5 kilometers in length.  They are tied together by line 110 N, which is currently 1.0 kilometers in length.  To complete the ultimate grid, no more than an additional 10 kilometer of baselines needs to be cut, and tie line 110 N would have to be extended by 2.0 kilometers.  The sample lines would then be run 100 meters apart by a two person sample team who would then tie in the lines with the baselines.  These lines should be sampled every 50 meters but only every second sample should be sent for analysis.  In the event of anomalous results the surrounding samples (at a spacing of 50 meters) should then be run.  In addition, an additional 15 to 20 stream silt samples need to be taken in order to fill in the gaps of the previous sampling and act as checks.

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

 $36,575
======

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

Proposed Budget:  Phase Two

 Phase Two (estimated 15 days work)

 Personnel:
1 geological assistant @ 200/day
1 geologist @ 300/day

$ 3,000
$ 4,500

 Drilling:
1,000 meters at 150/m

$ 150,000

 Assays:
200 core samples @ 30/sample

$ 6,000

 Camp and support

 $ 10,000

 Transportation:
helicopter (11 hrs) @ 950/hr

 $ 10,450

 Contingency:
10 percent

$ 19,000

 Total for Phase Two

 $ 202,950
=======

Plans Regarding Exploration Program

We expect to commence stage 1 of Phase One of the exploration program in August of 2007, depending on weather conditions and the availability of personnel and equipment.  Upon completion of stage 1 of Phase One, we intend to undertake stage 2 of Phase One, although we do not have specific plans to do so at this time and we believe that we will need to raise additional funding in order to complete stage 2 of Phase One.

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

To keep a property in good standing in the Yukon Territory, there must be CDN$100 (US$93 based on the foreign exchange rate on May 31, 2007 of US$0.9345:CDN$1.00) of exploration expenditures performed per claim each year.  In the event that work is not performed on a property, the CDN$100 per claim can be paid in lieu of performing such work.  In the case of the property, CDN$5,800 (US$5,420) of exploration expenditures must be spent before August 30, 2007 in order to maintain the property in good standing for an additional year.  In the event that more than CDN$5,800 is spent on the property, this can be pooled to keep the property in good standing for more than one year.

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

Financial Condition, Plan of Operations and Results of Operations

Financial Condition

At May 31, 2007, we had cash of $51,067 and working capital of $31,658.  Given the other expenditures that we expect to incur within the next twelve months, we believe that we have sufficient funds to enable us to complete stage 1 of Phase One of our exploration program.  We will, however, require additional financing in order to complete full exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.  Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the property underlying our mineral claims option:

1.          We plan to conduct stage 1 of Phase One of our recommended exploration program on the property underlying our mineral claims option.  Stage 1 of Phase One will consist of geological mapping, sampling, trenching and other preliminary work, and is estimated to cost approximately $14,000.  We expect to commence stage 1 of Phase One of our exploration program in August of 2007, depending on weather conditions and the availability of personnel and equipment.  Stage 1 of Phase One is expected to take approximately 6 days to complete.  In addition, we may proceed with stage 2 of Phase One, which consists of cutting of a grid through the property, performing assays and other related work, and is estimated to cost approximately $36,575.  We anticipate that we will have to raise additional funding in order to complete any such stage 2 work.

2.          If warranted by the results of Phase One, we may proceed with Phase Two of a recommended exploration program, which is estimated to cost approximately $202,950.  We do not have current plans to proceed to Phase Two within the next twelve months, and we anticipate that we will have to raise additional funding in order to conduct any such Phase Two work program.

3.          We anticipate spending approximately $1,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $12,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $62,575 ($14,000 to complete stage 1 of Phase One of our recommended exploration program, $36,575 to complete stage 2 of Phase One of our recommended work program, and $12,000 to cover ongoing general and administrative expenses).  As at May 31, 2007, we had cash reserves of $51,067 and working capital of $31,658.  We anticipate that our cash and working capital will be sufficient to enable us to complete stage 1 of Phase One of our exploration program and to pay for our general and administrative expenses for the next 12 months.  However, our ability to complete stage 2 of Phase One and Phase Two of the recommended work program will be subject to us obtaining additional financing as these expenditures will exceed our cash reserves.

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

Results of Operations

Revenues

We have had no operating revenues since our incorporation on August 22, 2006 to May 31, 2007.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses since incorporation on August 22, 2006 to May 31, 2007 and for the three- and six- month periods ended May 31, 2007 are summarized below:

General and Administrative Expenses

 (Unaudited)
Cumulative from inception to
May 31, 2007

 (Unaudited)
For three month period ended
May 31, 2007

 (Unaudited)
For six month period ended
May 31, 2007

Accounting and auditing

$11,376

$2,876

$2,876

Advertising and Promotion

884

884

884

Bank charges and interest

139

(9)

93

Consulting

2,120

-

-

Foreign exchange gain

81

170

81

Legal

33,209

20,804

26,922

Office supplies

127

116

127

Transfer agent and filing

1,906

1,906

1,906

Total general and administrative expenses

$49,842

$26,747

$32,889

Liquidity and Capital Resources.

We had cash of $51,067 and working capital of $31,658 at May 31, 2007.

Cash Used in Operating Activities

Cash used in operating activities was $23,267 for the six month period ended May 31, 2007.  From incorporation on August 22, 2006 to May 31, 2007, we used $33,933 in operating activities.  We anticipate that cash used in operating activities will increase in 2007 as discussed under "Plan of Operations" above.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our incorporation on August 22, 2006 to May 31, 2007, we raised a total of $85,000 from private offerings of our securities.

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

Articles of Incorporation(*)

3.2

Bylaws(*)

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

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MAR KED MINERAL EXPLORATION, INC.

Per:

 /s/ Aaron Ui
Aaron Ui
President, Chief Executive Officer,
Principal Executive Officer and a director
Date: July 16, 2007

__________