Form 10QSB
period 2007-08-31
Mar Ked Mineral Exploration, Inc.
filed 2007-10-15
CIK 1392694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,900,000 shares of common stock as of October 11, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

__________

MAR KED MINERAL EXPLORATION, INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended August 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended August 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our prospectus filed with the SEC on March 27, 2007. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim financial statements of Mar Ked Mineral Exploration, Inc. are included in this Quarterly Report on Form 10-QSB:

__________

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
AT AUGUST 31, 2007 WITH AUDITED FIGURES AT NOVEMBER 30, 2006
(Unaudited - Prepared by Management)
(Stated in US Dollars)
	(Unaudited)	(Audited)
	August 31	November 30
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$ -	$ 72,334
Accounts receivable	17,375	-
Goods and services tax receivable	2,457	-
Prepaid expenses and deposits	-	2,635
Total Assets	$ 19,832	$ 74,969

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 6,964	$ 12,422
Total Liabilities	6,964	12,422

STOCKHOLDERS' EQUITY
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,900,000 (10,900,000 - 30Nov06) common shares issued
and outstanding (Note 4)	10,900	10,900
Additional paid in capital	74,100	74,100
Subscription receivable	-	(2,000)
Deficit - Accumulated during exploration stage	(72,132)	(20,453)
Total Stockholders' Equity	12,868	62,547
Total Liabilities and Stockholders' Equity	$ 19,832	$ 74,969
Going concern (Note 2)
Commitments (Note 5)

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED AUGUST 31, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative
	amounts from	For the	For the
	inception to	3 months ended	9 months ended
	August 31	August 31	August 31
	2007	2007	2007

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and auditing	$ 15,761	$ 4,385	$ 7,261
Advertising and promotion	884	-	884
Bank charges and interest	171	32	125
Consulting	2,120	-	-
Foreign exchange (gain)/loss	(44)	(125)	(44)
Legal	47,606	14,397	41,319
Office supplies	127	-	127
Transfer agent and filing	2,007	101	2,007
	68,632	18,790	51,679

MINERAL PROPERTY EXPLORATION EXPENSE (Note 5)
Acquisition costs	3,500	-	-
NET LOSS FOR THE PERIOD	$ (72,132)	$ (18,790)	$ (51,679)

BASIC AND DILUTED LOSS PER COMMON SHARE		$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		10,900,000	10,900,000
The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM CASH FLOW STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative
	amounts from	For the	For the
	inception to	3 months ended	9 months ended
	August 31	August 31	August 31
	2007	2007	2007
OPERATING ACTIVITIES
Net loss for the period	$ (72,132)	$ (18,790)	$ (51,679)
Changes in non-cash working capital items
Accounts receivable	(17,375)	(17,375)	(17,375)
Goods and services tax receivable	(2,457)	(282)	(2,457)
Prepaid expenses and deposits	-	123	2,635
Accounts payable and accrued liabilities	6,964	(14,743)	(5,458)

Cash used by operating activities	(85,000)	(51,067)	(74,334)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Share subscription received	-	-	2,000
Common stock issued for cash	85,000	-	-

Cash provided by financing activity	85,000	-	2,000

NET CASH INCREASE/(DECREASE)	-	(51,067)	(72,334)

CASH, BEGINNING OF PERIOD	-	51,067	72,334

CASH, END OF PERIOD	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
AT AUGUST 31, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
					Deficit
	(Note 4)				Accumulated
	Common Shares		Additional	Share	During	Total
	Number		Paid In	Subscription	Exploration	Stockholders'
	of Shares	Amount	Capital	Receivable	Stage	Equity

Shares issued for cash @ $0.001 on August 24, 2006	5,000,000	$ 5,000	$ -	$ -	$ -	$ 5,000

Shares issued for cash @ $0.01 on October 28, 2006	5,000,000	5,000	45,000	-	-	50,000

Shares issued for cash @ $0.02 on October 30, 2006	500,000	500	9,500	-	-	10,000

Shares issued for cash @ $0.05 on October 30, 2006	400,000	400	19,600	(2,000)	-	18,000

Net loss for the period ended November 30, 2006	-	-	-	-	(20,453)	(20,453)

Balance, November 30, 2006	10,900,000	10,900	74,100	(2,000)	(20,453)	62,547

Share subscription received	-	-	-	2,000	-	2,000

Net loss for the period ended August 31, 2007	-	-	-	-	(51,679)	(51,679)

Balance, August 31, 2007	10,900,000	$ 10,900	$ 74,100	$ -	$ (72,132)	$ 12,868

The accompanying notes are an integral part of these financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2007

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

2.     GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim financial statements, the Company incurred a net loss of $51,679 for the nine months ended August 31, 2007. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

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

On October 28, 2006, the Company issued 5,000,000 common shares valued at $0.01 per share for gross proceeds of $50,000.

On October 30, 2006, the Company issued 500,000 common shares valued at $0.02 per share for gross proceeds of $10,000.

On October 30, 2006, the Company issued 400,000 common shares valued at $0.05 per share for gross proceeds of $20,000 of which $2,000 was received in the nine months ended August 31, 2007.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

5.     MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

On November 1, 2006, the Company entered into an option agreement to acquire a 100% interest in fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area in the Yukon Territories in Canada. The costs incurred to date are summarized as follows:

Acquisition costs	$ 3,500
Balance, August 31, 2007	$ 3,500

In order to earn this 100% interest, subject to a 3% Net Smelter Return royalty, the Company must make cash payments totalling $400,000 and incur minimum work expenditures of $946,790 (or CDN$1,000,000) as follows:

(a)     $3,500 paid within ten business days of signing the agreement (paid);

(b)     $3,500 paid within thirty business days of the Company becoming free trading on the OTCBB;

(c)     $13,000 paid on the first anniversary date of the agreement and minimum work expenditures of $47,340 (CDN$50,000) spent before the first anniversary date;

(d)     $20,000 paid on the second anniversary date of the agreement and minimum work expenditures of $142,018 (CDN$150,000) spent before the second anniversary date ;

(e)     $160,000 paid on the third anniversary date of the agreement and minimum work expenditures of $284,037 (CDN$300,000) spent before the third anniversary date; and

(f)     $200,000 paid on the fourth anniversary date of the agreement and minimum work expenditures of $473,395 (CDN$500,000) spent before the third anniversary date.

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

6.     FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, goods and services tax recoverable, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2007

(Unaudited - Prepared by Management)
(Stated in US Dollars)

7.     INCOME TAXES

The Company has accumulated net operating losses for income tax purposes of approximately $72,000, which may be carried forward up to 2026 and used to reduce taxable income of future years.

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

Loss before income taxes	$ (72,000)

Income tax recovery at statutory rates	(11,520)
Unrecognized benefit of non-capital loss carry-forwards	11,520

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended August 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended August 31, 2007 included in this quarterly report.

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

We acquired our option to acquire the mineral claims in November of 2006. We have obtained a geological report on the underlying property that has recommended an exploration program consisting of two phases. Phase One of our planned exploration program consists of two sub-stages, with estimated costs of $14,000 and $36,575, respectively. We have determined to proceed with stage 1 of Phase One of the recommended exploration program and, if warranted, stage 2 of Phase One. At August 31, 2007, we had cash of $nil and working capital of $10,411. As such, we will require additional financing in order to perform exploratory work on the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

In order to exercise our option, we must make the following cash payments totaling $400,000 to Arcturus and minimum work expenditures of CDN$1,000,000 (US$947,000 based on the foreign exchange rate on August 31, 2007 of US$0.9470:CDN$1.00):

Cash Payments

  payment of $3,500 within ten (10) business days of signing the option agreement (this has been paid);

  payment of $3,500 within thirty (30) business days of the Company becoming free trading on the OTCBB (this has been paid);

  payment of $13,000 on the first anniversary of the agreement;

  payment of $20,000 on the second anniversary of the agreement;

  payment of $160,000 on the third anniversary of the agreement; and

  payment of $200,000 on the fourth anniversary of the agreement.

Work Expenditures

  minimum work expenditures of CDN$50,000 (US$47,350 based on the foreign exchange rate on August 31, 2007 of US$0.9470:CDN$1.00) before the first anniversary of the agreement;

  minimum work expenditures of CDN$150,000 (US$142,050) during the second year of the agreement;

  minimum work expenditures of CDN$300,000 (US$284,100) during the third year of the agreement; and

  minimum work expenditures of CDN$500,000 (US$473,500) during the fourth year of the agreement.

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

Surface rights to the property are vested with Yukon Territory's government. The relevant data for the claims that are the subject of our option is as follows:
Claim Name	Grant No.	Expiry Date	Registered Owner	% Owned	NTS #'s
RB 1 - 58	YB93186 - YB93243	August 30, 2008	Arcturus Ventures	100.00	105G07

Access, Climate, Physiography, Local Resources and Infrastructure

The principal access to the Finlayson Lake area is the Robert Campbell highway - a loose surface two lane road that connects Watson Lake in the south to Carmacks in the north. Finlayson Lake is approximately 45 kilometers north of the property. The only direct access to the property is by helicopter.

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

The rocks of the layered metamorphic sequence were subjected to two phases of metamorphism and deformation resulting in green schist and to lower amphibolite facies. A sub-horizontal foliation is subparallel to the compositional layering and is parallel to the axial planes of local recumbent isoclinal folds. In general, the foliation in the area strikes west to northwest and dips gently to the north and northeast. The folds in the region are generally north-verging with the fold axes plunging 5-10° to the west.

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

Plans Regarding Exploration Program

Our geologist, Mr. Foreman, performed stage 1 of Phase One of the exploration program in September 2007 and is in the process of preparing a report with respect to such work. We currently intend to undertake stage 2 of Phase One, although we do not have specific plans to do so at this time and we will need to raise additional funding in order to complete stage 2 of Phase One.

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

Compliance with Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Yukon Territory. Work permits, if needed, will be subject to review by the proper authorities. At this time the proposed stage 2 of Phase One of our planned exploration would not need permits to proceed.

To keep a property in good standing in the Yukon Territory, there must be CDN$100 (US$95 based on the foreign exchange rate on August 31, 2007 of US$0.9470:CDN$1.00) of exploration expenditures performed per claim each year. In the event that work is not performed on a property, the CDN$100 per claim can be paid in lieu of performing such work. In the case of the property, CDN$5,800 (US$5,493) of exploration expenditures must be spent before August 30, 2008 in order to maintain the property in good standing for an additional year. In the event that more than CDN$5,800 is spent on the property, this can be pooled to keep the property in good standing for more than one year.

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

Financial Condition, Plan of Operations and Results of Operations

Financial Condition

At August 31, 2007, we had cash of $nil and working capital of $10,411. As such, we will require additional financing in order to perform exploratory work on the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production. Even if we determine that a mineral deposit exists on the property, an economic evaluation must be completed before the economic viability of commercial exploitation of the property could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of the property underlying our mineral claims option:

  We currently intend to conduct stage 2 of Phase One of our recommended exploration program, which consists of cutting of a grid through the property, performing assays and other related work, and is estimated to cost approximately $36,575. We will have to raise additional funding in order to complete any such stage 2 work.

  If warranted by the results of Phase One, we may proceed with Phase Two of a recommended exploration program, which is estimated to cost approximately $202,950. We do not have current plans to proceed to Phase Two within the next twelve months, and we will have to raise additional funding in order to conduct any such Phase Two work program.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $48,575 ($36,575 to complete stage 2 of Phase One of our recommended work program and $12,000 to cover ongoing general and administrative expenses). As at August 31, 2007, we had cash reserves of $nil and working capital of $10,411. As such, we will require additional financing in order to perform exploratory work on the property and to meet our other anticipated expenses during the next twelve months.

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

Results of Operations

Revenues

We have had no operating revenues since our incorporation on August 22, 2006 to August 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses since incorporation on August 22, 2006 to August 31, 2007 and for the three- and nine-month periods ended August 31, 2007 are summarized below:

General and Administrative Expenses	(Unaudited) Cumulative from inception to August 31, 2007	(Unaudited) For three month period ended August 31, 2007	(Unaudited) For nine month period ended August 31, 2007
Accounting and auditing	$15,761	$4,385	$7,261
Advertising and promotion	884	-	884
Bank charges and interest	171	32	125
Consulting	2,120	-	-
Foreign exchange (gain)/loss	(44)	(125)	(44)
Legal	47,606	14,397	41,319
Office supplies	127	-	127
Transfer agent and filing	2,007	101	2,007
Total general and administrative expenses	$68,632	$18,790	$51,679

Liquidity and Capital Resources.

We had cash of $nil and working capital of $10,411 at August 31, 2007.

Cash Used in Operating Activities

Cash used in operating activities was $74,334 for the nine month period ended August 31, 2007. From incorporation on August 22, 2006 to August 31, 2007, we used $85,000 in operating activities. Provided that we obtain financing to continue our operations, we anticipate that cash used in operating activities will increase in 2007 as discussed under "Plan of Operations" above.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our incorporation on August 22, 2006 to August 31, 2007, we raised a total of $85,000 from private offerings of our securities.

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
MAR KED MINERAL EXPLORATION, INC.
Per:	"Aaron Ui" Aaron Ui President, Chief Executive Officer, Principal Executive Officer and a director Date: October 15, 2007

__________