Form 10-K
period 2007-11-30
Mar Ked Mineral Exploration, Inc.
filed 2008-03-17
CIK 1392694

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended 11/30/07

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to

Commission file number: 000-52522

                        Mar Ked Mineral Exploration, Inc.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                     NEVADA                             98-0550352
         --------------------------------         ---------------------
           (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization         Identification Number)

               P.O. Box 331916, Miami, FL              33233-1916
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

(Registrant's telephone number, including area code) (786) 228-8592

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark is the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [ ]          Accelerated filer          [ ]
Non-accelerated filer    [ ]          Smaller reporting company  [x]

Indicate by check mark whether Mar Ked Mineral is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Mar Ked Mineral revenues for its most recent fiscal year were $0.00. The market value of Mar Ked Mineral's voting common stock held by non-affiliates of Mar Ked Mineral was approximately 0.00.

The number of shares outstanding of Mar Ked Mineral's only class of common stock, as of November 30, 2007 and February 28, 2008 was 10,900,000 shares and 10,900,000 shares of its common stock, respectively.

No documents are incorporated into the text by reference.

ITEM 1. BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have an option to acquire a 100% interest in and to fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area of the Yukon Territory, Canada. The property underlying our optioned mineral claims covers an area of approximately 1,212 hectares (2,991 acres). We have completed an initial review of the property and decided not to continue any further. We are actively looking for other mineral properties of merit.

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

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals. Work permits, if needed, will be subject to review by the proper authorities.

Any testing work undertaken on the property must be conducted in a manner that minimizes disruption to the environment and must comply with applicable legislation.

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

COMPETITION

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of any mineral properties.

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

EMPLOYEES

As of the date hereof we have no significant employees other than our officers and directors. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on any targeted mineral property in order to carry our plan of operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.


ITEM 2. PROPERTIES

Our executive offices are located at 2642 Collins Avenue, Suite 305, Miami Beach, FL 33140

ITEM 3. LEGAL PROCEEDINGS

Mar Ked Mineral management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended November 30, 2007, Mar Ked Mineral was not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended November 30, 2007, no matters were submitted to a vote of Mar Ked Mineral's security holders, through the solicitation of proxies.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Our common stock is not listed on any exchange or over the counter.

The approximate number of holders of record of Mar Ked Mineral's $.001 par value common stock, as of November 30, 2007 and February 28, 2008 was 41 shareholders.

Dividends. Holders of Mar Ked Mineral's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on Mar Ked Mineral's common stock have ever been paid, and Mar Ked Mineral does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Item 6. Selected Financial Data.

                                           At or for the Year Ended November 30,
                                                  2007             2006
                                                 --------        --------
Balance Sheet Summary
  (at end of period)
  Total Assets                                   $  7,814        $ 74,969
  Total Current Liabilities                        12,040          12,422
  Total Stockholders' Equity                       (4,226)         62,547

Summary of Losses
  General and administrative expenses            $ 72,773        $ 16,953
  Acquisition costs                                    --           3,500
  Net loss                                        (72,773)        (20,453)

Per Share Data
  Basic and diluted loss per
    common share                                 $  (0.01)       $   0.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our plan of operations for the next twelve months is to obtain the funding necessary to identify, purchase and explore mineral claims.

During the 12 month period following the date hereof, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program.

We may consider entering into a joint venture arrangement to provide the required funding to acquire and develop yet to be identified mineral claims. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration any mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in any mineral claims.

RESULTS OF OPERATIONS

In the following discussions references to 2006 are to the period from incorporation (August 22, 2006) to November 30, 2006.

Revenues

We have had no operating revenues since our incorporation on August 22, 2006 to November 30, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for 2007 and 2006 are summarized below:

General and administrative expenses

                                         For the year ended    From inception to
                                            November 30,          November 30,
                                                2007                  2006
                                              --------              --------
Accounting and auditing                       $ 16,789              $  8,500
Advertising and promotion                          884                     -
Bank charges and interest                          153                    46
Consulting                                      12,214                 2,120
Foreign exchange (gain)/loss                       560                     -
Legal                                           39,084                 6,287
Office supplies                                    128                     -
Telephone                                            2                     -
Transfer agent and filing                        2,959                     -
                                              --------              --------
Total general and
  administrative expenses                     $ 72,773              $ 16,953

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $4,314 and working capital deficit of $7,725 at November 30, 2007. Comparatively, we had cash of $72,334 and working capital of $62,547 at November 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $82,575. Our cash and working capital will not be sufficient to enable us to locate alternative mineral claims and we will have to pursue additional debt or equity financing.

Cash Used in Operating Activities

Cash used in operating activities was $74,994 and $10,666 for 2007 and 2006, respectively. We anticipate that cash used in operating activities will increase in 2008.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our incorporation, on August 22, 2006, to November 30, 2007, we have raised a total of $85,000 from private offerings of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claims option and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              MAR KED MINERAL CORP.
                          Index to Financial Statements

                                                                      Page

     Report of Independent Registered Public Accounting Firm            9

     Balance Sheets, November 20, 2007 and 2006                        10

     Statements of Operations for the years ended
      November 30, 2007 and 2006                                       11

     Statement of Changes in Stockholders' Equity
      At November 30, 2007 and 2006                                    12

     Statements of Cash Flows for the years ended
      November 30, 2007 and 2006                                       14

     Notes to Financial Statements                                     15

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Mar Ked Mineral Exploration, Inc.
(An Exploration Stage Company)


We have audited the accompanying balance sheets of Mar Ked Mineral Exploration, Inc. (An Exploration Stage Company) as of November 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Mar Ked Mineral Exploration, Inc. as of November 30, 2006 were audited by other auditors whose report dated January 4, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mar Ked Mineral Exploration, Inc. (An Exploration Stage Company) as of November 30, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has net losses of $72,773 for year ended November 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 14, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501
--------------------------------------------------------------------------------

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                           NOVEMBER 30, 2007 and 2006

                             (Stated in US Dollars)

                                                           2007           2006
                                                         --------      --------

                                     ASSETS

CURRENT ASSETS
  Cash                                                   $  1,390      $ 72,334
  GST Tax Refund                                            2,924             -
  Prepaid expenses and deposits                                 -         2,635
                                                         --------      --------
  Total Current Assets                                      4,314        74,969
                                                         ========      ========

  Mineral Rights                                            3,500
                                                         --------      --------
    TOTAL ASSETS                                         $  7,814      $ 74,469
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $ 12,040      $ 12,422
                                                         --------      --------
  Total Current Liabilities                                12,040        12,422
                                                         --------      --------
STOCKHOLDERS' EQUITY
  Authorized:
    100,000,000 preferred shares,
      par value $0.001 per share
    100,000,000 common shares,
      par value $0.001 per share
  Issued and outstanding:
    10,900,000 common shares issued
    And outstanding (Note 5)                               10,900        10,900
  Additional paid in capital                               78,100        74,100
  Subscription receivable                                       -        (2,000)
  Deficit - Accumulated during exploration
    Stage                                                 (93,226)      (20,453)
                                                         --------      --------
  Total Stockholders' Equity                               (4,226)       62,547
                                                         --------      --------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                               $  7,814      $ 74,969
                                                         ========      ========

                   The accompanying notes are an integral part
                          of these financial statements


                             MAR KED MINERAL EXPLORATION, INC.
                              (An Exploration Stage Company)
                                  STATEMENT OF OPERATIONS
                                NOVEMBER 30, 2007 and 2006

                                  (Stated in US Dollars)

                                          For The Year    For The Year    From Inception
                                             ended           ended        August 22, 2006
                                          November 30,    November 30,    to November 30,
                                              2007           2006               2007
                                          ------------    ------------    ---------------
EXPENSES
  General and administrative              $     72,773    $     16,953             89,726
                                          ------------    ------------    ---------------
MINERAL PROPERTY EXPLORATION EXPENSES
  Acquisition costs                                  -           3,500              3,500

PROVISION FOR INCOME TAXES                           -               -

NET LOSS                                  $    (72,773)   $    (20,453)   $       (93,226)
                                          ============    ============    ===============

BASIC AND DILUTED LOSS PER COMMON SHARE   $      (0.01)   $       0.00
                                          ============    ============

WEIGHTED AVERAGE NUMBER OF BASIC AND
  DILUTED COMMON SHARES OUTSTANDING         10,900,000       6,475,000
                                          ============    ============

                        The accompanying notes are an integral part
                               Of these financial statements







                                            11

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                              AT NOVEMBER 30, 2007

                             (Stated in US Dollars)

                                               Common Stock           Additional
                                          ------------------------     Paid-in
                                            Shares        Amount       Capital
                                          ----------    ----------    ----------

Shares issued for cash @ $0.001
  on August 24, 2006                       5,000,000         5,000      $      -
Shares issued for cash @ $0.01
  on October 28, 2006                      5,000,000         5,000        45,000
Shares issued for cash @ $0.02
  on October 30, 2006                        500,000           500         9,500
Shares issued for cash @ $0.05
  on October 30, 2006                        400,000           400        19,600
Net loss for the year ended
  November 30, 2006                                -             -             -
                                          ----------    ----------    ----------
Balance, November 30, 2006                10,900,000        10,900        74,100
                                          ==========    ==========    ==========
Share subscription received                        -             -             -
Contributed capital                                -             -         4,000
Net loss for the year ended
  November 30, 2007                                -             -             -
                                          ----------    ----------    ----------
Balance, November 30, 2007                10,900,000    $   10,900    $   78,100
                                          ==========    ==========    ==========


                   The accompanying notes are an integral part
                          of these financial statements


                                MAR KED MINERAL EXPLORATION, INC.
                                 (An Exploration Stage Company)
                          STATEMENT OF STOCKHOLDERS' EQUITY (continued)
                                      AT NOVEMBER 30, 2007

                                     (Stated in US Dollars)

                                                                    Deficit
                                                                  Accumulated
                                      Currency        Share          During          Total
                                     Translation   Subscription   Exploration    Stockholders'
                                      Gain(Loss)    Receivable        Stage         Equity
                                    -------------  -------------  -------------  -------------

Shares issued for cash @ $0.001
  on August 24, 2006                            -  $           -  $           -          5,000
Shares issued for cash @ $0.01
  on October 28, 2006                           -              -              -         50,000
Shares issued for cash @ $0.02
  on October 30, 2006                           -              -              -         10,000
Shares issued for cash @ $0.05
  on October 30, 2006                           -         (2,000)             -         18,000
Net loss for the year ended
  November 30, 2006                             -              -        (20,453)       (20,453)
                                    -------------  -------------  -------------  -------------
Balance, November 30, 2006                      -         (2,000)       (20,453)        62,547
                                    =============  =============  =============  =============
Share subscription received                     -          2,000              -          2,000
Contributed capital                             -              -              -          4,000
Net loss for the year ended
  November 30, 2007                             -              -        (72,773)       (72,773)
                                    -------------  -------------  -------------  -------------
Balance, November 30, 2007                      -              -        (93,226)        (4,226)
                                    =============  =============  =============  =============


                           The accompanying notes are an integral part
                                  of these financial statements


                                               13

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                           NOVEMBER 30, 2007 AND 2006

                             (Stated in US Dollars)

                                                                From Inception
                                                                August 22, 2006
                                               For the year     to November 30,
                                                   2007               2006
                                              ---------------   ---------------
OPERATING ACTIVITIES
  Net loss                                    $       (72,773)  $      (20,453)
  Changes in non-cash working
    capital items
    Tax refund                                         (2,924)               -
    Prepaid expenses and deposits                       2,635           (2,635)
    Accounts payable and accrued liabilities             (382)          12,422
                                              ---------------   ---------------
  Cash used by operating activities                   (73,444)         (10,666)
                                              ---------------   ---------------
INVESTING ACTIVITY
  Mineral Rights Purchase                              (3,500)               -
                                              ---------------   ---------------
FINANCING ACTIVITY
  Contributed capital                                   4,000                -

  Common stock issued for cash
    Subscription receivable                             2,000           83,000
                                              ---------------   ---------------

  Cash provided by financing activity                   6,000           83,000
                                              ---------------   ---------------

CASH INCREASE                                         (70,944)          72,334
CASH, BEGINNING OF PERIOD                              72,334                -
                                              ---------------   ---------------
CASH, END OF PERIOD                           $         1,390   $       72,334
                                              ===============   ===============

SUPPLEMENTAL DISCLOSURE:
  Interest paid                               $             -   $            -
                                              ---------------   ---------------
  Income taxes paid                           $             -   $            -
                                              ---------------   ---------------
NON-CASH TRANSACTIONS:
  Shares issued for share subscription
    Receivable                                $             -   $        2,000
                                              ---------------   ---------------

                   The accompanying notes are an integral part
                          of these financial statements

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

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

2.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $72,773 for the year ended November 30, 2007 and $20,453 from incorporation date of August 22, 2006 to the year ended November 30, 2006.The increase in net loss was mainly due to an increase in general and administration costs and the shorter reporting period for the year ending November 30, 2006. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   BASIS OF PRESENTATION

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or an entire year.

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies which affect the Company are summarized below:

i)   Exploration Stage Company

The Company is considered to be in the Exploration stage. The Company is devoting substantially all of its present efforts to exploring and developing the mineral property in the Yukon Territories, Canada.

ii)  Accounting Method

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

iii) Mineral Property Exploration and Development

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

iv)  Loss Per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as there are no dilutive instruments outstanding.

v)   Provision for Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

vi)  Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

vii) Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents and which, in the opinion of management, are subject to an insignificant risk of loss in value.

viii) Derivative Instruments

At November 30, 2007, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

ix)  Foreign Currency Translations

The Company's functional currency is the U.S. dollar. The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

     a) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

     b) revenue and expense items at the average rate of exchange prevailing during the period.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

x)   Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk. Where practicable, the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to the fair value has been disclosed.

xi)  Stock Based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

As at November 30, 2007, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

xii) Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended November 30, 2007, all operations took place in Canada.

xiii) Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements."

As at November 30, 2007, the Company had no revenues to report. The only receivable to report is a Goods & Services Tax Return Refund for GST Paid on Purchases for the period ending November 30, 2007 in the amount of CDN$3088.00, USD$2,924.

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

xiv) Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157").

SFAS 155 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the Company's interim consolidated financial position or results of operations.

5.   COMMON SHARES

2006
From the inception date of August 22, 2006 to the year ended November 30, 2006 the Company issued through a Private Placement of Founder's Seed Capital Shares 5,000,000 common shares valued at $0.001 per share for gross proceeds of $5,000, a Private Placement of Subscriber's Seed Capital Shares for 5,000,000 common shares valued at $0.01 per share for gross proceeds of $50,000, a Private Placement of Subscriber Seed Capital Shares for 500,000 common shares valued at $0.02 per share for gross proceeds of $10,000 and a Private Placement of Subscriber Seed Capital Shares for 400,000 common shares valued at $0.05 per share for gross proceeds of $20,000.

2007
During the year ended November 30, 2007 the Company received gross proceeds of $2,000 for the Private Placement of 400,000 Subscriber Seed Capital Shares valued at $0.05 per share (as noted above). The Company did not issue any additional common shares during the year ended November 30, 2007.


6.   MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

On November 1, 2006, the Company entered into an option agreement to acquire a 100% interest in fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area in the Yukon Territories in Canada. The costs incurred to date are summarized as follows:

                    Acquisition costs              $   7,000
                                                   ---------
                    Balance, November 30, 2007     $   7,000
                                                   =========

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

6.   MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES (continued)

In order to earn this 100% interest, subject to a 3% Net Smelter Return royalty, the Company must make cash payments totalling $400,000 and incur minimum work expenditures of $875,500 (or CDN$1,000,000) as follows:

     (a)  $3,500 paid within ten business days of signing the agreement (paid);
     (b) $3,500 paid within thirty business days of the Company becoming free trading on the OTCBB (paid);
     (c) $13,000 paid on the first anniversary date of the agreement and minimum work expenditures of $43,775 (or CDN$50,000) spent before the first anniversary date;
     (d) $20,000 paid on the second anniversary date of the agreement and minimum work expenditures of $131,325 (or CDN$150,000) spent before the second anniversary date;
     (e) $160,000 paid on the third anniversary date of the agreement and minimum work expenditures of $262,650 (or CDN$300,000) spent before the third anniversary date; and
     (f) $200,000 paid on the fourth anniversary date of the agreement and minimum work expenditures of $437,750 (or CDN$500,000) spent before the third anniversary date.

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

7.   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, amounts receivable, and accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

7.   FINANCIAL INSTRUMENTS (continued)

At the year ended November 30, 2007 the Company had the following financial liabilities in Canadian dollars:

                                          USD equivalent    CDN Dollars
                                          --------------   --------------
     Accounts payable                     $        2,594   $        2,740

At the year ended November 30, 2007 US dollar amounts were converted at a rate of $1.0562 Canadian dollars to $1.00 US dollar.

8.   INCOME TAXES

From the inception date of August 22, 2006 to the year ended November 30, 2006 the Company accumulated net operating losses for income tax purposes of approximately $20,000, which may be carried forward up to 2026 and used to reduce taxable income of future years.


During the year ended November 30, 2007 the Company accumulated net operating losses of $72,773.


The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. A full valuation allowance has been provided for the Company's future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

                        MAR KED MINERAL EXPLORATION, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED NOVEMBER 30, 2007

                             (Stated in US Dollars)

9.   RELATED PARTY TRANSACTION

2006

From the inception date of August 22, 2006 to the year ended November 30, 2006 the Company issued 5,000,000 common shares valued at $0.001 per share to the President of the Company. Total gross proceeds from the share issuance amounts to $5,000.

2007

During the year ended November 30, 2007 there were no related party transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 21, 2008, Mar Ked Mineral dismissed MacKay LLP, its independent public accountant. The decision to dismiss MacKay LLP was approved by the Registrant's board of directors.

MacKay reports on Mar Ked Mineral's financial statements from the incorporation date of August 22, 2006 November 30, 2006, did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During Mar Ked Mineral's two most recent fiscal years, November 30, 2006 and the subsequent period through the date of dismissal, December 1, 2007 through February 21, 2008, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Mar Ked Mineral, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304
(a)(1)(iv) of Regulation S-B.

On February 21, 2008, the board of directors of Mar Ked Mineral engaged the accounting firm of Moore & Associates, Chartered as principal accountants of Mar Ked Mineral for the fiscal year ended November 30, 2007. Mar Ked Mineral did not consult Moore & Associates, Chartered regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements and neither written nor oral advice was provided that was an important factor considered by Moore & Associates, Chartered in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-B.


ITEM 9A. CONTROLS AND PROCEDURES.

During the year ended November 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of November 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


ITEM 9B.  OTHER INFORMATION.

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at three pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The directors and executive officers are as follows:

The directors and executive officers are as follows:

NAME                                POSITIONS HELD                SINCE
------------------------            ----------------------      ----------

Maria Camila Maz, age 37            President/CEO/Director       11/14/07
                                                                To present

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

Maria Camila Maz. From 2002 to present, Ms. Maz has been the president of Prosper Financial, Inc., a management company that currently has a contract with China Granite Corporation, a reporting company and a company that mines, processes and distributes various granites and produces and distributes Rare Earth metals and alloys. In this role, Ms. Maz acts as secretary and treasurer of China Granite. From May 2004 to March 2005, Ms. Maz was president and director of FUSA Capital Corporation, a reporting company engaged in ownership, development and marketing video and audio search engine technology. From April 11, 2005 to present, Ms. Maz has been an officer and director of Dulcin Izmir, an entity engaged in health sciences. From 2000-2002, Ms. Maz was executive assistant and investment analyst for Auron 2000, Inc., a company engaged in consulting and management of companies in several industries from biotech to technology and internet. Ms. Maz received a Bachelor of Business Administration with areas of concentration in marketing and finances from the Universidad de los Andes in 1993.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our sole executive officer:

                           SUMMARY COMPENSATION TABLE

                    Annual Compensation          Long-Term Compensation
                    -------------------          ----------------------
                                             Awards                 Payouts
                                          -----------------------------------------
Name and                                     Other       Restricted        Options/      All
Principal                                    Annual        Stock           LTIP         Other
Position      Year    Salary   Bonus(2)   Compensation    Awards     SARS  Payouts   Compensation
---------     ----    ------   --------   ------------   ----------  ----  --------  ------------

Ms. Maz       2007       --        --           --            --       --     --           --
CEO           2006      n/a       n/a          n/a           n/a      n/a    n/a          n/a
              2005      n/a       n/a          n/a           n/a      n/a    n/a          n/a

                      Option/SAR Grants in Last Fiscal Year

                              Individual Grants
--------------------------------------------------------------------------------
(a)                    (b)           (c)              (d)              (e)
                   Number of
                   Securities     % of Total
                   Underlying    Options/SARs
                    Options/      Granted to
                     SARs        Employees in   Exercise or Base    Expiration
Name               Granted(#)    Fiscal Year      Price ($/Sh)         Date
--------------------------------------------------------------------------------
Maria Camilla Maz      --             --               --               --
--------------------------------------------------------------------------------


                      Option/SAR Grants in Last Fiscal Year

--------------------------------------------------------------------------------
(a)                      (b)           (c)            (d)            (e)
                                                 Number of
                                                 Securities     Value of
                                                 Underlying     Unexercised
                                                 Unexercised    In-the-Money
                                                 Options/SARs   Options/SARs at
                                                 FY-End(#)      FY-End($)
                   Shares Acquired    Value      Exercisable/   Exercisable/
Name               on Exercised(#)  Realized($)  Unexercisable  Unexercisable
--------------------------------------------------------------------------------
Maria Camilla Maz         --            --            --             --

Ms. Maz devotes approximately 20% of her time to Mar Ked Mineral's affairs. There are no employment agreements in effect or presently contemplated.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tabulates holdings of shares of Mar Ked Mineral by each person or entity who, subject to the above, as of November 30, 2007, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Mar Ked Mineral, individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite her name.

                                      Common Stock
Name of Beneficial Owners          Beneficially Owned       Percentage Owned
-------------------------          ------------------       ----------------

Maria Camila Maz
530 Vittorio Avenue
Coral Gables, FL 33146                 5,000,000                45.87%

Directors and Officers,
   as a group (one person)             5,000,000                45.87%

Other 5% holder
None

Based upon 10,900,000 issued and outstanding as of February 29, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From the inception date of August 22, 2006 to the year November 30, 2006, Mar Ked issued 5,000,000 common shares valued at $0.001 per share to our president. Total gross proceeds from the share issuance amounts to $5,000.

For the year ended November 30, 2007, there were no related party transactions.

ITEM 14.  EXHIBITS

Exhibit     Description
-------     -----------
3.i         Articles of Incorporation (incorporated by reference to Form SB-2 filed March 14, 2007.)
3.ii        By-Laws (incorporated by reference to Form SB-2 filed March 14,
            2007.)
4.i         Form of Specimen of common stock (incorporated by reference to Form
            SB-2 filed March 14, 2007.)
4.ii        Form of Warrant (incorporated by reference to Form SB-2 filed March
            14, 2007.)

31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
32 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: We incurred aggregate fees and expenses of $4,000 from Moore & Associates, and $4,698 from MacKay, LLP for the 2007 fiscal year and $6,180 from MacKay, LLP, for the 2006 fiscal year. Such fees included work completed for our annual audits and for the review of our financial statements included in our Forms 10-KSB and 10-QSB.

Tax Fees: We incurred aggregate tax fees and expenses of $1,421 from MacKay, LLP for the 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning. No professional services for tax compliance, tax advise and tax planning have been incurred for the 2007 fiscal year.

All Other Fees: The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2007 and 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Moore & Associates solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Mar Ked Mineral has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:   March 14, 2008

Mar Ked Mineral Corp

/s/ Maria Camila Maz
------------------------
By: Maria Camila Maz/CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.


Mar Ked Mineral Corp.
(Registrant)


By: /s/ Maria Camila Maz                     Dated: March 14, 2008
       Director

--------------------------------------------------------------------------------