Form 10QSB
period 2008-02-29
Mar Ked Mineral Exploration, Inc.
filed 2008-04-09
CIK 1392694

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended February 29, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________  to________

Commission file number: 000-52522

      Mar Ked Mineral Exploration, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	98-0550352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 331916, Miami, FL	33233-1916
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (786) 228-8592

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, February 29, 2008:  Common Stock  -  18,999,876

Transitional Small Business Disclosure Format (Check one):

Yes  [  ]      No [ x ]

PART I -- FINANCIAL INFORMATION

Mar Ked Mineral Exploration, Inc.

Item 1. Financial Statements

Balance Sheet,
   February 29, 2008(unaudited)
Statements of Operations for the three months ended
   February 29, 2008 and 2007 (unaudited)
Statements of Cash Flows for the three months ended
   February 29, 2008 and 2007 (unaudited)
Notes to financial statements

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	February 29	November 30
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$1,390
GST Tax Refund	2,924	2,924
Prepaid expenses and deposits	-	-

Total Current Assets	2,924	4,314

Mineral Rights	3,500	3,500

TOTAL ASSETS	$6,424	$7,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,854	$12,040

Total Current Liabilities	11,854	12,040

STOCKHOLDERS’ EQUITY
Authorized:
100,000,000 preferred shares, par value $0.001 per share
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
10,900,000 common shares issued And outstanding (Note 5)	10,900	10,900
Additional paid in capital	78,100	78,100
Subscription receivable	-	-
Deficit – Accumulated during exploration Stage	(94,430)	(93,226)

Total Stockholders’ Equity	(5,430)	(4,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,424	$7,814

The accompanying notes are an integral part of these financial statements

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended February 29, 2008 and 2007
(unaudited)
(Stated in US Dollars)

	2008	2007

EXPENSES
General and administrative	$1,205	$6,142

MINERAL PROPERTY EXPLORATION EXPENSES
Acquisition costs	-	-

PROVISION FOR INCOME TAXES	-	-

NET LOSS FOR THE PERIOD	$(1,205)	$(6,142)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,900,000	10,900,000

The accompanying notes are an integral part of these financial statements

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended February 29, 2008 and 2007
(unaudited)
(Stated in US Dollars)

	2008	2007
OPERATING ACTIVITIES
Net loss	$(1,205)	$(6,142)
Changes in non-cash working capital items
Prepaid expenses and deposits	-	(238)
Accounts payable and accrued liabilities	(185)	(3,922)

Cash used by operating activities	(1,390)	(10,302)

INVESTING ACTIVITY
Mineral Rights Purchase	(3,500)	-

FINANCING ACTIVITY
Common stock issued for cash
Subscription receivable	-	2,000

Cash provided by financing activity	-	2,000

CASH INCREASE	(1,390)	(8,302)
CASH, BEGINNING OF PERIOD	1,390	72,334

CASH, END OF PERIOD	$-	$64,032

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Shares issued for share subscription
Receivable	$-	$-

The accompanying notes are an integral part of these financial statements

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

1.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Mar Ked Mineral Exploration, Inc. (the “Company”) is a private company incorporated on August 22, 2006 under the laws of the State of Nevada and extraprovincially registered under the laws of the Province of British Columbia on October 27, 2006.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of resource properties.

The Company has elected a fiscal year-end of November 30.

2.  GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying interim financial statements, the Company incurred a net loss of $1,205 for the quarter ending February 29, 2008 compared to a net loss of $6,142 for the quarter ending February 28, 2007. The decrease in net loss was mainly due to a decrease in general and administration costs. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital, and other cash requirements.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties, and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The Company applies the same accounting policies and methods to its interim financial statements as those in the annual financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
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

iv)   Loss Per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.

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

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

v)   Provision for Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

viii) Derivative Instruments

For the quarter ending February 29, 2008, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

ix)  Foreign Currency Translations

The Company’s functional currency is the U.S. dollar. The Company’s reporting currency is the U.S. dollar.  All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

a)   monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and
b)   revenue and expense items at the average rate of exchange prevailing during the period.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

x)   Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.”  The carrying amounts of cash and cash equivalents and amount due to related party approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

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

xi)  Stock Based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”.  SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

As of the three months ending February 29, 2008, the Company had no stock-based compensation plans nor had it granted options to employees.  No stock-based employee compensation cost is reflected in the net loss as no options had been granted.

xii)  Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the quarter ending February 29, 2008, all operations took place in Canada.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

xiii) Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”

For the quarter ending February 29, 2008, the Company had no revenues to report. The only receivable to report is a Goods & Services Tax Return Refund for GST Paid on Purchases for the year  ended November 30, 2007 in the amount of CDN$3088.00, USD$2,924.

xiv) Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 155 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The adoption of this new pronouncement is not expected to have a material effect on the Company’s interim consolidated financial position or results of operations.

5.  COMMON SHARES

2006
From the inception date of August 22, 2006 to the year ended November 30, 2006 the Company issued through a Private Placement of Founder’s Seed Capital Shares 5,000,000 common shares valued at $0.001 per share for gross proceeds of $5,000, a Private Placement of Subscriber’s Seed Capital Shares for 5,000,000 common shares valued at $0.01 per share for gross proceeds of $50,000, a Private Placement of Subscriber Seed Capital Shares for 500,000 common shares valued at $0.02 per share for gross proceeds of $10,000 and a Private Placement of Subscriber Seed Capital Shares for 400,000 common shares valued at $0.05 per share for gross proceeds of $20,000.

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

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

2008
For the quarter ending February 29, 2008 the Company did not issue any additional common shares.

6.  MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

On November 1, 2006, the Company entered into an option agreement to acquire a 100% interest in fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area in the Yukon Territories in Canada. The costs incurred to date are summarized as follows:

Acquisition costs	$7,000
Balance, November 30, 2007	$7,000

In order to earn this 100% interest, subject to a 3% Net Smelter Return royalty, the Company must make cash payments totalling $400,000 and incur minimum work expenditures of $875,500 (or CDN$1,000,000) as follows:

a)  $3,500 paid within ten business days of signing the agreement (paid);
b)  $3,500 paid within thirty business days of the Company becoming free trading on the OTCBB (paid);
c)  $13,000 paid on the first anniversary date of the agreement and minimum work expenditures of $43,775 (or CDN$50,000) spent before the first anniversary date;
d)  $20,000 paid on the second anniversary date of the agreement and minimum work expenditures of $131,325 (or CDN$150,000) spent before the second anniversary date;
e)  $160,000 paid on the third anniversary date of the agreement and minimum work expenditures of $262,650 (or CDN$300,000) spent before the third anniversary date; and
f)  $200,000 paid on the fourth anniversary date of the agreement and minimum work expenditures of $437,750 (or CDN$500,000) spent before the third anniversary date.

If the minimum work expenditures are not met and should the parties mutually agree, then the Company may pay in cash to the vendor 50% of the difference between the actual expenditures and the minimum work expenditure required for that year in a single payment to avoid being in default.

After the third anniversary date, the vendor has the right to buy back a 30% interest in the property by refunding to the Company all of their cumulative work expenditures spent to date on the property.  If the vendor exercises this right, then the parties will immediately form a joint venture with the Company’s participating interest being 70%.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

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

For the quarter ending February 29, 2008 the Company had the following financial liabilities in Canadian dollars:

	USD equivalent	CDN Dollars
Accounts payable	$2,409	$2,544

For the quarter ending February 29, 2008 US dollar amounts were converted at a rate of $1.0562 Canadian dollars to $1.00 US dollar.

8.  INCOME TAXES

From the inception date of August 22, 2006 to the year ended November 30, 2006 the Company accumulated net operating losses for income tax purposes of approximately $20,000, which may be carried forward up to 2026 and used to reduce taxable income of future years.

During the year ended November 30, 2007 the Company accumulated net operating losses of $72,773.

For the quarter ending February 29, 2008 the Company had a net operating loss of $1,205 compared to a net operating loss for the quarter ending February 28, 2007 of $6,142.

The potential future tax benefits of these losses have not been recognized in these interim financial statements due to uncertainty of their realization.  A full valuation allowance has been provided for the Company’s future income tax assets, as the management of the Company has determined that it is more likely than not that these assets will not be realized in the foreseeable future.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Stated in US Dollars)

9.  RELATED PARTY TRANSACTION

2006

From the inception date of August 22, 2006 to the year ended November 30, 2006 the Company issued 5,000,000 common shares valued at $0.001 per share to the President of the Company.  Total gross proceeds from the share issuance amounts to $5,000.

2007

During the year ended November 30, 2007 there were no related party transactions.

2008

For the quarter ending February 29, 2008 there were no related party transactions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Revenues
We have had no operating revenues since our incorporation on August 22, 2006 to the quarter ending February 29, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses
Our general and administrative expenses for the quarter ending February 29, 2008 and for the quarter ending February 28, 2007 are summarized below:

	For the quarter ending	For the quarter ending
	February 29, 2008	February 28, 2007

Accounting and auditing	$-	$-
Advertising and promotion	-	-
Bank charges and interest	48	102
Consulting	1,147	-
Foreign exchange (gain)/loss	10	(89)
Legal	-	6,118
Office supplies	-	-
Telephone	-	-
Transfer agent and filing	-	-
Total general and administrative expenses	$1,205	$6,142

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $0 and working capital deficit of $5,430 for the quarter ending February 29, 2008.  Comparatively, we had cash of $64,032 and working capital of $58,405 for the quarter ending February 28, 2007.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $82,575. Our cash and working capital will not be sufficient to enable us to locate alternative mineral claims and we will have to pursue additional debt or equity financing.

Cash Used in Operating Activities

Cash used in operating activities was $1,390 for the quarter ending February 29, 2008 and $10,302 for the quarter ending February 28, 2007. We anticipate that cash used in operating activities will increase in 2008.

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

Item 3. Controls and Procedures

Changes in Internal Controls

During the three months ended February 29, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 29, 2008.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of February 29, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control Integrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Corporation’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Corporation’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting.  Therefore, it is our conclusion that the Corporation’s internal controls over financial reporting were effective as of February 29, 2008.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
Not applicable.

Item 2. Changes in Securities and Use of Proceeds.
Not applicable

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Exhibit 31 – 302 certification
Exhibit 32 – 906 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 8, 2008

Mar Ked Mineral Exploration, Inc.

By  /s/Vladimir Fedyunin
Vladimir Fedyunin
President and Director