Form 10QSB/A
period 2008-02-29
Mar Ked Mineral Exploration, Inc.
filed 2008-04-11
CIK 1392694

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No [ x ]

The number of outstanding shares of the registrant's common stock, February 29, 2008:  Common Stock  -  10,900,000

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

Dated:  April 10, 2008

Mar Ked Mineral Exploration, Inc.

By  /s/Vladimir Fedyunin
Vladimir Fedyunin
President and Director