Form 10-Q
period 2008-05-31
Mar Ked Mineral Exploration, Inc.
filed 2008-07-15
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

File No. 000-52522

Mar Ked Mineral Exploration, Inc.
(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

 11005 Anderson Mill Road, Austin, Texas 78750
(Address of principal executive offices) (Zip Code)

PO Box 331916, Miami, FL 33233-1916
(Former address of principal executive offices) (Zip Code)

Registrant's telephone number: (512) 996-0882

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,900,000 shares of common stock outstanding as of May 31, 2008.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in Mar Ked Mineral Exploration, Inc.’s Form 10-KSB dated November 30, 2007.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements	3

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T:	Controls and Procedures	13

PART II - OTHER INFORMATION		14

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
May 31, 2008 and November 30, 2007

	2008
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$-	$1,390
GST Tax refund	2,924	2,924
Total current assets	2,924	4,314

Mineral rights	3,500	3,500
Total assets	$6,424	$7,814

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$16,015	$12,040
Total liabilities	16,015	12,040

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.001 par value; authorized
100,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized
100,000,000 shares; 10,900,000 issued and outstanding	10,900	10,900
Additional paid-in capital	78,100	78,100
Deficit accumulated during the exploration stage	(98,591)	(93,226)
Total stockholders' deficit	(9,591)	(4,226)
Total liabilities and stockholders' deficit	$6,424	$7,814

See accompanying notes to condensed financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
Three Months Ended May 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenues	$-	$-

Costs and expenses:
General and administrative expense	4,160	26,747
Total costs and expenses	4,160	26,747
Loss from operations	(4,160)	(26,747)
Mineral property exploration expenses:
Acquisition costs	-	-
	-	-
Loss before income taxes	(4,160)	(26,747)
Provision for income taxes	-	-
Net loss	$(4,160)	$(26,747)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
basic and diluted	10,900,000	10,900,000

See accompanying notes to condensed financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
Six Months Ended May 31, 2008 and 2007 and from inception
(August 22, 2006) through May 31, 2008
(Unaudited)

			From Inception
			(August 22, 2006)
			Through
			May 31,
	2008	2007	2008

Revenues	$-	$-	$-

Costs and expenses:
General and administrative expense	5,365	32,889	95,091
Total costs and expenses	5,365	32,889	95,091
Loss from operations	(5,365)	(32,889)	(95,091)
Mineral property exploration expenses:
Acquisition costs	-	-	3,500
	-	-	3,500
Loss before income taxes	(5,365)	(32,889)	(98,591)
Provision for income taxes	-	-	-
Net loss	$(5,365)	$(32,889)	$(98,591)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding,
basic and diluted	10,900,000	10,900,000	10,900,000

See accompanying notes to condensed financial statements.

MAR KED MINERAL EXPLORATION, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
Six Months Ended May 31, 2008 and 2007, and
the period from inception August 22, 2006) through May 31, 2008
(Unaudited)

			From inception
			August 22, 2006
			through
	Six Months Ended May 31,		May 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(5,365)	$(32,889)	$(98,591)
Adjustment to reconcile net loss to net cash used
in operating activities:
Change in other assets and liablities:
Prepaid expenses and deposits	-	2,512	-
Goods and services tax receivable	-	(2,175)	(2,924)
Accounts payable	3,975	9,285	16,015
Net cash used in operations	(1,390)	(23,267)	(85,500)

Cash flows from investing activities
Purchase of mineral rights	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Cash flows from financing activities
Proceeds from sale of common stock	-	-	85,000
Contributed capital	-	-	4,000
Share subscription proceeds	-	2,000	-
Net cash provided by financing activities	-	2,000	89,000

Net increase (decrease) in cash and cash equivalents	(1,390)	(21,267)	-
Cash and cash equivalents, beginning of period	1,390	73,334	-
Cash and cash equivalents, end of period	$-	$52,067	$-

Supplemental cash flow information

Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to condensed financial statements.

MAR KED MINERAL EXPLORATION, INC.
AN EXPLORATION STAGE COMPANY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
MAY 31, 2008
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Mar Ked Mineral Exploration, Inc. (“Mar Ked”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2007 as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying interim financial statements, the Company incurred a new loss of $4,165 and $5,365 for the three months and six months ending May 31, 2008 and has a deficit accumulated during the exploration stage of $98,591 as of May 31, 2008. However, Mar Ked has no current source of revenue. Without realization of additional capital, it would be unlikely for Mar Ked to continue as a going concern. Mar Ked’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Mar Ked’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - COMMON SHARES

On August 24, 2006, Mar Ked issued 5,000,000 common shares valued at $.001 per share for gross proceeds of $ 5,000.

On October 28, 2006, Mar Ked issued 5,000,000 common shares valued at $.01 per share for gross proceeds of $ 50,000.

On October 28, 2006, Mar Ked issued 500,000 common shares valued at $.02 per share for gross proceeds of $ 10,000.

On October 30, 2006, Mar Ked issued 400,000 common shares valued at $ .05 per share for gross proceeds of $ 20,000.

NOTE 4 - MINERAL PROPERTY EXPLORATION AND DEVELOPMENT EXPENSES

(a) On November 1, 2006, the Company entered into an option agreement to acquire a 100% interest in fifty-eight (58) mineral claims that make up the RB Property located in the Finlayson Lake area in the Yukon Territories in Canada. The costs incurred to date are summarized as follows:

Acquisition costs $ 7,000

In order to earn this 100% interest, subject to a 3% Net Smelter Return royalty, Mar Ked must make cash payments totaling $ 400,000 and incur minimum work expenditures of $ 875,000 ( or CDN $ 1,000,000) as follows:

a)	$ 3,500 paid within ten business days of signing the agreement ( paid);
b)	3,500 paid within thirty business days of the Company becoming free trading on the OTCBB (paid);
c)	$ 13,000 paid on the first anniversary date of the agreement and minimum work expenditures of $ 43,775 (or CDN $ 50,000) spent before the first anniversary date;
d)	$ 20,000 paid on the second anniversary date of the agreement and minimum work expenditures of $ 131,325 (or CDN$ 150,000) spent before the second anniversary date;
e)	$ 160,000 paid on the anniversary date of the agreement and minimum work expenditures of $ 262,650 (or CDN $ 300,000) spent before the third anniversary date;
f)	$ 200,000 paid on the fourth anniversary date of the agreement and minimum work expenditures of $ 437,750 (or CDN $ 500,000) spent before the third anniversary date.

If the minimum work expenditures are not met and should the parties mutually agree, then the Company may pay in cash to the vendor 50% of the difference between the actual expenditures and the minimum work expenditure required for that year in a single payment to avoid being in default.

After the third anniversary date, the vendor has the right to buy back a 30% interest in the property by refunding to the Company all of their cumulative work expenditures spent to date on the property. If the vendor exercises this right, then the parties will immediately form a joint venture with Mar Ked’s participating interest being 70%.

The Company may, at any time, purchase up to 1.5% of the Net Smelter Return royalty by paying the vendor the sum of $ 1,000,000.

(b) On May 15, 2008, the Company entered into an agreement to purchase an assignment of rights to acquire a 50% undivided right, title and interest in and to certain mineral claims in the Hatchet Lake region, Canada for consideration of 3,500,000 common shares of Mar Ked and cash in the amount of $ 250,000, and further consideration of Mar Ked assuming all financial obligations to fund the joint venture of the vendor pursuant to an agreement with Maxore Minerals Corp. As at May 31, 2008, no shares had been issued or cash paid related to the transaction.

NOTE 5 - FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, amounts receivable, and accounts payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying value, unless otherwise noted.

Currency risk is the risk to the Company’s earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

For the quarter ending May 31, 2008, the Company has financial liabilities of $2,544 CDN ($2,409 US) and financial assets of $ 3,088 CDN ($2,924 U.S).

NOTE 6 - INCOME TAX

The Company has accumulated net operating losses for income tax purposes of approximately $98,000 which expire beginning in 2026. The potential future tax benefits of these losses have not been recognized in these interim financial statements due to uncertainty of their realization. A full valuation allowance has been provided for the company’s future income tax assets, as the management of the Company has determined that it is more likely that not that these assets will not be realized in the foreseeable future.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

Our plan of operation for the next twelve months is to obtain the funding necessary to identify, purchase and explore mineral claims.

During the twelve month period following the date hereof, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our acquisition and exploration program.

We may consider entering into a joint venture arrangement to provide the required funding to acquire and develop yet to be identified mineral claims. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of any mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in any mineral claims.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2008 AND 2007

During the three-month periods ended May 31, 2008 and 2007, we had no revenues. We do not anticipate having any revenues for so long as we are an exploration stage company.

During the three-month periods ended May 31, 2008 and 2007, general and administrative expenses, amounted to $4,160 and $26,747, respectively, and are summarized below:

	2008	2007

Advertising and promotion	$-	$884
Bank charges and interest	-	(9)
Foreign exchange	-	170
Legal and professional services	2,924	23,680
Office supplies	-	116
Rent	354	-
Transfer agent and filing	446	1,906
Web site	436	-
	$4,160	$26,747

COMPARISON OF SIX MONTHS ENDED MAY 31, 2008 AND 2007

During the six-month periods ended May 31, 2008 and 2007, we had no revenues. We do not anticipate having any revenues for so long as we are an exploration stage company.

During the six-month periods ended May 31, 2008 and 2007, general and administrative expenses, amounted to $5,365 and $32,889, respectively, and are summarized below:

	2008	2007

Advertising and promotion	$-	$884
Bank charges and interest	48	93
Foreign exchange	10	81
Legal and professional	2,924	29,798
Office supplies	1,147	127
Rent	354	-
Transfer agent and filing	446	1,906
Web site	436	-
	$5,365	$32,889

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2008, we had no cash and a working capital deficit of $13,091. Comparatively, we had cash of $1,390 and a working capital deficit of $7,726 at November 30, 2007.

PLAN OF OPERATIONS

We estimate that our total planned expenditures over the next twelve months will be approximately $85,000. Our cash and working capital will not be sufficient to enable us to locate alternative mineral claims and we will have to pursue additional debt or equity financing.

CASH USED IN OPERATING ACTIVITIES

Cash used for operating activities was $1,390 for the six-month period ended May 31, 2008 and $23,267 for the six-month period ended May 31, 2007. We anticipate that cash used in operating activities will increase in 2008 however; this is dependent upon raising additional capital.

CASH FROM FINANCING ACTIVITIES

We have funded our business to date primarily from sales of our common stock. From our incorporation on August 22, 2006, to May 31, 2008, we have raised a total of $85,000 from private offerings of our common stock.

As noted in Note 4 of the condensed financial statements, we entered into an agreement to purchase an assignment of rights to acquire a 50% undivided right, title and interest in and to certain mineral claims in the Hatchet Lake region, Canada for consideration of 3,500,000 common shares of Mar Ked and cash in the amount of $250,000, and further consideration of Mar Ked assuming all financial obligations to fund the joint venture pursuant to an agreement with Maxore Minerals Corp. To pursue this venture we will be required to initially raise $250,000 to fund the purchase of the interest and will be required to raise substantially more equity to fund the development.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claims option and our venture will fail.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, there is substantial doubt we will be able to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(b)
Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5:	OTHER INFORMATION.

None
ITEM 6:	EXHIBITS

Exhibit 31	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAR KED MINERAL EXPLORATION, INC.

Date: July 11, 2008

	By:	/s/ Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer