Form 10-Q
period 2008-07-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2008-09-15
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008

File No. 000-52522

North American Energy Resources, Inc.
(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

11005 Anderson Mill Road, Austin, Texas 78750
(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (512) 944-9115

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,850,000 shares of common stock outstanding as of August 31, 2008.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in Mar Ked Mineral Exploration, Inc.’s Form 10-KSB dated November 30, 2007 and the Form 8-K dated July 28, 2008 covering the acquisition of North American Exploration, Inc. by the Company.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC.
(Formerly Mar Ked Mineral Exploration, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
July 31, 2008 (unaudited) and April 30, 2008

	July 31,	April 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$194,929	$185,023
Accounts receivable	32,927	56,745
Total current assets	227,856	241,768
Properties and equipment, at cost, net	556,383	523,008
Note receivable	76,000	76,000
Total assets	$860,239	$840,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable
Trade	$41,290	$23,294
Oil and gas proceeds due others	224	571
Loans from related parties	501,000	501,000
Advances received from joint interest participants	67,702	189,471
Accrued expenses	-	1,374
Notes payable	-	35,250
Total current liabilities	610,216	750,960

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.001 par value; authorized 100,000,000 shares; no shares issued and outstanding
Common stock: $0.001 par value; 100,000,000 shares authorized; 29,850,000 shares and 21,000,000 issued and outstanding at July 31, 2008 and April 30, 2008, respectively	29,850	21,000
Additional paid in capital	275,680	99,000
Deficit accumulated during the exploration stage	(55,507)	(30,184)
Total stockholders' equity	250,023	89,816
Total liabilities and stockholders' equity	$860,239	$840,776

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC.
(Formerly Mar Ked Mineral Exploration, Inc.)
(An Exploration Stage Company)
Statements of Consolidated Operations
(Unaudited)
For the three months ended July 31, 2008 and 2007
and the period from inception (August 18, 2006) through July 31, 2008

			Inception
			(August 18, 2006)
			through
			July 31,
	2008	2007	2008

Oil and natural gas sales	$1,266	$-	$19,378
Costs and expenses
Oil and natural gas production taxes	91	-	1,396
Oil and natural gas production expenses	9,146	5,105	47,987
Depreciation and amortization	1,123	-	2,967
General and administrative expense, net of operator's overhead fees	15,804	520	20,791
	26,164	5,625	73,141
Loss from operations	(24,898)	(5,625)	(53,763)
Other income (expense):
Other income	-	-	54
Interest expense	(425)	-	(1,798)
Total other income (expense)	(425)	-	(1,744)
Loss before income taxes	(25,323)	(5,625)	(55,507)
Provision for income taxes	-	-	-
Net loss	$(25,323)	$(5,625)	$(55,507)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,288,587	21,000,000	21,037,237

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(Formerly Mar Ked Mineral Exploration, Inc.)
(An Exploration Stage Company)
Statements of Consolidated Cash Flows
(Unaudited)
For the three months ended July 31, 2008 and 2007
and the period from inception (August 18, 2006) through July 31, 2008

			Inception
			(August 18, 2006)
			through
			July 31,
	2008	2007	2008

Operating activities
Net loss	$(25,323)	$(5,625)	$(55,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,123	-	2,967
Accounts receivable	(9,514)	(765)	(66,259)
Accounts payable	17,996	8,947	41,290
Accrued expenses	(1,094)	-	280
Oil and gas proceeds due others	(347)	-	224
Advances from joint interest owners	(121,769)	(8,359)	59,032
Net cash used in operating activities	(138,928)	(5,802)	(17,973)
Investing activities
Payments for oil and natural gas properties and equipment	(1,166)	(23,817)	(122,348)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	150,000	-	150,000
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	148,834	(23,817)	27,652
Financing activities
Loan proceeds	-	-	35,250
Loans from related parties	-	30,500	130,000
Sale of common stock	-	-	20,000
Net cash provided by financing activities	-	30,500	185,250
Net increase in cash and cash equivalents	9,906	881	194,929
Cash and cash equivalents, beginning of period	185,023	765	-
Cash and cash equivalents, end of period	$194,929	$1,646	$194,929

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(Formerly Mar Ked Mineral Exploration, Inc.)
(An Exploration Stage Company)
Statements of Consolidated Cash Flows, Continued
(Unaudited)
For the three months ended July 31, 2008 and 2007
and the period from inception (August 18, 2006) through July 31, 2008

			Inception
			(August 18, 2006)
			through
			July 31,
	2008	2007	2008

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$1,094	$-	$-
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000
Acquisition of North American Energy Resources, Inc. in reverse acquisition:
Assets acquired, other than cash	$-	$-	$-
Liabilities assumed	-	-	-

Common stock issued	(150,000)	-	-
Cash received in excess of cash paid	$150,000

Exchange of joint interest receivable for oil and natural gas properties	$33,332	-	-
Convertible note payable and accrued interest exchanged for 1,000 shares of North American Exploration, Inc. common stock	35,530	-	-

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(Formerly Mar Ked Mineral Exploration, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The financial statements include the accounts of North American Energy Resources, Inc. (formerly Mar Ked Mineral Exploration, Inc.) (“NAER”) and its wholly owned subsidiary, North American Exploration, Inc. (“NAE”) (formerly Signature Energy, Inc.) (collectively the “Company”).

NAER was incorporated in Nevada on August 22, 2006 as mar Ked Mineral Exploration, Inc. and changed its name to North American Energy Resources, Inc. on August 11, 2008. NAE was incorporated in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2008, which is included in the Company’s Form 8-K/A dated July 28, 2008 and filed on September 12, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Acquisition

On July 28, 2008, the shareholders of NAE entered into a stock purchase agreement with NAER. NAER issued 21,000,000 restricted shares of its common stock to the shareholders of NAE in exchange for 100% of the issued and outstanding stock of NAE. Completion of the stock purchase agreement resulted in the shareholders of NAE having control of NAER. Accordingly, the transaction is recorded for accounting purposes as the acquisition of NAE by NAER with NAE as the acquirer (reverse acquisition). The financial statements of the Company prior to July 28, 2008 are those of NAE. Formerly, NAER used a November 30 year-end. As a result of the reverse acquisition, the Company will utilize the April 30 year-end of NAE in the future.

Business

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas. The Company operates in the upstream segment of the oil and gas industry with activities, including the drilling, completion and operation of oil and gas wells in Oklahoma. The Company also has an interest in a pipeline in its area of operations which is used for gathering its gas and the gas production of other producers.

Exploration stage
The Company is in the exploration stage and has realized only nominal revenue to date. The Company is now beginning to develop leasehold which it owns in Washington County, Oklahoma. Accordingly, the operation of the Company is presented as those of a development stage enterprise, from its inception (August 18, 2006) as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Cash and cash equivalents
The Company considers all cash on hand; cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

Revenue recognition
The Company predominately derives its revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser. At the end of each month, the Company estimates the amount of production delivered to purchasers and the price it will receive. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received, however, difference have been insignificant.

Property and equipment
The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had no capitalized costs related to unevaluated properties at July 31, 2008 and April 30, 2008, respectively. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. All capitalized costs were included in the amortization base as of July 31, 2008 and 2007.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by the Company with the assistance of a consultant.

Other property and equipment consists principally of the Company’s interest in the pipeline. Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations. Renewals and replacements that extend the useful life of property and equipment are treated as capital additions. Accumulated depreciation of other property and equipment at July 31, 2008 and April 30, 2008 is approximately $1,790 and $716, respectively.

In accordance with the impairment provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No impairments were recorded in 2008 or 2007.

Depreciation and amortization
All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on total proved reserves. Depreciation of other equipment is computed on the straight line method over the estimated useful lives of the assets, which range from three to twenty-five years.

Natural gas sales and gas imbalances
The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At July 31, 2008 and April 30, 2008, there were no natural gas imbalances.

Credit and market risk
The Company sells oil and natural gas to one customer and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Join interest and oil and natural gas sales receivables related to these operations are generally unsecured. The Company provides an allowance for doubtful accounts for certain joint interest owners’ receivable balances when the Company believes the recoverable balance may not be collected. The Company has the right of offset of the joint interest owners’ share of natural gas production against amounts owed by the joint interest owners. Accounts receivable are presented net of the related allowance for doubtful accounts.

In 2008 and 2007, the Company had cash deposits in certain banks that at times exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

General and administrative expense
The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $3,600 and $0 in the three months ended July 31, 2008 and 2007, respectively.

Oil and natural gas reserve estimates
The Company prepared its oil and natural gas reserves with the assistance of a consultant. Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. Consistent with SEC requirements, we have based our present value of proved reserves on spot prices on the date of the estimate. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates.

Income taxes
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At July 31, 2008 and 2007, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
Financial instruments consist of accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probably that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Asset retirement obligations
SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At July 31, 2008 and 2007, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

Recent accounting pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). Both SFAS 141R and SFAS 160 are to be adopted effective May 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP included: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the balance sheet and statement of operations as well as the accounting for transactions with noncontrolling interest holders.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this pronouncement to have an impact on our financial position or results of operations.

Prior operations
Prior to the acquisition of NAE, NAER was an exploration stage company engaged in the acquisition, exploration and development of resource properties, principally gold, in the Province of British Columbia, Canada. Since the acquisition of NAE, NAER has abandoned its plans to develop gold leases and will concentrate future resources in acquiring, exploring and developing oil and natural gas properties.

NOTE 2: ACCOUNTS AND NOTE RECEIVABLE

Accounts receivable at July 31, 2008 and April 30, 2008 include the following:

	July 31,	April 30,
	2008	2008

Natural gas sales, net	$756	$2,857
Joint interest operations, net	28,860	51,019
Other, net	3,311	2,869
	$32,927	$56,745

Effective July 3, 2008, the Company acquired an interest in three oil and gas properties for which $33,332, in joint interest operations receivables was the consideration.

The Company has a note receivable with a balance of $76,000 at July 31, 2008 and April 30, 2008, which is currently accruing interest at its default rate of 12%. At July 31, 2008, accrued interest on the note in the amount of $18,584 has been earned, but has not been recorded, since the note is in default. The Company expects to ultimately receive other assets in exchange for the note.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization at July 31, 2008 and April 30, 2008 are summarized as follows:

	July 31,	April 30,
	2008	2008

Proved oil and natural gas properties under full cost	$459,350	$424,852
Pipeline	107,500	107,500
Total	566,850	532,352
Accumulated depreciation and amortization	(10,467)	(9,344)
	$556,383	$523,008

NOTE 4: RELATED PARTY TRANSACTIONS

The Company has non-interest bearing obligations to related parties at July 31, 2008 and April 30, 2008, as follows:

	July 31,	April 30,
	2008	2008

Assets acquired from shareholders	$371,000	$371,000
Cash received	130,000	130,000
	$501,000	$501,000

The Company acquired the following assets from its shareholders and assumed the liability to its shareholders in August 2006:

2007

Note receivable	$76,000
Oil and gas properties	303,670
Interest in pipeline	100,000
Assets acquired	479,670
Advance from joint interest participant assumed	(8,670)
Common stock issued	(100,000)
Liability to shareholders	$371,000

The Company sells its gas pursuant to a contract with a gathering system principally owned by a related party. The Company receives a price equal to 70% of the posted price. The related party retains the other 30% of the posted price for gathering fees and marketing fees.

NOTE 5: CONVERTIBLE NOTES PAYABLE

At April 30, 2008, NAE had a convertible line-of-credit with a balance of $35,250 with interest at 8% which was due in August 2008. In July 2008, the Company exchanged 1,000 shares of its common stock for the convertible note payable with a principal balance of $35,250 and the related accrued interest.

NOTE 6: STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At July 31, 2008 and April 30, 2008, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At July 31, 2008 and April 30, 2008 the Company has 29,850,000 and 21,000,000 shares issued and outstanding, respectively.

NOTE 7: COMMITMENTS AND CONTINGENCIES

The Company currently maintains its corporate office in the office of its accountant at no charge.

The shareholders of NAER before the acquisition of NAE have agreed to contribute a total of $1,500,000 to NAER. Of this amount, $150,000 was contributed prior to July 31, 2008.

NOTE 8: GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At July 31, 2008 and April 30, 2008 the Company had negative working capital of $382,360 and $509,192, respectively, which includes $501,000 in non-interest bearing loans from related parties. The Company expects to meet its capital requirements for the next year with the $1,350,000 in remaining capital contributions due from shareholders. (Note 7)

In addition, the Company expects to sell all of its interest in its existing developmental drilling prospects on a 1/3 for 1/4 basis and be carried to the tanks, thus having no additional up-front capital costs on existing properties. This method of operations allows the company to participate in a larger number of prospects with a relatively low capital outlay.

These conditions raise doubt about the Company’s ability to continue as a going concern without the agreed capital contributions by shareholders. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 9: SUBSEQUENT EVENTS

Name change

On August 11, 2008, NAER changed its name from Mar Ked Mineral Exploration, Inc. to North American Energy Resources, Inc.

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

Our plan of operation for the next twelve months is to obtain the committed funding from our shareholders of $1,350,000, continue to develop our existing leases and acquire additional leases.

COMPARISON OF THREE MONTHS ENDED July 31, 2008 AND 2007

During the three-month periods ended July 31, 2008, we had natural gas sales of $1,266 and none in the prior year period. In the 2007 period, the Company’s field was shut-in due to flooding experienced earlier in the year. Sales did not re-commence until after substantial repairs had been completed.

During the three-month periods ended July 31, 2008 and 2007, general and administrative expenses, amounted to $15,804 and $520, respectively, and are summarized below:

	2008	2007

Accounting	$11,430	$-
Bank charges and interest	15	8
Software	3,000	-
Professional services	2,085	2,112
Office expenses	790	-
Shareholder communications	1,290	-
Subscriptions and dues	794	-
	19,404	2,120
Less overhead income	(3,600)	(1,600)
	$15,804	$520

Accounting and software costs in 2008 account for the majority of the increase. The accounting was brought up to date during the 2008 quarter and new oil and gas software was used for the first time.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At July 31, 2008, we had $194,929 in cash and a working capital deficit of $382,360. Comparatively, we had cash of $185,023 and a working capital deficit of $509,192 at April 30, 2008.

Pursuant to the stock purchase agreement between NAER and the shareholders of NAE, the shareholders of NAER prior to the acquisition of NAE have agreed to contribute $1,500,000 for the working capital needs of NAER. As of July 31, 2008, the Company had received $150,000 from the shareholders.

We estimate that our total planned expenditures over the next twelve months will be approximately $120,000 for corporate overhead. We expect to utilize excess funds to acquire additional acreage for future drilling operations.

CASH USED IN OPERATING ACTIVITIES

Cash used for operating activities was $138,928 for the three-month period ended July 31, 2008 and $5,802 for the three-month period ended July 31, 2007. The majority of the increase is attributed to using the funds received from joint interest participants to pay drilling and development costs incurred during the quarter. The majority of the funds required for drilling and developing existing acreage will come from prepayments from joint interest participants. Aside from overhead, we expect to utilize the majority of our excess capital, if any, to acquire additional leases.

CASH FROM FINANCING ACTIVITIES

We received $150,000 in cash from shareholder contributions during the three-month period ended July 31, 2008 and expect to continue to receive additional shareholder contributions as needed to complete our business plan. It is anticipated that shareholder contributions will fund the Company while revenue from operations grows from its existing levels.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining the shareholder contributions discussed above to pursue our business plan. For these reasons, there is doubt we will be able to continue as a going concern, since we are dependent upon our shareholders to contribute sufficient funds to finance future operations until our revenues are adequate to fund our cost of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T: CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 21,000,000 shares of its common stock to acquire 100% of North American Exploration, Inc.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: September 15, 2008

	By:	/s/ Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer