Form 10-Q
period 2008-10-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2008-12-12
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,946,000 shares of common stock outstanding as of November 24, 2008.

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

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T:	Controls and Procedures	16

PART II - OTHER INFORMATION		18

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
October 31, 2008 (unaudited) and April 30, 2008
	October 31,	April 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$31,797	$185,023
Accounts receivable, net	52,224	56,745
Loan to affiliate	8,519	-
Total current assets	92,540	241,768
Properties and equipment, at cost, net	595,907	523,008
Note receivable	76,000	76,000
Total assets	$764,447	$840,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable
Trade	$29,967	$23,294
Oil and gas proceeds due others	141	571
Loans from related parties	435,000	501,000
Advances received from joint interest participants	64,243	189,471
Accrued expenses	-	1,374
Notes payable	-	35,250
Total current liabilities	529,351	750,960

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.001 par value; authorized 100,000,000
shares; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized;
29,918,000 shares and 21,000,000 issued and outstanding
at October 31, 2008 and April 30, 2008, respectively	29,918	21,000
Additional paid in capital	525,558	99,000
Intrinsic value of common stock options	(188,005)	-
Deficit accumulated during the exploration stage	(132,375)	(30,184)
Total stockholders' equity	235,096	89,816
Total liabilities and stockholders' equity	$764,447	$840,776

See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
(Unaudited)
For the three months ended October 31, 2008 and 2007

	2008	2007

Oil and natural gas sales	$1,705	$2,430
Costs and expenses
Oil and natural gas production taxes	123	175
Oil and natural gas production expenses	11,716	9,108
Depreciation and amortization	1,536	-
Non-cash compensation	17,091	-
General and administrative expense, net of
operator's overhead fees	48,107	(1,820)
	78,573	7,463
Loss from operations	(76,868)	(5,033)

Other income (expense):
Other income	-	-
Interest expense	-	(293)
Total other income (expense)	-	(293)
Loss before income taxes	(76,868)	(5,326)
Provision for income taxes	-	-

Net loss	$(76,868)	$(5,326)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	29,875,810	21,000,000

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
(Unaudited)
For the six months ended October 31, 2008 and 2007
and the period from inception (August 18, 2006) through October 31, 2008

			Inception
			(August 18, 2006)
			through
			October 31,
	2008	2007	2008

Oil and natural gas sales	$2,972	$2,430	$21,084
Costs and expenses
Oil and natural gas production taxes	214	175	1,519
Oil and natural gas production expenses	20,862	14,213	59,703
Depreciation and amortization	2,659	-	4,503
Non-cash compensation	17,091	-	17,091
General and administrative expense, net of
operator's overhead fees	63,912	(1,300)	68,899
	104,738	13,088	151,715
Loss from operations	(101,766)	(10,658)	(130,631)

Other income (expense):
Other income	-	-	54
Interest expense	(425)	(293)	(1,798)
Total other income (expense)	(425)	(293)	(1,744)
Loss before income taxes	(102,191)	(10,951)	(132,375)
Provision for income taxes	-	-	-

Net loss	$(102,191)	$(10,951)	$(132,375)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding	25,582,198	21,000,000	22,047,360

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows
(Unaudited)
For the six months ended October 31, 2008 and 2007
and the period from inception (August 18, 2006) through October 31, 2008

			Inception
			(August 18, 2006)
			through
			October 31,
	2008	2007	2008

Operating activities
Net loss	$(102,191)	$(10,951)	$(132,375)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,659	-	4,503
Non-cash compensation	17,091	-	17,091
Increase (decrease) in:
Accounts receivable	(32,795)	(7,548)	(89,540)
Accounts payable	15,263	622	38,557
Accrued expenses	(1,094)	293	280
Oil and gas proceeds due others	-	-	571
Loan to affiliate	(8,519)	-	(8,519)
Advances from joint interest owners	(125,228)	(8,359)	55,573
Net cash used in operating activities	(234,814)	(25,943)	(113,859)
Investing activities
Payments for oil and natural gas properties and
equipment	(38,242)	(33,157)	(166,924)
Cash received in excess of cash paid in reverse
acquisition of North American Energy Resources, Inc.	119,830	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Net cash used in investing activities	81,588	(33,157)	(39,594)
Financing activities
Loan proceeds	-	13,000	35,250
Loans from related parties	-	46,000	130,000
Sale of common stock	-	-	20,000
Net cash provided by financing activities	-	59,000	185,250
Net increase in cash and cash equivalents	(153,226)	(100)	31,797
Cash and cash equivalents, beginning of period	185,023	765	-
Cash and cash equivalents, end of period	$31,797	$665	$31,797

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
(Unaudited)
For the six months ended October 31, 2008 and 2007
and the period from inception (August 18, 2006) through October 31, 2008

			Inception
			(August 18, 2006)
			through
			October 31,
	2008	2007	2008

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000
Acquisition of North American Energy Resources,
Inc. in reverse acquisition:
Assets acquired, other than cash	$-	$-	$-
Liabilities assumed	(30,170)	-	-
	(30,170)
Common stock issued	(150,000)	-	-
Cash received in excess of cash paid	$119,830

Exchange of joint interest receivable for oil and
natural gas properties	$37,316	-	-
Convertible note payable and accrued interest
exchanged for 1,000 shares of North American
Exploration, Inc. common stock	35,530	-	-

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The financial statements include the accounts of North American Energy Resources, Inc. (formerly Mar Ked Mineral Exploration, Inc.) (“NAEN”) and its wholly owned subsidiary, North American Exploration, Inc. (“NAE”) (formerly Signature Energy, Inc.) (collectively the “Company”).

NAEN was incorporated in Nevada on August 22, 2006 as Mar Ked Mineral Exploration, Inc. and changed its name to North American Energy Resources, Inc. on August 11, 2008.  NAE was incorporated in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.  These condensed consolidated financial statements have not been audited.

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

At October 31, 2008 and April 30, 2008 the Company had negative working capital of $436,811 and $509,192, respectively, which includes $435,000 and $501,000 in non-interest bearing loans from related parties, respectively.  The Company expects to meet its capital requirements for the next year with the $1,350,000 in remaining capital contributions due from shareholders.

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

Stock option plans

Until June 30, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complied with the disclosure provisions of SFAS No.123, "Accounting for Stock-Based Compensation."  Under APB No. 25, employee compensation cost was recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options was less than the fair value price of the underlying shares on the grant date, deferred stock compensation was recognized and amortized to expense in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 over the vesting period of the individual options.  Accordingly, if the exercise price of the Company's employee options equaled or exceeded the market price of the underlying shares on the date of grant, no compensation expense was recognized. Options or shares awards issued to non-employees are valued using the fair value method and expensed over the period services are provided.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.  This statement is effective as of the first reporting period that begins after December 15, 2005.  Accordingly, the Company adopted SFAS 123(R) on January 1, 2006.  Thus, the Company’s financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. The Company had no unvested options outstanding on January 1, 2006.  The Company first granted options during the quarter ended October 31, 2008.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s options.

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

NOTE 2:                 RELATED PARTY TRANSACTIONS

The Company has non-interest bearing obligations to related parties at October 31, 2008 and April 30, 2008, as follows:

	October 31,	April 30,
	2008	2008

Assets acquired from shareholders	$371,000	$371,000
Cash received	130,000	130,000
Options exercised with amounts due shareholders	(66,000)	-
	$435,000	$501,000

The Company acquired the following assets from its shareholders and assumed the liability to its shareholders in August 2006:

2007

Note receivable	$76,000
Oil and gas properties	303,670
Interest in pipeline	100,000
Assets acquired	479,670
Advance from joint interest participant assumed	(8,670)
Common stock issued	(100,000)
Liability to shareholders	$371,000

The Company sells its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company receives a price equal to 70% of the posted price.  The related party retains the other 30% of the posted price for gathering fees and marketing fees.

During the three months ended October 31, 2008, options to acquire 400,000 shares of common stock were granted to two shareholders at prices ranging from $1.00 to $1.25 per share.  A total of 63,500 shares were exercised during the quarter and paid with a $66,000 reduction in the amount due shareholders.

During the three months ended October 31, 2008, the Company loaned an affiliate $8,519 as an advance of consulting fees.

NOTE 3:                 STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At October 31, 2008 and April 30, 2008, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At October 31, 2008 and April 30, 2008 the Company has 29,918,000 and 21,000,000 shares issued and outstanding, respectively.

During the three months ended October 31, 2008, options to acquire 404,500 shares of common stock were granted to two shareholders and one consultant at prices ranging from $1.00 to $2.00 per share.  A total of 66,000 shares were exercised during the quarter and paid with a $66,000 reduction in the amount due shareholders and a reduction in accounts payable of $9,020.

NOTE 4:                 COMMITMENTS AND CONTINGENCIES

The Company currently maintains its corporate office in the office of its accountant at no charge.

The shareholders of NAER before the acquisition of NAE have agreed to contribute a total of $1,500,000 to NAER.  Of this amount, $150,000 was contributed prior to July 31, 2008 and $50,000 was contributed in November 2008.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007

During the three-month periods ended October 31, 2008 and 2007, we had natural gas sales of $1,705 and $2,430, respectively.  In the 2007 period, the Company’s field came back on line after being shut-in due to flooding experienced earlier in the year.  Sales re-commenced after substantial repairs had been completed.  In the 2008 period, the Company had several wells which were scheduled for work-over to commence in November 2008.

Non-cash compensation represents the amortization of the intrinsic value of common stock options which began in the October 2008 quarter.

During the three-month periods ended October 31, 2008 and 2007, general and administrative expenses, amounted to $48,107 and ($1,820), respectively, and are summarized below:

	2008	2007

Accounting	$14,990	$-
Software	3,000	-
Consulting and professional services	21,137	1,351
Field supervision	4,000	-
Other	7,680	29
	50,807	1,380
Less overhead income	(2,700)	(3,200)
	$48,107	$(1,820)

Consulting and professional services, accounting, field supervision and software costs in 2008 account for the majority of the increase.  The accounting was brought up to date during the 2008 period, an audit was completed and new oil and gas software was used for the first time.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

During the six-month periods ended October 31, 2008 and 2007, we had natural gas sales of $2,972 and $2,430, respectively.  In the 2007 period, the Company’s field was shut-in due to flooding experienced earlier in the year until August 2007.  During 2008, several wells are being re-completed commencing in November 2008.

Non-cash compensation represents the amortization of the intrinsic value of common stock options which began in the October 2008 quarter.

During the six-month periods ended October 31, 2008 and 2007, general and administrative expenses, amounted to $63,912 and ($1,300), respectively, and are summarized below:

	2008	2007

Accounting	$26,420	$-
Software	6,000	-
Consulting and professional services	22,572	3,463
Field supervision	4,000	-
Other	11,220	37
	70,212	3,500
Less overhead income	(6,300)	(4,800)
	$63,912	$(1,300)

Consulting and professional services, accounting and software costs in 2008 account for the majority of the increase.  The accounting was brought up to date during the 2008 period, an audit was completed and new oil and gas software was used for the first time.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At October 31, 2008, we had $31,797 in cash and a working capital deficit of $436,811.  Comparatively, we had cash of $185,023 and a working capital deficit of $509,192 at April 30, 2008.

Pursuant to the stock purchase agreement between NAER and the shareholders of NAE, the shareholders of NAER prior to the acquisition of NAE have agreed to contribute $1,500,000 for the working capital needs of NAER.  As of October 31, 2008, the Company had received $150,000 from the shareholders.  In November 2008, the Company received an additional $50,000.

We estimate that our total planned expenditures over the next twelve months will be approximately $120,000 for corporate overhead.  We expect to utilize excess funds to acquire additional acreage for future drilling operations.

CASH USED IN OPERATING ACTIVITIES

Cash used for operating activities was $234,814 for the six-month period ended October 31, 2008 and $25,943 for the six-month period ended October 31, 2007.  The majority of the increase is attributed to using the funds received from joint interest participants to pay drilling and development costs incurred during the period.  The majority of the funds required for drilling and developing existing acreage will come from prepayments from joint interest participants.  Aside from overhead, we expect to utilize the majority of our excess capital, if any, to acquire additional leases.

CASH FROM FINANCING ACTIVITIES

We received $150,000 in cash from shareholder contributions during the six-month period ended October 31, 2008 and expect to continue to receive additional shareholder contributions as needed to complete our business plan.  It is anticipated that shareholder contributions will fund the Company while revenue from operations grows from its existing levels.  The Company received $50,000 in additional shareholder contributions in November 2008.

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

Not applicable.

ITEM 4T:               CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in item (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives
In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by April 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by April 30, 2009.

Changes in internal controls over financial reporting
There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:                  LEGAL PROCEEDINGS

None

ITEM 1A:               RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 68,000 shares of its common stock for exercise of common stock options pursuant to an S-8 registration statement, with total proceeds of $75,020.

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

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: December 11, 2008	By:	/s/ Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer