Form 10-Q
period 2009-01-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2009-03-23
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,507,667 shares of common stock outstanding as of January 31, 2009.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
January 31, 2009 (unaudited) and April 30, 2008

	January 31,	April 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,769	$185,023
Accounts receivable, net	14,687	56,745
Advances to related parties	8,519	-
Total current assets	27,975	241,768
Properties and equipment, at cost, net	594,399	523,008
Note receivable	-	76,000
Total assets	$622,374	$840,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable
Trade	$18,624	$23,294
Oil and gas proceeds due others	139	571
Loans from related parties	389,000	501,000
Advances received from joint interest participants	-	189,471
Accrued expenses	-	1,374
Notes payable	-	35,250
Total current liabilities	407,763	750,960

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.001 par value; authorized 100,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 30,507,667 shares and 21,000,000 issued and outstanding at January 31, 2009 and April 30, 2008, respectively	30,508	21,000
Additional paid in capital	776,113	99,000
Deficit accumulated during the exploration stage	(592,010)	(30,184)
Total stockholders' equity	214,611	89,816
Total liabilities and stockholders' equity	$622,374	$840,776

See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
(Unaudited)
For the three months ended January 31, 2009 and 2008

	2009	2008

Oil and natural gas sales	$1,740	$1,679
Costs and expenses
Oil and natural gas production taxes	125	121
Oil and natural gas production expenses	11,176	6,318
Depreciation and amortization	1,541	-
Non-cash compensation	310,500	-
Bad debt expense	76,000	-
General and administrative expense, net of operator's overhead fees	62,033	5,662
	461,375	12,101
Loss from operations	(459,635)	(10,422)
Other income (expense):
Interest expense	-	(360)
Total other income (expense)	-	(360)
Loss before income taxes	(459,635)	(10,782)
Provision for income taxes	-	-
Net loss	$(459,635)	$(10,782)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding	30,156,080	21,000,000

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
(Unaudited)
For the nine months ended January 31, 2009 and 2008
and the period from inception (August 18, 2006) through January 31, 2009

			Inception
			(August 18, 2006)
			through
			January 31,
	2009	2008	2009

Oil and natural gas sales	$4,712	$4,109	$22,824
Costs and expenses
Oil and natural gas production taxes	339	296	1,644
Oil and natural gas production expenses	32,038	20,531	70,879
Depreciation and amortization	4,200	-	6,044
Non-cash compensation	327,591	-	327,591
Bad debt expense	76,000	-	76,000
General and administrative expense, net of operator's overhead fees	125,945	4,362	130,932
	566,113	25,189	613,090
Loss from operations	(561,401)	(21,080)	(590,266)
Other income (expense):
Other income	-	-	54
Interest expense	(425)	(653)	(1,798)
Total other income (expense)	(425)	(653)	(1,744)
Loss before income taxes	(561,826)	(21,733)	(592,010)
Provision for income taxes	-	-	-
Net loss	$(561,826)	$(21,733)	$(592,010)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)	$(0.03)

Weighted average common shares outstanding	27,106,826	21,000,000	22,879,023

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows
(Unaudited)
For the nine months ended January 31, 2009 and 2008
and the period from inception (August 18, 2006) through January 31, 2009

			Inception
			(August 18, 2006)
			through
			January 31,
	2009	2008	2009

Operating activities
Net loss	$(561,826)	$(21,733)	$(592,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,200	-	6,044
Non-cash compensation	327,591	-	327,591
Bad debt expense	76,000	-	76,000
Increase (decrease) in:
Accounts receivable	4,743	(12,339)	(52,002)
Accounts payable	73,317	4,035	97,182
Accrued expenses	(1,094)	653	280
Advances to related parties	(8,519)	-	(8,519)
Advances from joint interest owners	(189,471)	(8,359)	(8,670)
Net cash used in operating activities	(275,059)	(37,743)	(154,104)
Investing activities
Payments for oil and natural gas properties and equipment	(38,275)	(40,326)	(166,957)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	119,830	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Net cash used in investing activities	81,555	(40,326)	(39,627)
Financing activities
Loan proceeds	-	30,250	35,250
Shareholder contribution	50,000	-	50,000
Loans from related parties	-	46,000	130,000
Repayment of loans from related parties	(36,750)	-	(36,750)
Bank overdraft	-	1,054	-
Sale of common stock	-	-	20,000
Net cash provided by financing activities	13,250	77,304	198,500
Net increase in cash and cash equivalents	(180,254)	(765)	4,769
Cash and cash equivalents, beginning of period	185,023	765	-
Cash and cash equivalents, end of period	$4,769	$-	$4,769

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
(Unaudited)
For the nine months ended January 31, 2009 and 2008
and the period from inception (August 18, 2006) through January 31, 2009

			Inception
			(August 18, 2006)
			through
			January 31,
	2009	2008	2009

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$76,000	$-	$76,000
Oil and gas properties	303,670	-	303,670
Interest in pipeline	100,000	-	100,000
Loans to shareholders assumed	(371,000)	-	(371,000)
Advance from joint interest participant assumed	(8,670)	-	(8,670)
	$100,000		$100,000
Acquisition of North American Energy Resources, Inc. in reverse acquisition:
Assets acquired, other than cash	$-	$-	$-
Liabilities assumed	(30,170)	-	(30,170)
	(30,170)		(30,170)
Common stock issued	(150,000)	-	(150,000)
Cash received in excess of cash paid	$119,830		$119,830

Exchange of joint interest receivable for oil and natural gas properties	$37,316	-	$37,316
Convertible note payable and accrued interest exchanged for 1,000 shares of North American Exploration, Inc. common stock	35,530	-	35,530
Common stock options cancelled	188,005	-	188,005

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

At January 31, 2009 and April 30, 2008 the Company had negative working capital of $379,788 and $509,192, respectively, which includes $407,000 and $501,000 in non-interest bearing loans from related parties, respectively.

The Company had relied on receiving an additional $1,300,000 from the prior shareholders to fund its planned drilling and development program.  As discussed in Note 4, the prior shareholders have decided to default on their agreement.  Accordingly, the Company will plan to meet its capital requirements for the next year with private placements of its common stock.

In addition, the Company expects to sell all of its interest in its existing developmental drilling prospects on a 1/3 for 1/4 basis and be carried to the tanks, thus having no additional up-front capital costs on existing properties.  This method of operations allows the company to participate in a larger number of prospects with a relatively low capital outlay.

These conditions raise doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 2:	RELATED PARTY TRANSACTIONS

The Company has non-interest bearing obligations to related parties at January 31, 2009 and April 30, 2008, as follows:

	January 31,	April 30,
	2009	2008

Assets acquired from shareholders	$371,000	$371,000
Cash received	130,000	130,000
Cash repayment	(36,750)	-
Options exercised with amounts due shareholders	(75,250)	-
	$389,000	$501,000

The Company acquired the following assets from its shareholders and assumed the liability to its shareholders in August 2006:

2007

Note receivable	$76,000
Oil and gas properties	303,670
Interest in pipeline	100,000
Assets acquired	479,670
Advance from joint interest participant assumed	(8,670)
Common stock issued	(100,000)
Liability to shareholders	$371,000

The Company sells its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company receives a price equal to 70% of the posted price.  The related party retains the other 30% of the posted price for gathering fees and marketing fees.

During the three months ended October 31, 2008, options to acquire 400,000 shares of common stock were granted to two shareholders at prices ranging from $1.00 to $1.25 per share.  A total of 63,500 shares were exercised during the quarter and paid with a $66,000 reduction in the amount due shareholders.  These options were cancelled effective November 1, 2008.

During the three months ended January 31, 2009, the Company granted options for 384,667 shares to shareholders which were exchanged for shareholder advances of $9,250 and accounts payable assumed of $65,000.

During the nine months ended January 31, 2009, the Company loaned a related party $8,519 as an advance of consulting fees.

NOTE 3:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At January 31, 2009 and April 30, 2008, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At January 31, 2009 and April 30, 2008 the Company has 30,507,667 and 21,000,000 shares issued and outstanding, respectively.

During the three months ended October 31, 2008, options to acquire 404,500 shares of common stock were granted to two shareholders and one consultant at prices ranging from $1.00 to $2.00 per share.  A total of 66,000 shares were exercised during the quarter and paid with a $66,000 reduction in the amount due shareholders and a reduction in accounts payable of $9,020.

During the three months ended January 31, 2009, the Company granted options to acquire 589,667 shares of its common stock which were exchanged for a consulting contract valued at $310,500, advances due shareholders of $9,250 and accounts payable assumed of $69,400.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

The Company currently maintains its corporate office in the office of its accountant at no charge.

The shareholders of NAER prior to the acquisition of NAE agreed to contribute a total of $1,500,000 to NAER as an inducement to the shareholders of NAE to close the acquisition in July 2008.  Of this amount, $200,000 was contributed as of January 31, 2009.  The Company received confirmation in early February 2009 that the shareholders of NAER before the acquisition of NAE advised NAER of the decision to default on their agreement to contribute a $1,500,000 to the Company.  The Company’s plans for drilling and developing its acreage have been delayed pending obtaining a new source of financing.

NOTE 5:	SUBSEQUENT EVENT

On February 12, 2009, the Company filed a Preliminary Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 to announce the approval by the holders of a majority of the common stock of the Company of a reverse stock split of one share for each 50 currently outstanding.  This action should become effective at least 20 days after filing a Definitive 14C.  The share disclosures in this filing have not been adjusted to take into account this reverse split.

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

Our plan of operation for the next twelve months is to obtain funding from private placements of our common stock, continue to develop our existing leases, and acquire additional leases.

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2009 AND 2008

During the three-month periods ended January 31, 2009 and 2008, we had oil and natural gas sales of $1,740 and $1,679, respectively.  In the 2008 period, the Company’s field came back on line after being shut-in due to flooding experienced earlier in the year.  Sales re-commenced after substantial repairs had been completed.  In the 2009 period, the Company had several wells which were scheduled for work-over to commence in the quarter ended January 31, 2009.  The scheduled work-overs were delayed until the quarter ending April 30, 2009.

Non-cash compensation includes the calculated value of options granted for consulting contracts during the quarter.

At January 31, 2009, the Company wrote off a note receivable in the amount of $76,000 to bad debt expense as it was determined to be uncollectible.

During the three-month periods ended January 31, 2009 and 2008, general and administrative expenses, amounted to $62,033 and $5,662, respectively.  Consulting and professional services, accounting, field supervision and software costs in 2009 account for the majority of the increase.  The accounting was brought up to date during the 2009 period, an audit was completed and new oil and gas software was used for the first time.

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2009 AND 2008

During the nine-month periods ended January 31, 2009 and 2008, we had oil and natural gas sales of $4,712 and $4,109, respectively.  In the 2008 period, the Company’s field was shut-in due to flooding experienced earlier in the year until August 2007.  During 2009, several wells are being re-completed commencing in February 2009.

Non-cash compensation represents the amortization of the intrinsic value of common stock options which began in the October 2008 quarter of $17,091 and the calculated value of options issued for consulting contracts of $310,500.  The options granted in the prior quarter were cancelled effective November 1, 2008.

At January 31, 2009, the Company wrote off a note receivable in the amount of $76,000 to bad debt expense as it was determined to be uncollectible.

During the nine-month periods ended January 31, 2009 and 2008, general and administrative expenses, amounted to $125,945 and $4,362, respectively.  Consulting and professional services, accounting and software costs in 2009 account for the majority of the increase.  The accounting was brought up to date during the 2009 period, an audit was completed and new oil and gas software was used for the first time.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At January 31, 2009, we had $4,769 in cash and a working capital deficit of $379,788.  Comparatively, we had cash of $185,023 and a working capital deficit of $509,192 at April 30, 2008.

Pursuant to the stock purchase agreement between NAER and the shareholders of NAE, the shareholders of NAER prior to the acquisition of NAE agreed to contribute $1,500,000 for the working capital needs of NAER.  As of January 31, 2009, the Company had received $200,000 from the shareholders.  The Company received confirmation in early February 2009 that the shareholders of NAER before the acquisition of NAE advised NAER o the decision to default on their agreement to contribute a $1,500,000 to the Company.  The Company’s plans for drilling and developing its acreage have been delayed pending obtaining a new source of financing.

We estimate that our total planned expenditures over the next twelve months will be approximately $120,000 for corporate overhead.  We expect to utilize excess funds when available to acquire additional acreage for future drilling operations.

CASH USED IN OPERATING ACTIVITIES

Cash used for operating activities was $275,059 for the nine-month period ended January 31, 2009 and $37,743 for the nine-month period ended January 31, 2008.  The majority of the increase is attributed to using the funds received from joint interest participants to pay drilling and development costs incurred during the period.  The majority of the funds required for drilling and developing existing acreage will come from prepayments from joint interest participants.  Aside from overhead, we expect to utilize the majority of our excess capital, if any, to acquire additional leases.

CASH FROM FINANCING ACTIVITIES

We received $50,000 in cash from shareholder contributions during the nine-month period ended January 31, 2009, after the acquisition of NAE by NAEN.  Of this amount, $36,750 was used to repay a portion of shareholder loans.  As noted above, there will be no future shareholder contributions from the former shareholders of NAEN.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining a replacement for the shareholder contributions discussed above to pursue our business plan.  For these reasons, there is doubt we will be able to continue as a going concern, since we are dependent upon an as yet unknown source to provide sufficient funds to finance future operations until our revenues are adequate to fund our cost of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of January 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 31, 2009, the Company granted options to acquire 589,667 shares of its common stock pursuant to an S-8 registration statement which were exchanged for a consulting contract valued at $310,500, advances due shareholders of $9,250 and accounts payable assumed of $69,400.

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

Date: March 20, 2009

	By: /s/	Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer