Form 10-K
period 2009-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2009-08-07
CIK 1392694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

Commission File Number 000-52522

NORTH AMERICAN ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)
Nevada	98-0550352
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

11005 Anderson Mill Road
Austin, Texas	78750
(Address of Principal Executive Office)	(Zip Code)

Issuer’s telephone number (512) 944-9115

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

 COMMON STOCK, $0.001 PAR VALUE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the shares of our common stock, par value $0.001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $454,501,066.

As of June 30, 2009, the registrant had outstanding 15,335,539 shares of its common stock, par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

NORTH AMERICAN ENERGY RESOURCES, INC.

TABLE OF CONTENTS

FORM 10-K

Part I

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

PART I

ITEM 1:	BUSINESS

ORGANIZATION

North American Energy Resources, Inc. ("NAEY" or the "Company") was originally organized in Nevada on August 22, 2006 with the name Mar Ked Mineral Exploration, Inc. ("Mar Ked").  The Company changed its name from Mar Ked to North American Energy Resources, Inc. on August 11, 2008.

At a special meeting of shareholders held on April 23, 2009, 63% of our shareholders, either in person or by proxy, voted to approve a 1:50 reverse split of the Company's common stock.  This amendment to the Company's Articles of Incorporation was filed with the Nevada Secretary of State and became effective on April 27, 2009.  Accordingly, all references to shares of our common stock included herein have been retroactively restated to give effect to the reverse split.

On July 28, 2008, the Company acquired 100% of the outstanding stock of North American Exploration, Inc. ("NAE") (formerly Signature Energy, Inc.) for 420,000 shares of our common stock pursuant to a Stock Purchase Agreement ("SPA").  Completion of the SPA resulted in the shareholders of NAE having control of NAEY.  Accordingly, the transaction was recorded for accounting purposes as the acquisition of NAE by NAEY with NAE as the acquirer (reverse acquisition).  The financial statements of the Company prior to July 28, 2008 are those of NAE.  Formerly NAEY used a November 30 year-end.  As a result of the reverse acquisition, the Company will utilize the April 30 year-end of NAE after April 30, 2008.

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing.  At July 31, 2008, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement ("MA") which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company.  At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the amount agreed.  The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance.  Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers.

Mar Ked was originally formed to acquire and explore mineral claims, principally in the Yukon Territory, Canada.  All activity relating to mining activity was abandoned when NAE was acquired.

BUSINESS

OIL AND GAS DRILLING PROSPECTS

Current natural gas prices have made the Company's natural gas reserves uneconomical to produce.  Accordingly, at April 30, 2009, the Company recorded as asset impairment charge of $417,840.  The Company has encountered three different oil zones during its recent development activities and plans to concentrate available development funds on increasing oil production.  The Company currently does not plan to begin producing its natural gas reserves until gas prices improve to at least $5/MCF.

EXPLORATION STAGE COMPANY

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of leases that we believe may contain commercial oil or gas reserves.  We have made limited evaluations of our leases, but there is no assurance that commercially viable reserves of oil or gas exist on our leases.  Additional drilling and development will be required to adequately evaluate our leasehold position and we will remain an exploration stage company until that process is completed.

OTHER

The mailing address of our principal executive office is 11005 Anderson Mill Road, Austin, Texas  78750 and our telephone number is 512-944-9115.

FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are an exploration stage company.  We have a limited history in the oil and gas development and production business.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending April 30, 2010. We have been in the development stage since our inception, August 18, 2006, have accumulated a net loss of $1,127,652 through April 30, 2009, and incurred a loss of $1,097,468 for the year then ended.

The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments.  However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

COMPETITION

The Company expects to concentrate the majority of its resources on oil and gas development and production.  The Company is much smaller than most participants in this industry and has limited expertise in operating an energy business.

GOVERNMENTAL REGULATIONS, APPROVAL, COMPLIANCE

When we elect to participate directly in development of oil and gas properties, our operations are subject to various types of regulation at the federal, state and local levels.  Such regulations includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations will also be subject to various conservation matters, including the regulation of the size of drilling and spacing units or pro-ration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

ENVIRONMENTAL

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We plan to establish guidelines and management systems to ensure compliance with environmental laws, rules and regulations if we participate directly in the development of oil and gas resources. The existence of these controls cannot, however, guarantee total compliance with environmental laws, rules and regulations. We will rely on the operator of the properties in which we have an interest to be in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we plan to maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

EMPLOYEES

It is anticipated that the only active employee of this business in the near future will be its President.  All other operative functions, such as acquiring leaseholds, creating joint ventures and development and production of oil and gas will be handled by the President or independent contractors and consultants.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 1A:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

The Company’s oil and gas business is primarily involved in the development and production of oil and gas.  As of April 30, 2009, we have 745 acres under lease in Washington County, Oklahoma which includes 2 producing oil wells.  All gas wells were shut-in in February 2009 due to low gas prices.

Proved Reserves and Estimated Future Net Revenue
The SEC defines proved oil and gas reserves as the estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

The process of estimating oil and natural gas reserves is complex and requires significant judgment.  Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance.  We have internally prepared our own reserve estimates based on information provided by consultants.

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of April 30, 2009.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 11 to our financial statements included herein.  At April 30, 2009, 100% of the proved reserves have been classified as proved developed producing ("PDP").  There are no proved developed non-producing ("PDNP") reserves.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	7,288	7,288	-
Gas (MCF)	-	-	-
BOE (1)	7,288	7,288	-
Pre-tax future net revenue (2)	$81,103	$81,103	$-
Pre-tax 10% present value (2)	38,379	38,379	-
Standardized measure of discounted future net cash flows (2)(3)	$38,379	$38,379	$-

(1)
Gas reserves are converted to barrels of oil equivalent (“BOE”) at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

(2)
Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges.  The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

These amounts were calculated using prices and costs in effect for each individual property as of April 30, 2009.  These prices were not changed except where different prices were fixed and determinable from applicable contracts.  These assumptions yield average prices over the life of our properties of $37.80 per BBL of oil and $1.90 per MCF of natural gas.  As a result of the low production volume of our gas properties and the low gas prices, no present value was attributed to our natural gas reserves and an impairment charge of $417,840 was recorded at April 30, 2009.

The present value of after-tax future net revenues discounted at 10% per annum (“standardized measure”) was $38,379 at the end of April 2009.  The standardized measure did not include discounted future income taxes since the net operating loss carryforward exceeded the future net revenues.  The present value of our pre-tax future net revenue (“pre-tax 10% present value”) was therefore also $38,379.  We believe the pre-tax 10% present value assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies.  The after-tax standardized measure is dependent on the unique tax situation of each individual company, while the pre-tax 10% present value is based on prices and discount factors, which are more consistent from company to company.  We also understand that securities analysts use the pre-tax 10% present value measure in similar ways.

(3)	See Note 11 to the financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority or agency as this is our initial period with reserves.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to April 30, 2009.  There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

Production
All of our production was from our leases in Washington, County Oklahoma.  The gas gathering system used for selling gas to the market was shut-in during February 2009, and accordingly we had no gas production from that date through April 30, 2009.  Our oil production averaged approximately 0.5 BBLs/day during April 2009.  We do not expect the gas gathering system to re-open until gas prices improve.

Project Summary
As noted above, the Company has encountered three different oil zones during its recent development activities and plans to concentrate available development funds to increasing oil production.

Acreage
The following table summarizes gross and net developed acreage at April 30, 2009.

	Developed Acreage
	Gross	Net
Washington County, Oklahoma	745	686

Production History
The following table presents the historical information about our natural gas and oil production volumes.

	Year ended April 30,
	2009	2008
Oil production (BBLs)	46	-
Gas production (MCF)	1,215	1,357
Total production (BOE)	249	226
Daily production (BOE/d)	0.68	0.62
Average sales price:
Oil (per BBL)	$37.49	$-
Gas (per MCF)	$3.99	$4.70
Total (per BOE)	$26.34	$28.20
Average production cost (per BOE)	$148.12	$104.47
Average production taxes (per BOE)	$1.90	$2.03

The average oil sales price amounts above are calculated by dividing revenue from oil sales by the volume of oil sold in BBLs.  The average gas price amounts above are calculated by dividing revenue from gas sales by the volume of gas sold in MCF.  The total average sales price amounts above are calculated by dividing total revenues by total volume sold in BOE.  The average production costs and average production taxes above are calculated by dividing production costs by total production in BOE.

Productive wells
The following table presents our ownership at April 30, 2009, in oil and natural gas wells (a net well is our percentage ownership of a gross well).  Natural gas wells are not included since no reserves were attributed to natural gas at April 30, 2009.

	Oil wells		Gas wells		Total wells
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	2.0	0.5	-	-	2.0	0.5

Drilling Activities
During 2009, we completed the drilling of 2 oil wells.  Our drilling activity was discontinued pending other financing when the agreed capitalization of $1,500,000 was limited to $200,000.

Cost information
We conduct our oil and natural gas activities entirely in the United States and to date only in Washington County, Oklahoma.  Costs incurred for property acquisition, exploration and development activities during the years ended April 30, 2009 and 2008 are shown below.

	For the years ended April 30,
	2009	2008
Acquisition of proved properties	$37,316	$-
Development costs	3,066	37,084
Total costs incurred	$40,382	$37,084

Reserve Quantity Information
Our estimates of proved reserves and valuation were prepared internally and based on information provided by consultants in accordance with the provisions of SFAS 69, "Disclosure About Oil and Gas Producing Activities."  The estimates of proved reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.  Our oil and natural gas reserves are attributed solely to properties within the United States.  A summary of the changes in quantities of proved developed oil and natural gas reserves is shown below.

		Natural Gas
	Oil (BBLs)	(MCF)
Balance, April 30, 2007	-	1,527,956
Purchase of minerals in place	-	77,296
Production	-	(1,357)
Revisions of estimates	-
Balance, April 30, 2008	-	1,603,895
Extensions and discoveries	7,334	-
Production	(46)	(1,215)
Revisions of estimates	-	(1,602,680)
Balance, April 30, 2009	7,288	-

Standardized Measure of Discounted Future Net Cash Flows
Our standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and changes in the standardized measure as described below were prepared in accordance with the provisions of SFAS 69.  Future cash inflows were computed by applying year-end prices to estimated future production.  Future production and development costs are computed by estimating the expenditures to be incurred in production and developing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved.  Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves.  Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows.  This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of our oil and natural gas properties.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2009	2008
Future cash flows	$207,103	$9,235,663
Future production costs	(126,000)	(2,489,998)
Future income taxes	-	(2,293,526)
Future net cash flows	81,103	4,452,139
10% annual discount for estimated timing of cash flows	(42,724)	(2,529,061)
Standardized Measure of Discounted Cash Flows	$38,379	$1,923,078

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2009	2008
Beginning of year	$1,923,078	$1,279,673
Purchase of minerals in place	37,316	-
Extensions, discoveries and improved recovery, less related costs	1,900	-
Development costs incurred during the year	3,066	37,084
Sales of oil and gas produced, net of production costs	30,795	17,695
Accretion of discount	-	-
Net changes in price and production costs	(1,951,810)	516,232
Net change in estimated future development costs	-	40,212
Revision of previous quantity estimates	(5,966)	32,182
End of year	$38,379	$1,923,078

Management's Business Strategy Related to Properties
Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed.  We plan to achieve this goal by exploiting and developing our existing oil and natural gas properties and pursuing acquisitions of additional properties.  Specifically, we have focused, and plan to continue to focus, on our property in Washington County, Oklahoma.

Title to Properties
Title to properties is subject to contractual arrangements customary in the oil and gas industry, liens for current taxes not yet due and, in some instances, other encumbrances.  We believe that such burdens do not materially detract from the value of such properties or from the respective interests therein or materially interfere with their use in the operation of the business.

As is customary in the industry, other than a preliminary review of local records, little investigation of record title is made at the time of acquisitions of undeveloped properties.  Investigations, which generally include a title opinion of outside counsel, are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties.

OTHER
The Chief Executive Officer currently provides the Company's corporate office at no charge to the Company.

ITEM 3:	LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 4, 2009, the Board of Directors of the Company approved an amendment to the Certificate of Incorporation, pursuant to shareholder approval, for a 1 share for 50 shares reverse stock split of the Company's issued and outstanding shares.

On April 23, 2009, a majority of the shareholders approved the 1 share for 50 shares reverse split of the Company's common stock and directed management to make the appropriate filings with the Secretary of State of Nevada.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           MARKET INFORMATION

Our $0.001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (“NASD”) Over-The Counter Bulletin Board (“OTCBB”) under the symbol “NAEY.OB.”  Until we began trading on July 24, 2007, there was no public market for our common stock.  Previously we traded under the symbol NAEN.OB.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB since we began trading on July 24, 2007.  The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period (Quarter ended)	High	Low

2009
April 30, 2009	$10.35	$0.80
January 31, 2009	$121.50	$10.50
October 31, 2008	$112.50	$50.00
July 31, 2008	$45.00	$18.33

2008
April 30, 2008	$50.00	$10.33
January 31, 2008	$66.00	$40.00
October 31, 2007	$41.67	$6.67
July 31, 2007	$6.67	$6.67

The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

PENNY STOCK CONSIDERATIONS

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.  In addition, under the penny stock regulations the broker-dealer is required to:
•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded.  In addition, the liquidity for our securities may be decrease, with a corresponding decrease in the price of our securities.  Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended April 30, 2009, we sold 15,000 shares of our common stock in private transactions for $22,763 in debt forgiveness and issued 160,000 shares pursuant to a 2-year compensation agreement with our Chief Executive Officer valued at $145,600.  The compensation agreement covers the two year period commencing August 1, 2008.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

(b)           HOLDERS

There are 37 shareholders of record of the Company’s common stock at June 30, 2009.

(c)           DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of April 30, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available
Plan category	warrants and rights	options, warrants and rights	for future issuance

Equity compensation plans approved by security holders:2008 Plan	-		1,242,333
	-		1,242,333

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserves 2,500,000 shares for Awards under the Plan.  The Company’s Board of Directors is designated to administer the Plan and may designate a Compensation Committee for this purpose.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the matters set forth in this statement.

Revenues for the years ended April 30, 2009 and 2008 consisted of the following.

	2009	2008

Oil and natural gas sales	$6,560	$6,374
Pipeline fees	2,450	-
	$9,010	$6,374

In 2008, the Company had gas sales of 1,357 MCF at an average price of $4.70/MCF.  In 2009, the Company had oil sales of 46 BBL at an average price of $37.49 and gas sales of 1,215 MCF at an average price of $3.99.  As a result of the substantial price decline for natural gas, the gathering system supporting our gas production was shut-in in February 2009 and the Company has not had gas sales since that time.  Gas sales are expected to resume when gas prices improve.

Costs and expenses consisted of the following for the years ended April 30, 2009 and 2008.

	2009	2008

Oil and natural gas production taxes	$472	$459
Oil and natural gas production expenses	36,882	23,610
Depreciation and amortization	5,799	1,069
Non-cash compensation	388,258	-
Asset impairment	417,840	-
General and administrative expenses, net of operator's overhead fees	257,056	4,722
	$1,106,307	$29,860

Production taxes are a percentage of revenue and vary directly with revenue.  Production expenses have increased due to adding an interest in two wells which were completed during 2009 and due to having $8,948 in unrecovered expenses associated with our salt water disposal well in 2009 as compared to $3,340 in 2008.  Depreciation and amortization increased primarily due to having our pipeline for the full year in 2009 and only two months in 2008.  Non-cash compensation includes primarily the cost of stock grants for consultants in 2009.  There were no stock grants in 2008.

Asset impairment amounted to $417,840 in 2009.  As discussed elsewhere herein, this was a result of all gas reserves becoming uneconomical as the current gas price.

General and administrative expenses, net of operator's overhead fees is summarized as follows for the two years ended April 30, 2009 and 2008.

	2009	2008

Accounting and auditing	$44,120	$-
Legal and professional	37,091	13,792
Consulting services	85,000	-
Bad debt expense	76,000	-
Office expenses	12,630	530
Shareholder communications	14,515	-
Operator overhead fees	(12,300)	(9,600)
	$257,056	$4,722

Accounting and auditing expense increased in 2009 as charges relating to all prior accounting and the 2008 and 2007 audit were included in 2009.  Legal and professional costs increased primarily due to the merger and the increase in operating joint ventures.  Consulting services arose from the efforts to expand the Company's operations in a public company environment.  These services were provided at no cost in 2008.  We recognized a bad debt expense for a note with a balance of $76,000 during 2009, due to the determination that it was unlikely that we would be able to collect the balance.  Office expenses increased and shareholder communications increased due to becoming a public reporting company in 2009.  Operator overhead fees are the fees charged to wells that the Company operates, which are reimbursed by other owners of the wells.

Other income (expense) consisted of the following for the years ended April 30, 2009 and 2008.

	2009	2008

Other income	$266	$54
Interest expense	(437)	(1,373)
	$(171)	$(1,319)

GOING CONCERN FACTORS—LIQUIDITY

We are an exploration stage company.  We have been in the energy business for less than three years and rely principally upon the expertise of consultants to operate our energy business.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending April 30, 2010. We have been in the exploration stage since our inception, August 18, 2006, have accumulated a net loss of $1,127,652 through April 30, 2009, and incurred a loss of $1,097,468 for the year then ended.  We are currently unable to produce our gas reserves as the current sales price is less than the costs to produce the product.

The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments.  However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  See Note 1 to the financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policies are discussed below.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

REVENUE RECOGNITION – We have derived our revenue primarily from the sale of produced crude oil and natural gas.  Revenue is recorded in the month the product is delivered to the purchaser.  We receive payment from one to three months after delivery.  At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive.  Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, the differences should be insignificant.

FULL COST METHOD OF ACCOUNTING – We account for our oil and natural gas operations using the full cost method of accounting.  Under this method, all costs associated with property acquisition, exploration and development of oil and gas reserves are capitalized.  Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and cost of drilling and equipping productive and non-productive wells.  Drilling costs include directly related overhead costs.  All of our properties are currently located within the continental United States.

OIL AND NATURAL GAS RESERVE QUANTITIES – Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions.  Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB.  The accuracy of our reserve estimates is a function of:
•	The quality and quantity of available data;
•	The accuracy of various mandated economic assumptions; and
•	The judgments of the person preparing the estimates.

Our proved reserve information included in this Annual Report is based on estimates prepared by management of the Company and has not been prepared by an independent petroleum engineer.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.  We will make changes to depletion rates and impairment calculations in the same period that changes in reserve estimates are made.

All capitalized costs of oil and gas properties, including estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using our estimate of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined.

IMPAIRMENT OF OIL AND NATURAL GAS PROPERTIES – We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred.  Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

None.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of North American Energy Resources, Inc. together with the report thereon of Moore & Associates, Chartered for the years ended April 30, 2009 and 2008 and the period from inception (August 18, 2006) through April 30, 2009, is set forth as follows:

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm:
Moore & Associates, Chartered	22
Balance Sheet	23
Statements of Operations	24
Statements of Stockholders’ Deficit	25
Statements of Cash Flows	26-27
Notes to Financial Statements	28-43

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Energy Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of North American Energy Resources, Inc. (An Exploration Stage Company) as of April 30, 2009 and April 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2009 and April 30, 2008 and since inception on August 18, 2006 through April 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Energy Resources, Inc. (An Exploration Stage Company) as of April 30, 2009 and April 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2009 and April 30, 2008 and since inception on August 18, 2006 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has had losses due to the declining market of oil and gas, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
August 5, 2009

6490 West Desert Inn Rd,, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
April 30, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$27,966	$185,023
Accounts receivable	20,826	56,745
Due from related party	19,993	-
Prepaid expenses	84,933	-
Total current assets	153,718	241,768
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment using full cost accounting	47,394	424,852
Pipeline	144,575	107,500
	191,969	532,352
Accumulated depreciation and amortization	(15,143)	(9,344)
Total properties and equipment	176,826	523,008
Note receivable	-	76,000
Total assets	$330,544	$840,776

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable
Trade	$47,756	$23,294
Oil and gas proceeds due others	956	571
Due to shareholder	2,000	501,000
Advances received from joint interest participants	30,000	189,471
Accrued expenses	-	1,374
Convertible notes payable	-	35,250
Total current liabilities	80,712	750,960
Long-term debt	402,500	-
Total liabilities	483,212	750,960
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 14,035,539 and 12,427,619 shares issued and outstanding at April 30, 2009 and 2008, respectively	14,036	12,428
Additional paid in capital	960,948	107,572
Deficit accumulated during the exploration stage	(1,127,652)	(30,184)
Total stockholders' equity (deficit)	(152,668)	89,816
Total liabilities and stockholders' equity (deficit)	$330,544	$840,776

See accompanying notes to financial statements

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
For the years ended April 30, 2009 and April 30, 2008  and the period from inception (August 18, 2006) through April 30, 2009

			Inception
			(August 18, 2006)
			through
			April 30,
	2009	2008	2009
Oil and natural gas sales	$6,560	$6,374	$24,672
Pipeline fees	2,450	-	2,450
Total revenues	9,010	6,374	27,122
Costs and expenses
Oil and natural gas production taxes	472	459	1,777
Oil and natural gas production expenses	36,882	23,610	75,723
Depreciation and amortization	5,799	1,069	7,643
Non-cash compensation	388,258	-	388,258
Asset impairment	417,840	-	417,840
General and administrative expense, net of operator's overhead fees	257,056	4,722	262,043
	1,106,307	29,860	1,153,284
Loss from operations	(1,097,297)	(23,486)	(1,126,162)
Other income (expense):
Other income	266	54	320
Interest expense	(437)	(1,373)	(1,810)
Total other income (expense)	(171)	(1,319)	(1,490)
Loss before income taxes	(1,097,468)	(24,805)	(1,127,652)
Provision for income taxes	-	-	-
Net loss	$(1,097,468)	$(24,805)	$(1,127,652)

Net loss per common share, basic and diluted	$(0.08)	$(0.00)	$(0.08)

Weighted average common shares outstanding	13,815,339	12,427,619	13,724,043

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholers Equity (Deficit)
For the years ended April 30, 2009 and 2008 and the period
from inception (August 18, 2006) through April 30, 2009

				Deficit
			Additional	Accumulated
	Common stock		Paid-in	During the
	Shares	Amount	Capital	Exploration Stage	Total

BALANCE August 18, 2006	-	$-	$-	$-	$-
Common stock issued for cash	2,071,684	2,072	17,928	-	20,000
Common stock issued for net assets	10,355,935	10,356	89,644	-	100,000
Net loss	-	-		(5,379)	(5,379)
BALANCE April 30, 2007	12,427,619	12,428	107,572	(5,379)	114,621
Net loss	-	-	-	(24,805)	(24,805)
BALANCE April 30, 2008	12,427,619	12,428	107,572	(30,184)	89,816
Acquisition of North American Energy Resources, Inc.	177,000	177	119,653	-	119,830
Conversion of note payable and accrued interest for common stock	1,242,762	1,243	34,287	-	35,530
Common stock options granted	-	-	17,091	-	17,091
Shareholder contribution	-	-	50,000	-	50,000
Exercise common stock options	25,158	25	176,408	-	176,433
Common stock issued for consulting services	3,000	3	310,497	-	310,500
Common stock issued for Chief Executive Officer compensation	160,000	160	145,440	-	145,600
Net loss	-	-	-	(1,097,468)	(1,097,468)
BALANCE April 30, 2009	14,035,539	$14,036	$960,948	$(1,127,652)	$(152,668)

See accompanying notes to financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows, Continued
For the years ended April 30, 2009 and April 30, 2008 and the period from inception (August 18, 2006) through April 30, 2009

			Inception
			(August 18, 2006)
			through
			April 30,
	2009	2008	2009
Operating activities
Net loss	$(1,097,468)	$(24,805)	$(1,127,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,799	1,069	7,643
Non-cash compensation	388,258	-	388,258
Asset impairment	417,840	-	417,840
Bad debt expense	76,000	-	76,000
Accounts receivable	(1,397)	(22,817)	(58,142)
Accounts payable	125,645	18,014	148,939
Accrued expenses	(1,094)	1,374	280
Related party advances, net	(17,993)	-	(17,993)
Oil and gas proceeds due others	385	480	956
Advances from joint interest owners	(159,471)	165,278	21,330

Net cash used in operating activities	(263,496)	138,593	(142,541)

Investing activities
Payments for oil and natural gas properties and equipment	(40,141)	(37,085)	(161,323)
Cash received in excess of cash paid to acquire North American Energy Resources, Inc.	119,830	-	119,830
Proceeds from sale of oil and natural gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	79,689	(37,085)	(41,493)
Financing activities
Loan proceeds	13,500	35,250	48,750
Loans from shareholders	(36,750)	47,500	93,250
Cash contributions from shareholders	50,000	-	50,000
Sale of common stock	-	-	20,000
Net cash provided by financing activities	26,750	82,750	212,000
Net increase in cash and cash equivalents	(157,057)	184,258	27,966
Cash and cash equivalents, beginning of period	185,023	765	-
Cash and cash equivalents, end of period	$27,966	$185,023	$27,966

(Continued)

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows, Continued
For the years ended April 30, 2009 and April 30, 2008 and the period from inception (August 18, 2006) through April 30, 2009

			Inception
			(August 18, 2006)
			through
			April 30,
	2009	2008	2009

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$437	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000
Common stock issued for convertible note payable and accrued interest	35,530	-	35,530

See accompanying notes to financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The financial statements include the accounts of North American Energy Resources ("NAEY") and its wholly owned subsidiary North American Exploration, Inc. (“NAE”) (collectively the "Company").

NAEY was originally organized in Nevada on August 22, 2006 with the name Mar Ked Mineral Exploration, Inc. ("Mar Ked").  The Company changed its name from Mar Ked to North American Energy Resources, Inc. on August 11, 2008.

At a special meeting of shareholders held on April 23, 2009, 63% of our shareholders, either in person or by proxy, voted to approve a 1:50 reverse split of the Company's common stock.  This amendment to the Company's Articles of Incorporation was filed with the Nevada Secretary of State and became effective on April 27, 2009.  Accordingly, all references to shares of our common stock included herein have been retroactively restated to give effect to the reverse split.

On July 28, 2008, the Company acquired 100% of the outstanding stock of NAE for 420,000 shares of our common stock pursuant to a Stock Purchase Agreement ("SPA").  Completion of the SPA resulted in the shareholders of NAE having control of NAEY.  Accordingly, the transaction was recorded for accounting purposes as the acquisition of NAE by NAEY with NAE as the acquirer (reverse acquisition).  The financial statements of the Company prior to July 28, 2008 are those of NAE.  Formerly NAEY used a November 30 year-end.  As a result of the reverse acquisition, the Company will utilize the April 30 year-end of NAE after April 30, 2008.

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing.  At closing, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement ("MA") which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company.  At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the amount agreed.  The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance.  Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers.

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

Mar Ked was originally formed to acquire and explore mineral claims, principally in the Yukon Territory, Canada.  All activity relating to mining activity was abandoned when NAE was acquired.

Business
The Company operates in the upstream segment of the oil and gas industry with activities, including the drilling, completion and operation of oil and gas wells in Oklahoma.  The Company also has an interest in a pipeline in its area of operations which is used for gathering its gas and the gas production of other producers.

Exploration stage
The Company is in the exploration stage and has realized only nominal revenue to date.  The Company is now beginning to develop leasehold which it owns in Washington County, Oklahoma.  Accordingly, the operation of the Company is presented as those of an exploration stage enterprise, from its inception (August 18, 2006) as prescribed by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Revenue recognition
The Company predominately derives its revenue from the sale of produced crude oil and natural gas.  Revenue is recorded in the month the product is delivered to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to purchasers and the price it will receive.  Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received, however, any difference has been insignificant.

Property and equipment
The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had no capitalized costs related to unevaluated properties at April 30, 2009 and 2008.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs were included in the amortization base as of April 30, 2009 and 2008.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.  Reserve estimates used in determining estimated future net revenues have been prepared by the Company with the assistance of a consultant.  The Company recorded an impairment of $417,840 in 2009 and none in 2008.

Other property and equipment consists principally of the Company’s interest in a pipeline.  Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations.  Renewals and replacements that extend the useful life of property and equipment are treated as capital additions.  Accumulated depreciation of other property and equipment at April 30, 2009 and 2008 is $6,128 and $716, respectively.

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

Depreciation and amortization
All capitalized costs of oil and natural gas properties and equipment, including the estimated future costs to develop proved reserves, are amortized using the unit-of-production method based on total proved reserves.  Depreciation of other equipment is computed on the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years.

Natural gas sales and gas imbalances
The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At April 30, 2009 and 2008, there were no natural gas imbalances.

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

In 2009 and 2008, the Company had cash deposits in certain banks that at times exceeded the maximum insured by the Federal Deposit Insurance Corporation.  The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

General and administrative expense
The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense.  Such fees totaled approximately $12,300 and $9,600 in 2009 and 2008, respectively.

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

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At April 30, 2009 and 2008, there were no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Stock option plans

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," ("SFAS 123(R)") which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements.  That cost will be measured based on the estimated fair value of the equity or liability instruments issued.  SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB 25, "Accounting for Stock Issued to Employees."

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.  However, the Black-Scholes option valuation model provides the best estimate for this purpose.

Contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Asset retirement obligations
SFAS No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At April 30, 2009 and 2008, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective February 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective May 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; nor do we believe that FSP EITF 03-6-1 would have a material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133."  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS No. 161 effective February 1, 2009, and it had no impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), "Share-Based Payment."  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company adopted SAB 110 for fiscal year 2009. It had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning February 1, 2009. It did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), "Business Combinations."  This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements."  The Company adopted this statement beginning February 1, 2009. It did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115."  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements."  The Company adopted SFAS No. 159 beginning May 1, 2008 and it had no impact on its consolidated financial statements.

NOTE 2:	ACCOUNTS AND NOTE RECEIVABLE

Accounts receivable at April 30, 2009 and 2008 include the following:

	2009	2008

Natural gas sales, net	$-	$2,857
Joint interest operations, net	20,826	51,019
Other, net	-	2,869
	$20,826	$56,745

Effective July 3, 2008, the Company acquired an interest in certain oil and gas properties for which approximately $31,402 at April 30, 2008, in joint interest operations receivables was the consideration.

The Company had a note receivable with a balance of $76,000 at April 30, 2008, which was accruing interest at its default rate of 12%.  During 2009, the Company recorded $76,000 in bad debt expense and fully reserved the note receivable.

NOTE 3:	RELATED PARTY TRANSACTIONS

The Company has non-interest bearing obligations to its shareholders at April 30, 2009 and 2008, as follows:

	2009	2008

Assets acquired from shareholders	$371,000	$371,000
Cash received	130,000	130,000
Cash repayment	(110,000)	-
Converted to note payable	(389,000)	-
	$2,000	$501,000

The Company acquired the following assets from its shareholders and assumed the liability to its shareholders in August 2006:

Note receivable	$76,000
Oil and gas properties	303,670
Interest in pipeline	100,000
Assets acquired	479,670
Advance from joint interest participant assumed	(8,670)
Common stock issued	(100,000)
Liability to shareholders	$371,000

The Company sells its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company receives a price equal to 70% of the posted price.  The related party retains the other 30% of the posted price for gathering fees and marketing fees.  At April 30, 2009, the gathering system was shut-in due to low gas prices.

At April 30, 2009, the Company had advanced $19,993 to one shareholder consultant and owe the President of NAE $2,000 in accrued compensation.

In April 2009, the Company issued 160,000 shares of its common stock valued at $145,600 to its Chief Executive Officer for compensation for the period from August 1, 2008 through July 31, 2010.  Of this amount, $84,933 is included in prepaid expenses and $60,667 is included in non-cash compensation expense.

NOTE 4:	CONVERTIBLE NOTES PAYABLE

At June 30, 2008, the Company had a convertible line-of-credit with a balance of $35,250 with interest at 8% which was due in August 2008.  In July 2008, the Company exchanged 1,242,762 shares of its common stock for the convertible note payable with a principal balance of $35,250 and the related accrued interest of $280.

NOTE 5:	LONG-TERM DEBT

Long-term debt consists of the following at April 30, 2009 (none at April 30, 2008).

2009

Convertible note payable due April 27, 2011 to a company with interest at 12% per annum; convertible into the Company's common stock at the rate of $1.00 per share	$13,500

Convertible note payable due May 1, 2010 to a shareholder with interest at 12% per annum; convertible into the Company's common stock at the rate of $1.50 per share	389,000
Long-term debt	$402,500

The $389,000 convertible note payable to a shareholder consists of all non-interest bearing advances to this shareholder at April 30, 2009.

NOTE 6:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of $0.001 par value preferred stock authorized and no shares issued or outstanding at April 30, 2009.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At April 30, 2009 and 2008 the Company had 14,035,539 and 12,427,619 shares issued and outstanding, respectively.

REVERSE SPLIT

At a special meeting of shareholders held on April 23, 2009, 63% of our shareholders, either in person or by proxy, voted to approve a 1:50 reverse split of the Company's common stock.  This amendment to the Company's Articles of Incorporation was filed with the Nevada Secretary of State and became effective on April 27, 2009.  Accordingly, all references to shares of our common stock included herein have been retroactively restated to give effect to the reverse split.

CONTINGENT SHARES

On July 28, 2008, the Company acquired 100% of the outstanding stock of NAE for 420,000 shares of our common stock pursuant to a Stock Purchase Agreement ("SPA").  Completion of the SPA resulted in the shareholders of NAE having control of NAEY.

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing.  At July 28, 2008, the closing date, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement ("MA") which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company.  At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the agreed amount.  The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance.  Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers.

COMMON STOCK OPTIONS

The North American Energy Resources, Inc. 2008 Stock Option Plan ("Plan") was filed on September 11, 2008 and reserves 2,500,000 shares for awards under the Plan.  The Company's Board of Directors is designated to administer the Plan and may form a Compensation Committee for this purpose.  The Plan terminates on July 23, 2013.

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.

A summary of stock option activity during the year ended April 30, 2009 (none in 2008) follows.

		Weighted
		average	Initial
		exercise	intrinsic
	Shares	price	value

Outstanding, beginning of year	0	0	0

Granted	1,586,167	$0.32	$205,096
Exercised	(1,257,667)	$0.14	(17,091)
Forfeited/cancelled	(328,500)	$0.97	(188,005)
Outstanding, end of year	-		$-
Plan shares available for grant	1,242,333

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended April 30, 2009.

2009

Expected term	3 years
Expected average volatility	126.39%
Expected dividend yield	0%
Risk-free interest rate	3.50%
Expected annual forfeiture rate	0%

NOTE 7:        INCOME TAXES

The Company has not provided a deferred tax benefit or expense for the years ended April 30, 2009 and 2008, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2009	2008

"Normally expected" income tax benefit	$(373,200)	$(8,400)
State income taxes net of federal income tax benefit	(43,900)	(1,000)
Other	-	(100)
Valuation allowance	417,100	9,500
Total	$-	$-

The Company’s income tax provision was computed based on the federal statutory rate and the average state rate, net of the related federal benefit.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008

Net operating loss carryforward	$271,200	$12,900
Depreciable/depletable property, plant and equipment	157,500	(1,300)
Valuation allowance	(428,700)	(11,600)
Total	$-	$-

At April 30, 2009, the Company has a net operating loss carryforward in the amount of approximately $713,000, which expires between 2027 and 2029.

NOTE 8:         COMMITMENTS AND CONTINGENCIES

The Chief Executive Officer currently provides the corporate office for the Company at no charge.

NOTE 9:         GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced operations in September 2006.

At April 30, 2009 and 2008 the Company had working capital of $73,006 and negative working capital of $509,192, respectively, which includes $2,000 and $501,000 in non-interest bearing loans from shareholders.  At April 30, 2009, $389,000 in non-interest bearing loans from shareholders were converted into an interest bearing convertible note payable due May 1, 2010.  The Company expects to raise some capital with private placements of common stock and borrow funds as necessary to implement its business plan.

In addition, the Company expects to sell the majority of its interest in its existing developmental drilling prospects on a 1/3 for 1/4 basis and be carried to the tanks, thus having limited additional up-front capital costs on existing properties.  This method of operations allows the company to participate in a larger number of prospects with a relatively low capital outlay.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 10:      SUBSEQUENT EVENTS

On May 1, 2009, the Company exchanged a 12% convertible note payable due May 1, 2010 for non-interest bearing advances from a shareholder in the amount of $389,000.

NOTE 11:      SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company has interest in oil and natural gas properties that are all located in Washington County, Oklahoma at April 30, 2009.

The Company prepared its own year-end estimates of future net recoverable oil and natural gas reserves.  Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable at prices and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells.  Proved undeveloped reserves would include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at April 30, 2009 and 2008 are summarized as follows:

	2009	2008

Proved oil and natural gas properties under full cost	$47,394	$424,852
Accumulated depreciation and amortization	(9,015)	(8,628)
	$38,379	$416,224

Costs incurred in oil and natural gas producing activities for the year ended April 30, 2009 and 2008 are summarized as follows:
	2009	2008

Acquisition of proved properties	$37,316	$-
Development costs (1)	3,066	37,084
	$40,382	$37,084

Amortization rate per equivalent BOE	$5.27	$1.56

(1)	Development costs in 2008 are principally the costs of drilling and completing a salt water disposal well.

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

	Oil (BBLs)	Gas (MCF)

Balance, April 30, 2007	-	1,527,956
Extensions and discoveries	-	77,296
Production	-	(1,357)
Balance, April 30, 2008	-	1,603,895
Extensions and discoveries	7,334	-
Revisions of estimates	-	(1,602,680)
Production	(46)	(1,215)
Balance, April 30, 2009	7,288	-

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves.  For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using oil and natural gas spot prices as of the end of the period presented.  Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future.  Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.

The Company cautions against using this data to determine the fair value of its oil and natural gas properties.  To obtain the best estimate of the fair value of the oil and natural gas properties, forecasts of future economic conditions, varying discount rates, and consideration of other than proved reserves would have to be incorporated into the calculation.  In addition, there are significant uncertainties inherent in estimating quantities of proved reserves and in projection rates of production that impair the usefulness of the data.

At April 30, 2009, the Company calculated a Ceiling Limitation for its reserves and as a result of the low gas prices in effect at April 30, 2009, all of the Company's natural gas reserves were determined to not be commercial.  Accordingly, a Ceiling Limitation adjustment in the amount of $417,840 was recorded at April 30, 2009.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at April 30, 2009 and 2008 are summarized as follows:

	2009	2008

Future cash inflows	$207,103	$9,235,663
Future production costs	(126,000)	(2,489,998)
Future income tax expenses	-	(2,293,526)
Future net cash flows	81,103	4,452,139
10% annual discount for estimated timing of cash flows	(42,724)	(2,529,061)
Standardized measure of discounted future net cash flows	$38,379	$1,923,078

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended April 30, 2009 and 2008:

	2009	2008
Standardized measure of discounted future net cash flows at beginning of period	$1,923,078	$1,279,673
Changes during the period:
Sales of natural gas produced, net of production costs	30,795	17,695
Net changes in prices and production costs	(1,951,810)	516,232
Development costs incurred and revisions	4,966	77,296
Purchase of reserves in place	37,316	-
Revision of previous quantity estimates	(5,966)	32,182
Net change	(1,884,699)	643,405
Standardized measure of discounted future net cash flows at end of period	$38,379	$1,923,078

Prices used in computing these calculations of future production of proved reserves were $37.80 per BBL of oil and $1.90 per thousand cubic feet (MCF) of natural gas at April 30, 2009 and $6.205 per thousand cubic feet (MCF) of natural gas at April 30, 2008.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9AT:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2009, and, based on its evaluation, our principal executive officer has concluded that these controls and procedures are effective.

(b)  Changes in Disclosure Controls and Internal Controls

There were no changes in our disclosure controls and internal control over financial reporting during the quarter ended April 30, 2009 that materially affected, or are reasonably likely to materially affect, our disclosure controls and our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2009, due primarily to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B:	OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act.  If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item 2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction.  The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

At April 30, 2009, the Company calculated a Ceiling Limitation for its reserves and as a result of the low gas prices in effect at April 30, 2009, all of the Company's natural gas reserves were determined to not be commercial.  Accordingly, a Ceiling Limitation adjustment in the amount of $417,840 was recorded at April 30, 2009.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed.  We are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has one Director.  The Board of Directors does not expect to appoint additional Directors at this time.

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Ross E. Silvey	80	President,	June 24, 2008
		Chief Executive Officer,
		Chief Financial Officer
		and Director

ROSS E. SILVEY has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years.  Dr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University.  His formal education is an MBA from the Harvard Business School.  He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies.  Dr. Silvey is also a director of Global Beverage Solutions, Inc. and Double Eagle Holdings, Ltd.

Audit Committee

The Board of Directors of the Company serves as the audit committee.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, all required reports have been filed, although Dr. Silvey's Form 3 and Form 4 were both filed late.

Code of Ethics

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

NOMINATING COMMITTEE

We do not currently have a standing nominating committee, or a committee performing similar functions.  The full Board of Directors currently serves this function.

ITEM 11:	EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

a.	Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended April 30, 2009 (no compensation was paid until 2009).

ANNUAL COMPENSATION

			Stock
Name and Principal Position	Year	Salary	Awards	Total

Ross E. Silvey (CEO since	2009	$-	$60,667	$60,667
June 2008) (1)	2008	N/A	N/A	N/A
	2007	N/A	N/A	N/A

Vladimir Fedyunin (CEO from	2009	$-	$-	$-
April 2008 until June 2008)	2008	-	-	-
	2007	N/A	N/A	N/A

Maria Camila Maz (CEO from	2009	N/A	N/A	N/A
November 2007 until April 2008)	2008	-	-	-
	2007	-	-	-

Narrative disclosure to summary compensation table

Required columns for bonus, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Compensation levels and amounts are determined by the Board of Directors based on amounts paid to executives in similar sized companies with similar responsibilities.  Mr. Silvey was granted 160,000 shares of our restricted common stock valued at $145,600 in exchange for his services for the period July 1, 2008 through June 30, 2010.  The value of the amount earned $60,667 is included in the 2009 period above and the remaining $84,933 is included in prepaid expenses in the consolidated balance sheet.

EMPLOYMENT AGREEMENTS

The Company does not have any current employment agreements with its officer and director. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

b.	Grants of plan-based awards table

There were no grants of plan-based awards during the year for the named individual.

c.	Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at fiscal year-end for the named individual.

d.	Option exercises and stock vested table

There were no option exercises during the year and no stock vested at fiscal year-end for the named individual.

e.	Pension benefits

There are no pension plans.

f.	Nonqualified defined contribution and other nonqualified deferred compensation plans

There are no nonqualified defined contribution or other nonqualified deferred compensation plans.

g.	Potential payments upon termination or changes-in-control

There are no potential payments upon termination or changes-in-control for the named individual.

h.	Compensation of directors

Dr. Silvey, the sole director, did not receive any compensation for his separate role as a Director.

i.	Compensation committee interlocks and insider participation

The Board of Directors currently serves as the compensation committee.

j.	Compensation committee report

Based on the Compensation Discussion and Analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities.  As of June 30, 2009, there were 15,335,539 shares of the Company’s common stock issued and outstanding.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  We believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.
	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class

Common	Avenel Financial Group, Inc.	1,885,440	12.3%
	7633 E 63rd Pl, Ste 210
	Tulsa, OK 74133

Common	Richard Clark	896,148	5.8%
	7633 E 63rd Pl, Ste 210
	Tulsa, OK 74133

(b)	SECURITY OWNERSHIP OF MANAGEMENT

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of April 30, 2009.

	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class

Common	Ross Silvey	160,000	1.0%
	11005 Anderson Mill Road
	Austin, TX 78750

Common	All officers and directors	160,000	1.0%
	as a group (1 persons)

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
Plan category	warrants and rights	and rights	in the first column

Equity compensation plans approved by security holders	-		1,242,333

Equity compensation plans not approve by security holders	-		-

Total	-		1,242,333

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserves 2,500,000 shares for Awards under the Plan.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company has non-interest bearing obligations to its shareholders at April 30, 2009 and 2008, as follows:

	2009	2008

Assets acquired from shareholders	$371,000	$371,000
Cash received	130,000	130,000
Cash repayment	(110,000)	-
Converted to note payable	(389,000)	-
	$2,000	$501,000

The Company acquired the following assets from its shareholders and assumed the liability to its shareholders in August 2006:

Note receivable	$76,000
Oil and gas properties	303,670
Interest in pipeline	100,000
Assets acquired	479,670
Advance from joint interest participant assumed	(8,670)
Common stock issued	(100,000)
Liability to shareholders	$371,000

The Company sells its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company receives a price equal to 70% of the posted price.  The related party retains the other 30% of the posted price for gathering fees and marketing fees.  At April 30, 2009, the gathering system was shut-in due to low gas prices.

At April 30, 2009, the Company had advanced $19,993 to one shareholder consultant and owe the President of NAE $2,000 in accrued compensation.

In April 2009, the Company issued 160,000 shares of its common stock valued at $145,600 to its Chief Executive Officer for compensation for the period from August 1, 2008 through July 31, 2010.  Of this amount, $84,933 is included in prepaid expenses and $60,667 is included in non-cash compensation expense.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of June 30, 2009 for professional services rendered by the Company’s accountant was approximately $15,900 and $3,800 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended April 30, 2009 and 2008.

Audit-Related Fees – None.

Tax Fees – None.

All Other Fees – Other than the services described above, no other fees were billed for services rendered by the principal accountant.

Audit Committee Policies and Procedures – Not applicable.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees – Not applicable.

PART IV

ITEM15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Balance Sheets at April 30, 2009 and 2008
•	Consolidated Statements of Operations – For the years ended April 30, 2009 and 2008 and from inception (August 18, 2006) through April 30, 2009
•	Statements of Stockholders’ Equity - From inception (August 18, 2006) through April 30, 2009
•	Statements of Cash Flows – For the years ended April 30, 2009 and 2008 and from inception (August 18, 2006) through April 30, 2009
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

August 7, 2009	/s/ Ross Silvey
Ross Silvey, President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 7, 2009	/s/ Ross Silvey
Ross Silvey, Director, President, CEO and CFO