Form 10-Q
period 2009-07-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2009-09-22
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2009

File No. 000-52522

North American Energy Resources, Inc.
 (Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

    11005 Anderson Mill Road, Austin, Texas 78750
(Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (512) 944-9115

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,405,539 shares of common stock outstanding as of August 26, 2009.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2009.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION (Unaudited)

Item 1:	Financial Statements	3

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T:	Controls and Procedures	18

PART II - OTHER INFORMATION		19

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
July 31, 2009 (Unaudited) and April 30, 2009

	July 31, 2009	April 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$35,105	$27,966
Accounts receivable, net of allowance of $10,000 at 7/31/09	44,683	20,826
Due from related party	20,293	19,993
Prepaid expenses	616,232	84,933
Total current assets	716,313	153,718
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	47,489	47,394
Unevaluated properties, at cost	110,230	-
Pipeline	144,575	144,575
	302,294	191,969
Accumulated depreciation and amortization	(16,742)	(15,143)
Total properties and equipment	285,552	176,826
Deposits	783	-
Total assets	$1,002,648	$330,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable
Trade	$51,557	$47,756
Oil and gas proceeds due others	-	956
Due to shareholder	2,000	2,000
Advances received from joint interest participants	68,382	30,000
Accrued expenses	12,075	-
Current portion of long-term debt	389,000	-
Total current liabilities	523,014	80,712
Long-term debt, less current portion	13,500	402,500
Total liabilities	536,514	483,212
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares
authorized; 15,405,539 and 14,035,539 shares issued
and outstanding at July 31, 2009 and April 30, 2009,
respectively	15,406	14,036
Additional paid in capital	1,750,578	960,948
Deficit accumulated during the exploration stage	(1,299,850)	(1,127,652)
Total stockholders' equity (deficit)	466,134	(152,668)
Total liabilities and stockholders' equity (deficit)	$1,002,648	$330,544

See accompanying notes to financial statements

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the three months ended July 31, 2009 and 2008
and the period from inception (August 18, 2006) through July 31, 2009
(Unaudited)

			Inception
			(August 18, 2006)
			through
			July 31,
	2009	2008	2009

Oil and natural gas sales	$1,614	$1,266	$26,286
Pipeline fees	-	-	2,450
Total revenues	1,614	1,266	28,736
Costs and expenses
Oil and natural gas production taxes	116	91	1,893
Oil and natural gas production expenses	4,850	9,146	80,573
Depreciation and amortization	1,599	1,123	9,242
Asset impairment	-	-	417,840
Non-cash compensation	128,701	-	516,959
General and administrative expense, net of
operator's overhead fees	26,771	15,804	288,814
	162,037	26,164	1,315,321
Loss from operations	(160,423)	(24,898)	(1,286,585)
Other income (expense):
Other income	-	-	320
Interest income	300	-	300
Interest expense	(12,075)	(425)	(13,885)
Total other income (expense)	(11,775)	(425)	(13,265)
Loss before income taxes	(172,198)	(25,323)	(1,299,850)
Provision for income taxes	-	-	-
Net loss	$(172,198)	$(25,323)	$(1,299,850)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.09)

Weighted average common shares outstanding	15,027,713	13,676,153	13,835,303

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Stockholers Equity (Deficit)
For the period from inception (August 18, 2006) through July 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

BALANCE August 18, 2006	-	$-	$-	$-	$-
Common stock issued for cash	2,071,684	2,072	17,928	-	20,000
Common stock issued for net assets	10,355,935	10,356	89,644	-	100,000
Net loss	-	-		(5,379)	(5,379)
BALANCE April 30, 2007	12,427,619	12,428	107,572	(5,379)	114,621
Net loss	-	-	-	(24,805)	(24,805)
BALANCE April 30, 2008	12,427,619	12,428	107,572	(30,184)	89,816
Acquisition of North American Energy
Resources, Inc.	177,000	177	119,653	-	119,830
Conversion of note payable and accrued
interest for common stock	1,242,762	1,243	34,287	-	35,530
Common stock options granted	-	-	17,091	-	17,091
Shareholder contribution	-	-	50,000	-	50,000
Exercise common stock options	25,158	25	176,408	-	176,433
Common stock issued for consulting
services	3,000	3	310,497	-	310,500
Common stock issued for Chief Executive
Officer compensation	160,000	160	145,440	-	145,600
Net loss	-	-	-	(1,097,468)	(1,097,468)
BALANCE April 30, 2009	14,035,539	14,036	960,948	(1,127,652)	(152,668)
Common stock issued for:
Unevaluated oil and gas properties	700,000	700	125,300	-	126,000
Consulting agreements	600,000	600	629,400	-	630,000
Exercise common stock options	70,000	70	34,930	-	35,000
Net loss	-	-	-	(172,198)	(172,198)
BALANCE July 31, 2009	15,405,539	$15,406	$1,750,578	$(1,299,850)	$466,134

See accompanying notes to financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows
For the three months ended July 31, 2009 and 2008
and the period from inception (August 18, 2006) through July 31, 2009
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2009	2008	2009

Operating activities
Net loss	$(172,198)	$(25,323)	$(1,299,850)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,599	1,123	9,242
Non-cash compensation	128,701	-	516,959
Bad debt expense	10,000	-	86,000
Asset impairment	-	-	417,840
Increase (decrease) in:
Accounts receivable	(18,086)	(9,514)	(76,228)
Prepaid expenses and other assets	1,717		1,717
Accounts payable	5,344	17,649	155,239
Accrued expenses	12,075	(1,094)	12,355
Related party advances, net	(300)	-	(18,293)
Advances from joint interest owners	38,382	(121,769)	59,712
Net cash from (used in) operating activities	7,234	(138,928)	(135,307)
Investing activities
Payments for oil and natural gas properties and
equipment	(95)	(1,166)	(161,418)
Cash received in excess of cash paid in reverse
acquisition of North American Energy Resources, Inc.	-	100,000	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(95)	98,834	(41,588)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	50,000	50,000
Loans from related parties	-	-	93,250
Sale of common stock	-	-	20,000
Net cash provided by financing activities	-	50,000	212,000
Net increase in cash and cash equivalents	7,139	9,906	35,105
Cash and cash equivalents, beginning of period	27,966	185,023	-
Cash and cash equivalents, end of period	$35,105	$194,929	$35,105
			(Continued)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the three months ended July 31, 2009 and 2008
and the period from inception (August 18, 2006) through July 31, 2009
(Unaudited)

			Inception
			(August 18, 2006)
			through
			July 31,
	2009	2008	2009

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$1,094	$-
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable			$76,000
Oil and gas properties			303,670
Interest in pipeline			100,000
Loans to shareholders assumed			(371,000)
Advance from joint interest participant assumed			(8,670)
			$100,000
Acquisition of North American Energy Resources,
Inc. in reverse acquisition:
Assets acquired, other than cash			$-
Liabilities assumed			(30,170)
			(30,170)
Common stock issued			(150,000)
Cash received in excess of cash paid			$119,830

Exchange of joint interest receivable for oil and
natural gas properties	$-	33,332	$37,316
Convertible note payable and accrued interest
exchanged for 1,000 shares of North American
Exploration, Inc. common stock	-	35,530	35,530
Common stock options cancelled	-	-	188,005
Common stock issued for:
Consulting agreements	630,000	-	-
Unevaluated oil and natural gas properties	126,000	-	-

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2009, which is included in the Company’s Form 10-K dated April 30, 2009.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after July 31, 2009, up until the issuance of the financial statements, which occurred on September 21, 2009.

Acquisition

On July 28, 2008, the shareholders of NAE entered into a stock purchase agreement with NAER.  NAER issued 21,000,000 restricted shares of its common stock to the shareholders of NAE in exchange for 100% of the issued and outstanding stock of NAE.  Completion of the stock purchase agreement resulted in the shareholders of NAE having control of NAER.  Accordingly, the transaction is recorded for accounting purposes as the acquisition of NAE by NAER with NAE as the acquirer (reverse acquisition).  The financial statements of the Company prior to July 28, 2008 are those of NAE.  Formerly, NAER used a November 30 year-end.  As a result of the reverse acquisition, the Company now utilizes the April 30 year-end of NAE.

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

At July 31, 2009 and April 30, 2009 the Company had working capital of $193,299 and $73,006, respectively.

The Company had relied on receiving an additional $1,300,000 from the prior shareholders to fund its planned drilling and development program.  As discussed in Note 4, the prior shareholders have decided to default on their agreement.  Accordingly, the Company will plan to meet its capital requirements for the next year with private placements of its common stock.

In addition, the Company expects to sell the majority of its interest in its existing developmental drilling prospects on a 1/3 for 1/4 basis and be carried to the tanks, thus having limited additional up-front capital costs on existing properties.  This method of operation allows the company to participate in a larger number of prospects with a relatively low capital outlay.

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

Recent accounting pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

On April 9, 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position SFAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them effective July 31, 2009.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company adopted FSP FAS 157-4 effective July 31, 2009 and it had no impact on its consolidated financial condition or results of operation.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2 "Recognition and Presentation of Other Than-Temporary Impairments" ("FSP 115-2").  FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions effective July 31, 2009.  FSP 115-2 did not have a significant impact on the Company's financial position, results of operations, cash flows, or disclosures for the second quarter of 2009.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 effective July 31, 2009, in accordance with the effective date.  See organization above.

In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162."  This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it is not otherwise expected to have any impact on the Company’s consolidated balance sheet, statement of operations, cash flows, or disclosures.

In June 2009, the Securities and Exchange Commission released of Staff Accounting Bulletin (SAB) No. 112.  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations," and Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements." The Company has not yet determined the impact that adoption of SAB 112 will have on its consolidated balance sheet, statement of operations, cash flows, or disclosures, if any.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s consolidated results of operations, financial condition, cash flows or disclosures.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective February 1, 2009.  The adoption of the FSP had no impact on the Company’s consolidated results of operations, financial condition,  cash flows or disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009, which for the Company will be its fiscal year ending April 30, 2010.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its consolidated financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s consolidated financial statements.  The changes would be effective in 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We adopted FSP EITF 03-6-1 on May 1, 2009 and it had no effect on our consolidated financial position and results of operations.

 In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.” ("SFAS 163").  SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS 163 had no effect on the Company’s consolidated financial position, statements of operations, cash flows or disclosures when adopted on February 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” ("SFAS 162").  SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations,  cash flows or disclosures at this time.

In March 2008, the FASB, issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." ("SFAS 161").   This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 on February 1, 2009, and it had no  impact on its consolidated financial position, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this Statement February 1, 2009, and it did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), "Business Combinations." ("SFAS 141(R)").  This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in SFAS 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company adopted this statement May 1, 2009, and it did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

NOTE 2:	RELATED PARTY TRANSACTIONS

The Company sells its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company receives a price equal to 70% of the posted price.  The related party retains the other 30% of the posted price for gathering fees and marketing fees.  The gathering system is currently inactive due to low gas prices.

At July 31, 2009 and April 30, 2009, the Company owed the President of NAE $2,000 in compensation.

At July 31, 2009 and April 30, 2009, the Company had a note receivable from a shareholder in the amount of $19,993 which bears interest at 6% per annum.  Accrued interest in the amount of $300 is included in the balance at July 31, 2009.

Long-term debt includes two convertible notes payable to shareholders in the total amount of $402,500 at July 31, 2009 and April 30, 2009.  One note in the amount of $389,000 is due May 1, 2010, including interest at 12%, is convertible into the Company's common stock at a price of $1.50 per share.  The second note in the amount of $13,500 is due April 27, 2011, including interest at 12% and is convertible into the Company's common stock at a price of $1.00 per share.

NOTE 3:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At July 31, 2009 and April 30, 2009, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At July 31, 2009 and April 30, 2009 the Company has 15,405,539 and 14,035,539 shares issued and outstanding, respectively.

During the three months ended July 31, 2009, options to acquire 70,000 shares of common stock were granted to three consultants at $0.50 per share.  All of the shares were exercised during the quarter and paid with $30,000 in consulting contracts and a reduction in accounts payable of $5,000.

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

NOTE 4:	COMMITMENTS AND CONTINGENCIES

The CEO provides the Company's corporate office at no charge.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 2009 AND 2008

During the three-month periods ended January 31, 2009 and 2008, we had oil and natural gas sales of $1,614and $1,266, respectively.  In the 2008 period, the Company’s revenue was solely from natural gas sales.  In the 2009 period, the Company's revenue was from its interest in two oil wells.  All natural gas production was shut-in during February 2009 due to the low gas price.

Non-cash compensation includes the calculated value of options granted for consulting contracts during the quarter and the stock issued for consulting services provided during the quarter.

During the three-month periods ended July 31, 2009 and 2008, general and administrative expenses, amounted to $49,271 and $15,804, respectively.  Field supervision costs in 2009 account for the majority of the increase.

Interest expense amounted to $12,075 and $425 during the three months ended July 31, 2009 and 2008, respectively.  The increase is primarily from the $389,000 note due to a shareholder which was dated May 1, 2009.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At July 31, 2009, we had $35,105 in cash and working capital of $193,299.  Comparatively, we had cash of $27,966 and working capital of $73,006 at April 30, 2009.

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

We estimate that our total planned cash expenditures over the next twelve months will be approximately $120,000 for corporate overhead.  We expect to utilize excess funds, when available, to acquire additional acreage for future drilling operations and plan to issue our common stock for certain services when possible.

CASH USED IN OPERATING ACTIVITIES

Cash from operating activities was $7,234 for the three-month period ended July 31, 2009 and cash used in operations was $138,928 for the comparable 2008 period.  The majority of the increase is attributed to using the funds received from joint interest participants to pay drilling and development costs incurred during the 2008 period.  There was only very limited activity in the 2009 period.  The majority of the funds required for drilling and developing existing acreage will come from prepayments from joint interest participants.  Aside from overhead, we expect to utilize the majority of our excess capital, if any, to acquire additional leases.

CASH FROM FINANCING ACTIVITIES

We received $50,000 in cash from shareholder contributions during the three-month period ended July 31, 2008, after the acquisition of NAE by NAEN.  As noted above, there will be no future shareholder contributions from the former shareholders of NAEN.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of July 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended July 31, 2009, the Company granted options to acquire 70,000 shares of its common stock pursuant to an S-8 registration statement which were exchanged for two consulting agreements valued at $30,000 and accounts payable of $5,000.  In addition, 600,000 shares, valued at $630,000, were issued for consulting agreements and 700,000 shares, valued at $126,000, were issued to acquire unevaluated oil and natural gas properties.

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
Date: September 21, 2009

	By:	/s/	Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer