Form 10-Q
period 2009-10-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2009-12-21
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,055,539 shares of common stock outstanding as of November 19, 2009.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
October 31, 2009 (Unaudited) and April 30, 2009
	October 31,	April 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,081	$27,966
Accounts receivable, net of allowance of $10,000 at 10/31/09	9,981	20,826
Due from related party	20,593	19,993
Prepaid expenses	692,906	84,933
Total current assets	729,561	153,718
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	147,134	47,394
Unevaluated properties, at cost	125,780	-
Pipeline	144,575	144,575
	417,489	191,969
Accumulated depreciation and amortization	(18,383)	(15,143)
Total properties and equipment	399,106	176,826
Deposits	837	-
Total assets	$1,129,504	$330,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable
Trade	$105,581	$47,756
Oil and gas proceeds due others	-	956
Advances from related parties	12,300	2,000
Advances received from joint interest participants	47,652	30,000
Accrued expenses - related parties	24,154	-
Current portion of long-term debt - related parties	384,428	-
Total current liabilities	574,115	80,712
Long-term debt, less current portion - related parties	13,500	402,500
Total liabilities	587,615	483,212
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares
authorized; 16,055,539 and 14,035,539 shares issued
and outstanding at July 31, 2009 and April 30, 2009,
respectively	16,056	14,036
Additional paid in capital	2,125,428	960,948
Deficit accumulated during the exploration stage	(1,599,595)	(1,127,652)
Total stockholders' equity (deficit)	541,889	(152,668)
Total liabilities and stockholders' equity (deficit)	$1,129,504	$330,544

See accompanying notes to financial statements

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the three months ended October 31, 2009 and 2008
and the period from inception (August 18, 2006) through October 31, 2009
(Unaudited)

	2009	2008

Oil and natural gas sales	$1,974	$1,705
Pipeline fees	-	-

Total revenues	1,974	1,705
Costs and expenses
Oil and natural gas production taxes	142	123
Oil and natural gas production expenses	4,115	11,716
Depreciation and amortization	1,641	1,536
Asset impairment	108,000	-
Non-cash compensation	106,326	17,091
General and administrative expense, net of operator's overhead fees	59,716	48,107

	279,940	78,573
Loss from operations	(277,966)	(76,868)
Other income (expense):
Interest income	300	-
Interest expense	(12,079)	-
Total other income (expense)	(11,779)	-
Loss before income taxes	(289,745)	(76,868)
Provision for income taxes	-	-
Net loss	$(289,745)	$(76,868)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding	15,659,887	13,847,897

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the six months ended October 31, 2009 and 2008
and the period from inception (August 18, 2006) through October 31, 2009
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
	2009	2008	2009

Oil and natural gas sales	$3,588	$2,972	$28,260
Pipeline fees	-	-	2,450

Total revenues	3,588	2,972	30,710
Costs and expenses
Oil and natural gas production taxes	258	214	2,035
Oil and natural gas production expenses	8,966	20,862	84,689
Depreciation and amortization	3,240	2,659	10,883
Asset impairment	108,000	-	525,840
Non-cash compensation	235,027	17,091	623,285
General and administrative expense, net of
operator's overhead fees	96,486	63,912	358,529

	451,977	104,738	1,605,261
Loss from operations	(448,389)	(101,766)	(1,574,551)
Other income (expense):
Other income	-	-	320
Interest income	600	-	600
Interest expense	(24,154)	(425)	(25,964)
Total other income (expense)	(23,554)	(425)	(25,044)
Loss before income taxes	(471,943)	(102,191)	(1,599,595)
Provision for income taxes	-	-	-
Net loss	$(471,943)	$(102,191)	$(1,599,595)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.11)

Weighted average common shares outstanding	15,343,800	13,762,025	13,978,776

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholers Equity (Deficit)
For the period from inception (August 18, 2006) through October 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

BALANCE August 18, 2006	-	$-	$-	$-	$-
Common stock issued for cash	2,071,684	2,072	17,928	-	20,000
Common stock issued for net assets	10,355,935	10,356	89,644	-	100,000
Net loss	-	-		(5,379)	(5,379)
BALANCE April 30, 2007	12,427,619	12,428	107,572	(5,379)	114,621
Net loss	-	-	-	(24,805)	(24,805)

BALANCE April 30, 2008	12,427,619	12,428	107,572	(30,184)	89,816
Acquisition of North American Energy Resources, Inc.	177,000	177	119,653	-	119,830
Conversion of note payable and accrued interest for common stock	1,242,762	1,243	34,287	-	35,530
Common stock options granted	-	-	17,091	-	17,091
Shareholder contribution	-	-	50,000	-	50,000
Exercise common stock options	25,158	25	176,408	-	176,433
Common stock issued for consulting services	3,000	3	310,497	-	310,500
Common stock issued for Chief Executive Officer compensation	160,000	160	145,440	-	145,600
Net loss	-	-	-	(1,097,468)	(1,097,468)

BALANCE April 30, 2009	14,035,539	14,036	960,948	(1,127,652)	(152,668)
Common stock issued for:
Unevaluated oil and gas properties	700,000	700	125,300	-	126,000
Proven oil and gas properties	350,000	350	192,150	-	192,500
Consulting agreements	900,000	900	812,100	-	813,000
Exercise common stock options	70,000	70	34,930	-	35,000
Net loss	-	-	-	(471,943)	(471,943)

BALANCE October 31, 2009	16,055,539	$16,056	$2,125,428	$(1,599,595)	$541,889

See accompanying notes to financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows
For the six months ended October 31, 2009 and 2008
and the period from inception (August 18, 2006) through October 31, 2009
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
	2009	2008	2009

Operating activities
Net loss	$(471,943)	$(102,191)	$(1,599,595)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,240	2,659	10,883
Non-cash compensation	235,027	17,091	623,285
Bad debt expense	10,000	-	86,000
Asset impairment	108,000	-	525,840
Increase (decrease) in:
Accounts receivable	(17,584)	(32,795)	(75,726)
Prepaid expenses and other assets	(837)	-	(837)
Accounts payable	60,801	15,263	210,696
Accrued expenses	24,154	(1,094)	24,434
Related party advances, net	9,700	(8,519)	(8,293)
Advances from joint interest owners	17,652	(125,228)	38,982
Net cash from (used in) operating activities	(21,790)	(234,814)	(164,331)
Investing activities
Payments for oil and natural gas properties and equipment	(95)	(38,242)	(161,418)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	119,830	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(95)	81,588	(41,588)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	-	50,000
Loans from related parties	-	-	93,250
Sale of common stock	-	-	20,000
Net cash provided by financing activities	-	-	212,000
Net increase in cash and cash equivalents	(21,885)	(153,226)	6,081
Cash and cash equivalents, beginning of period	27,966	185,023	-
Cash and cash equivalents, end of period	$6,081	$31,797	$6,081
(Continued)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the six months ended October 31, 2009 and 2008
and the period from inception (August 18, 2006) through October 31, 2009
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
	2009	2008	2009

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable			$76,000
Oil and gas properties			303,670
Interest in pipeline			100,000
Loans to shareholders assumed			(371,000)
Advance from joint interest participant assumed			(8,670)
			$100,000
Acquisition of North American Energy Resources,
Inc. in reverse acquisition:
Assets acquired, other than cash		$-	$-
Liabilities assumed		(30,170)	(30,170)
		(30,170)	(30,170)
Common stock issued		(150,000)	(150,000)
Cash received in excess of cash paid		$119,830	$119,830

Exchange of joint interest receivable for oil and
natural gas properties	$-	37,316	$37,316
Convertible note payable and accrued interest
exchanged for 1,000 shares of North American
Exploration, Inc. common stock	-	35,530	35,530
Common stock options cancelled	-	-	188,005
Common stock issued for:
Consulting agreements	813,000	-	813,000
Unevaluated oil and natural gas properties	126,000	-	126,000
Proven oil and natural gas properties	192,500	-	192,500

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after October 31, 2009, up until the issuance of the financial statements, which occurred on December 21, 2009.

Acquisition

On July 28, 2008, the shareholders of NAE entered into a stock purchase agreement with NAER.  NAER issued 420,000 restricted shares of its common stock to the shareholders of NAE in exchange for 100% of the issued and outstanding stock of NAE.  Completion of the stock purchase agreement resulted in the shareholders of NAE having control of NAER.  Accordingly, the transaction was recorded for accounting purposes as the acquisition of NAE by NAER with NAE as the acquirer (reverse acquisition).  The financial statements of the Company prior to July 28, 2008 are those of NAE.  Formerly, NAER used a November 30 year-end.  As a result of the reverse acquisition, the Company now utilizes the April 30 year-end of NAE.

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

Exploration stage
The Company is in the exploration stage and has realized only nominal revenue to date.  The Company is now beginning to develop leasehold which it owns in Washington County, Oklahoma.  Accordingly, the operation of the Company is presented as those of a development stage enterprise, from its inception (August 18, 2006).

Going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced operations in September 2006.

At October 31, 2009 and April 30, 2009 the Company had working capital of $155,446 and $73,006, respectively.  The Company has an accumulated deficit of $1,599,595 which includes a loss of $471,943 during the six months ended October 31, 2009.

The Company had relied on receiving an additional $1,300,000 from the prior shareholders to fund its planned drilling and development program.  As discussed in Note 3, the prior shareholders decided to default on their agreement.  Accordingly, the Company will plan to meet its capital requirements for the next year with private placements of its common stock or advances from related parties.

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

Recent accounting pronouncements

There are several new accounting pronouncements issued by the FASB which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the manner in which companies refer to U.S. GAAP in financial statements and note disclosures. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The Company adopted this body of accounting for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are not applicable to us.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for us on January 1, 2009 and did not have a significant impact on our consolidated financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for us on January 1, 2009 and did not impact our consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on our consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on our consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

NOTE 2:	RELATED PARTY TRANSACTIONS

The Company sells its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company receives a price equal to 70% of the posted price, which is the same rate charged to third parties.  The related party retains the other 30% of the posted price for gathering fees and marketing fees.  The gathering system is currently inactive due to low gas prices.

At October 31, 2009 and April 30, 2009, the Company owed the President of NAE $2,000 in compensation.  In addition, during the six months ended October 31, 2009, the Company received non-interest bearing advances from related parties of $10,300.

At October 31, 2009 and April 30, 2009, the Company had a note receivable from a shareholder in the amount of $19,993 which bears interest at 6% per annum.  Accrued interest in the amount of $600 is included in the balance at October 31, 2009.

Long-term debt includes two convertible notes payable to shareholders in the total amount of $397,928 and $402,500 at October 31, 2009 and April 30, 2009, respectively.  One note with a balance of $384,428 and $389,000 at October 31, 2009 and April 30, 2009, respectively, is due May 1, 2010, including interest at 12% and is convertible into the Company's common stock at a price of $1.50 per share.  The second note in the amount of $13,500 is due April 27, 2011, including interest at 12% and is convertible into the Company's common stock at a price of $1.00 per share.

NOTE 3:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At October 31, 2009 and April 30, 2009, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At October 31, 2009 and April 30, 2009 the Company has 16,055,539 and 14,035,539 shares issued and outstanding, respectively.

During the six months ended October 31, 2009, options to acquire 70,000 shares of common stock were granted to three consultants at $0.50 per share.  All of the shares were exercised during the quarter and paid with $30,000 in consulting contracts and a reduction in accounts payable of $5,000.  In addition, 700,000 common shares were issued to acquire undeveloped oil and gas properties valued at $126,000; 350,000 common shares were issued to acquire proved oil and gas properties valued at $192,500 and 900,000 common shares were issued for consulting agreements valued at $813,000.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.  No options are outstanding at October 31, 2009.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

The CEO provides the Company's corporate office at no charge.

NOTE 5:	PROPERTIES AND EQUIPMENT

The Company prepared an evaluation of its proven oil and natural gas properties at October 31, 2009 and determined that an asset impairment charge of $108,000 was required.

NOTE 6:	PREPAID EXPENSES

The Company has issued common stock in exchange for consulting agreements which are for periods up to three years. At October 31, 2009, there is a prepaid balance of $692,906 which is being amortized over the remaining life of the agreements.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008

During the three-month periods ended October 31, 2009 and 2008, we had oil and natural gas sales of $1,974 and $1,705, respectively.  In the 2008 period, the Company’s revenue was solely from natural gas sales.  In the 2009 period, the Company's revenue was from its interest in two oil wells.  All natural gas production was shut-in during February 2009 due to the low gas price.  The Company acquired an additional interest in the oil property as of the end of the 2009 period and expects oil revenue to increase in the future.

During the three month period ended October 31, 2009, the Company recorded an asset impairment charge of $108,000 as a result of a ceiling test impairment.

Non-cash compensation includes the calculated value of options granted for consulting contracts during the quarter and the stock issued for consulting services provided during the quarter.

During the three-month periods ended October 31, 2009 and 2008, general and administrative expenses, amounted to $59,716 and $48,107, respectively.

Interest expense amounted to $12,079 during the three months ended October 31, 2009.  The increase is primarily from the $389,000 note due to a shareholder which was dated May 1, 2009.  There was no interest expense in the prior year quarter.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

During the six-month periods ended October 31, 2009 and 2008, we had oil and natural gas sales of $3,588 and $2,972, respectively.  In the 2008 period, the Company’s revenue was solely from natural gas sales.  In the 2009 period, the Company's revenue was from its interest in two oil wells.  All natural gas production was shut-in during February 2009 due to the low gas price.  The Company acquired an additional interest in the oil property as of the end of the 2009 period and expects oil revenue to increase in the future.

During the six month period ended October 31, 2009, the Company recorded an asset impairment charge of $108,000 as a result of a ceiling test impairment.

Non-cash compensation includes the calculated value of options granted for consulting contracts during the quarter and the stock issued for consulting services provided during the quarter.

During the six-month periods ended October 31, 2009 and 2008, general and administrative expenses, amounted to $96,4786 and $63,912, respectively.  The 2009 period included an increase in field supervision costs.

Interest expense amounted to $24,154 and $425 during the six months ended October 31, 2009 and 2008, respectively.  The increase is primarily from the $389,000 note due to a shareholder which was dated May 1, 2009.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At October 31, 2009, we had $6,081 in cash and working capital of $155,446.  Comparatively, we had cash of $27,966 and working capital of $73,006 at April 30, 2009.

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

The Company had relied on receiving an additional $1,300,000 from the prior shareholders to fund its planned drilling and development program.  As discussed in Note 3, the prior shareholders decided to default on their agreement.  Accordingly, the Company will plan to meet its capital requirements for the next year with private placements of its common stock or advances from related parties.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $21,790 for the six-month period ended October 31, 2009 and cash used in operations was $234,814 for the comparable 2008 period.  The majority of the increase is attributed to using the funds received from joint interest participants to pay drilling and development costs incurred during the 2008 period.  There was only very limited activity in the 2009 period.  The majority of the funds required for drilling and developing existing acreage will come from prepayments from joint interest participants.  Aside from overhead, we expect to utilize the majority of our excess capital, if any, to acquire additional leases.

CASH FROM FINANCING ACTIVITIES

We received $119,830 in cash from the acquisition of NAE by NAEN during the six months ended October 31, 2008.  As noted above, there will be no future shareholder contributions from the former shareholders of NAEN.  In addition, we incurred $95 and $38,242 in expenditures for oil and gas properties and equipment in 2009 and 2008, respectively.  The 2008 amount was primarily for costs for a salt water disposal well.

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

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of October 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended October 31, 2009, 300,000 shares, valued at $183,000, were issued for consulting agreements and 350,000 shares, valued at $192,500, were issued to acquire proven oil and natural gas properties.

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

Date: December 21, 2009

	By: /s/	Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer