Form 10-Q/A
period 2009-10-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2010-03-03
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended October 31, 2009 on December 21, 2009 (the "Original Report").  We are filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to make the following changes:

•	Reclassify the non-current portion of prepaid expenses in the amount of $147,000 from prepaid expenses (current) to prepaid expenses (non-current) and add Note 7 to describe the change,
•	Revise and expand disclosure of prepaid expenses in Note 6,
•	Provide currently dated Exhibit Nos. 31-1 and 32-1.

This Amendment is being filed in response to a comment we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "SEC") in connection with the staff's review of the Original Report.  We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph.  Also, this Amendment does not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
October 31, 2009 (Unaudited) and April 30, 2009

	October 31,	April 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,081	$27,966
Accounts receivable, net of allowance of $10,000 at 10/31/09	9,981	20,826
Due from related party	20,593	19,993
Prepaid expenses	545,906	84,933
Total current assets	582,561	153,718
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	147,134	47,394
Unevaluated properties, at cost	125,780	-
Pipeline	144,575	144,575
	417,489	191,969
Accumulated depreciation and amortization	(18,383)	(15,143)
Total properties and equipment	399,106	176,826
Prepaid expenses	147,000
Deposits	837	-
Total assets	$1,129,504	$330,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable
Trade	$105,581	$47,756
Oil and gas proceeds due others	-	956
Advances from related parties	12,300	2,000
Advances received from joint interest participants	47,652	30,000
Accrued expenses - related parties	24,154	-
Current portion of long-term debt - related parties	384,428	-
Total current liabilities	574,115	80,712
Long-term debt, less current portion - related parties	13,500	402,500
Total liabilities	587,615	483,212
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 16,055,539 and 14,035,539 shares issued and outstanding at October 31, 2009 and April 30, 2009, respectively	16,056	14,036
Additional paid in capital	2,125,428	960,948
Deficit accumulated during the exploration stage	(1,599,595)	(1,127,652)
Total stockholders' equity (deficit)	541,889	(152,668)
Total liabilities and stockholders' equity (deficit)	$1,129,504	$330,544

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

NOTE 6:          PREPAID EXPENSES

The Company has issued common stock in exchange for consulting agreements which are for periods up to three years.  At October 31, 2009, there is a prepaid balance of $692,906 which is being amortized over the remaining life of the agreements.  Of this amount, $545,906 is classified as a current asset and $147,000 is classified as a non-current asset at October 31, 2009.

NOTE 7:          RESTATEMENT

As more fully explained below, effective as of March 2, 2010, the Board of Directors of the Company concluded that the financial statements for the six months ended October 31, 2009, as presented in our Quarterly Report on Form 10-Q filed with the SEC on December 21, 2009 should no longer be relied upon due to an error in reporting the current and non-current portion of prepaid expenses.

We made the following adjustment to the October 31, 2009 Form 10-Q to properly classify prepaid expenses.

	October 31, 2009
	As Previously
	Reported	Adjustments	As Restated
Consolidated balance sheet:
Current assets:
Prepaid expenses	692,906	(147,000)	545,906

Non-current assets:
Prepaid expenses	-	147,000	147,000

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Date: March 3, 2010

	By: /s/	Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer