Form 10-Q
period 2010-01-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2010-03-09
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,055,539 shares of common stock outstanding as of February 22, 2010.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets
January 31, 2010 (Unaudited) and April 30, 2009

	January 31,	April 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$493	$27,966
Accounts receivable, net of allowance of $10,000 at 1/31/10	8,976	20,826
Due from related party	20,893	19,993
Prepaid expenses	445,705	84,933
Total current assets	476,067	153,718
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	147,134	47,394
Unevaluated properties, at cost	126,607	-
Pipeline	144,575	144,575
	418,316	191,969
Accumulated depreciation and amortization	(20,003)	(15,143)
Total properties and equipment	398,313	176,826
Prepaid expenses	87,500	-
Deposits	864	-
Total assets	$962,744	$330,544

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable
Trade	$103,206	$47,756
Oil and gas proceeds due others	1,050	956
Advances from related parties	18,100	2,000
Advances received from joint interest participants	40,133	30,000
Accrued interest - related parties	36,190	-
Current portion of long-term debt - related parties	384,428	-
Total current liabilities	583,107	80,712
Long-term debt, less current portion - related parties	13,500	402,500
Total liabilities	596,607	483,212
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 16,055,539 and 14,035,539 shares issued and outstanding at January 31, 2010 and April 30, 2009,respectively	16,056	14,036
Additional paid in capital	2,125,428	960,948
Deficit accumulated during the exploration stage	(1,775,347)	(1,127,652)
Total stockholders' equity (deficit)	366,137	(152,668)
Total liabilities and stockholders' equity (deficit)	$962,744	$330,544

See accompanying notes to financial statements

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the three months ended January 31, 2010 and 2009

(Unaudited)

	2010	2009

Oil and natural gas sales	$2,263	$1,740
Total revenues	2,263	1,740
Costs and expenses
Oil and natural gas production taxes	163	125
Oil and natural gas production expenses	2,138	11,176
Depreciation and amortization	1,620	1,541
Non-cash compensation	152,076	310,500
Bad debt expense	-	76,000
General and administrative expense, net of operator's overhead fees	2,656	62,033
	158,653	461,375
Loss from operations	(156,390)	(459,635)
Other income (expense):
Interest income	300	-
Interest expense	(12,036)	-
Total other income (expense)	(11,736)	-
Net loss	$(168,126)	$(459,635)

Net loss per common share, basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding	16,055,539	13,853,503

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the nine months ended January 31, 2010 and 2009
and the period from inception (August 18, 2006) through January 31, 2010
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2010	2009	2010

Oil and natural gas sales	$5,851	$4,712	$30,523
Pipeline fees	-	-	2,450
Total revenues	5,851	4,712	32,973
Costs and expenses
Oil and natural gas production taxes	421	339	2,198
Oil and natural gas production expenses	11,105	32,038	86,828
Depreciation and amortization	4,860	4,200	12,503
Asset impairment	108,000	-	525,840
Non-cash compensation	394,728	327,591	782,986
Bad debt expense	10,000	76,000	86,000
General and administrative expense, net of operator's overhead fees	89,142	125,945	275,185
	618,256	566,113	1,771,540
Loss from operations	(612,405)	(561,401)	(1,738,567)
Other income (expense):
Other income	-	-	320
Interest income	900	-	900
Interest expense	(36,190)	(425)	(38,000)
Total other income (expense)	(35,290)	(425)	(36,780)
Net loss	$(647,695)	$(561,826)	$(1,775,347)

Net loss per common share, basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding	15,530,956	12,792,518

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows
For the nine months ended January 31, 2010 and 2009
and the period from inception (August 18, 2006) through January 31, 2010
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2010	2009	2010

Operating activities
Net loss	$(647,695)	$(561,826)	$(1,775,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,860	4,200	12,503
Non-cash compensation	394,728	327,591	782,986
Bad debt expense	10,000	76,000	86,000
Asset impairment	108,000	-	525,840
Increase (decrease) in:
Accounts receivable	(17,406)	4,743	(75,548)
Interest accrued on loan to related party	(900)	-	(900)
Deposits	(864)	-	(864)
Accounts payable	59,476	73,317	209,371
Accrued interest - related parties	36,190	-	36,190
Accrued expenses	-	(1,094)	280
Advances from related parties for working capital	16,100	-	18,100
Advances from joint interest owners	10,133	(189,471)	31,463
Net cash from (used in) operating activities	(27,378)	(266,540)	(149,926)
Investing activities
Payments for oil and natural gas properties and equipment	(95)	(38,275)	(161,418)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	119,830	119,830
Loan to related party	-	(8,519)	(19,993)
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(95)	73,036	(61,581)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	50,000	50,000
Loans from related parties	-	-	130,000
Repay loans from related parties	-	(36,750)	(36,750)
Sale of common stock	-	-	20,000
Net cash provided by financing activities	-	13,250	212,000
Net increase in cash and cash equivalents	(27,473)	(180,254)	493
Cash and cash equivalents, beginning of period	27,966	185,023	-
Cash and cash equivalents, end of period	$493	$4,769	$493
			(Continued)
See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC.
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the nine months ended January 31, 2010 and 2009
and the period from inception (August 18, 2006) through January 31, 2010
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2010	2009	2010

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable		$76,000	$76,000
Oil and gas properties		303,670	303,670
Interest in pipeline		100,000	100,000
Loans to shareholders assumed		(371,000)	(371,000)
Advance from joint interest participant assumed		(8,670)	(8,670)
		$100,000	$100,000
Acquisition of North American Energy Resources, Inc. in reverse acquisition:
Assets acquired, other than cash		$-	$-
Liabilities assumed		(30,170)	(30,170)
		(30,170)	(30,170)
Common stock issued		150,000	150,000
Cash received in excess of cash paid		$119,830	$119,830

Exchange of joint interest receivable for oil and natural gas properties	$15,752	37,316	$53,068
Convertible note payable and accrued interest exchanged for 1,000 shares of North American Exploration, Inc. common stock	-	35,530	35,530
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Consulting agreements	813,000	-	813,000
Unevaluated oil and natural gas properties	126,000	-	126,000
Proven oil and natural gas properties	192,500	-	192,500
Accounts payable	5,000	-	106,183
Chief executive officer compensation	-	-	145,600
Credit balance transferred from accounts receivable to accounts payable	1,068	-	1,068
Accounts receivable applied as payment on note payable to related party	4,572	-	4,572
Option exercises paid by reducing note payable related party	-	-	75,250

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after January 31, 2010, up until the issuance of the financial statements, which occurred on March 15, 2010.

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

Exploration stage
The Company is in the exploration stage and has realized only nominal revenue to date.  The decline in gas prices has placed the Company's original gas development plans  in Washington County, Oklahoma on hold.  The Company has plans to raise funds in order to develop additional oil leases.  Accordingly, the operation of the Company is presented as those of a development stage enterprise, from its inception (August 18, 2006).

Going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced operations in September 2006.

At January 31, 2010 and April 30, 2009 the Company had a working capital deficit of $107,040 and working capital of $73,006, respectively.  The Company has an accumulated deficit of $1,775,347 which includes a loss of $647,695 during the nine months ended January 31, 2010.

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

Fiscal year
2010 refers to periods ending during the fiscal year ending April 30, 2010 and 2009 refers to periods ended during the fiscal year ended April 30, 2009.

Reclassification
Certain reclassifications have been made in the financial statements at January 31, 2009 and for the periods then ended to conform to the January 31, 2010 presentation.  The reclassifications had no effect on net loss.

Recent accounting pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company adopted the provisions of ASU 2010-02 on January 31, 2010, with no effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company adopted the provisions of ASU 2010-01 on January 31, 2010 with no effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.  In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company on May 1, 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances than under existing US GAAP.  This amendment has eliminated the residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company adopted the provisions of ASU 2009-12 on January 31, 2010, with no effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning August 1, 2009. The adoption of SFAS No. 168 did not have an impact on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective May 1, 2010, on a prospective basis.

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

At January 31, 2010 and April 30, 2009, the Company owed the President of NAE $2,000 in compensation.  In addition, during the nine months ended January 31, 2010, the Company received non-interest bearing advances from related parties of $16,100, resulting in a balance due related parties of $18,100.

At January 31, 2010 and April 30, 2009, the Company had a note receivable from a shareholder in the amount of $19,993 which bears interest at 6% per annum.  Accrued interest in the amount of $900 is included in the balance at January 31, 2010.

Long-term debt includes two convertible notes payable to shareholders in the total amount of $397,928 and $402,500 at January 31, 2010 and April 30, 2009, respectively.  One note with a balance of $384,428 and $389,000 at January 31, 2010 and April 30, 2009, respectively, is due May 1, 2010, including interest at 12% and is convertible into the Company's common stock at a price of $1.50 per share.  The second note in the amount of $13,500 is due April 27, 2011, including interest at 12% and is convertible into the Company's common stock at a price of $1.00 per share.

NOTE 3:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At January 31, 2010 and April 30, 2009, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At January 31, 2010 and April 30, 2009 the Company has 16,055,539 and 14,035,539 shares issued and outstanding, respectively.

During the nine months ended January 31, 2010, options to acquire 70,000 shares of common stock were granted to three consultants at $0.50 per share.  All of the shares were exercised during the period and paid with $30,000 in consulting contracts and a reduction in accounts payable of $5,000.  In addition, 700,000 common shares were issued to acquire undeveloped oil and gas properties valued at $126,000; 350,000 common shares were issued to acquire proved oil and gas properties valued at $192,500 and 900,000 common shares were issued for consulting agreements valued at $813,000.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.  No options are outstanding at January 31, 2010.

NOTE 4:	COMMITMENTS AND CONTINGENCIES

The CEO provides the Company's corporate office at no charge.

NOTE 5:	PROPERTIES AND EQUIPMENT

The Company prepared an evaluation of its proven oil and natural gas properties at October 31, 2009 and determined that an asset impairment charge of $108,000 was required.

NOTE 6:	PREPAID EXPENSES

The Company has issued common stock in exchange for consulting agreements which are for periods up to three years.  At January 31, 2010, there is a prepaid balance of $533,205 which is being amortized over the remaining life of the agreements.  Of this amount, $445,705 is classified as a current asset and $87,500 is classified as a non-current asset at January 31, 2010.

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

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2010 AND 2009

Revenues during the three months ended January 31, 2010 and 2009 were as follows:

	2010	2009

Oil production	$2,263	$688
Gas production	-	1,052
Total	$2,263	$1,740

Oil and gas revenues included 33 net barrels sold in 2010 and 15 net barrels of oil and 364 MCF of gas sold in 2009.  Due to low prices, the Company shut-in its gas production during January 2009.  The Company's oil prices per barrel averaged $68.37 during 2010 and $45.71 during 2009.

Costs and expenses during the three months ended January 31, 2010 and 2009 were as follows:

	2010	2009

Oil and natural gas production taxes	$163	$125
Oil and natural gas production expenses	2,138	11,176
Depreciation and amortization	1,620	1,541
Non-cash compensation	152,076	310,500
Bad debt expense	-	76,000
Other general and administrative expense,
net of operator's overhead fee	2,656	62,033
Total	$158,653	$461,375

Oil and natural gas production expenses were $2,138 in 2010, principally on the Company's producing oil wells.  In 2009, the cost was $11,176 and included workover costs on several gas wells which were shut-in during January 2009.

Non-cash compensation represents the current period charge for stock which has been issued for consulting contracts.  The 2010 expense is primarily the amortization of contracts with a period ranging from one to three years.  The 2009 expense is primarily from one agreement which was expensed at inception.

During the 2009 period, the Company wrote off the remaining balance of a note receivable as uncollectible.

Other general and administrative expense was higher in 2009 primarily due to higher consulting costs, software costs and field supervision costs.

Other income (expense) during the three months ended January 31, 2010 and 2009 is as follows:

	2010	2009

Interest income	$300	$-
Interest expense	(12,036)	-
Total	$(11,736)	$-

A shareholder converted a non-interest bearing advance into a note in the amount of $389,000 on May 1, 2009.  The note bears interest at 12% per annum, which accounts for the majority of the interest expense during the 2010 period.

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

Revenues during the nine months ended January 31, 2010 and 2009 were as follows:

	2010	2009

Oil production	$5,851	$688
Gas production	-	4,024
Total	$5,851	$4,712

Oil and gas revenues included 99 net barrels sold in 2010 and 15 net barrels of oil and 899 MCF of gas sold in 2009.  Due to low prices, the Company shut-in its gas production during January 2009.  The Company's oil prices per barrel averaged $59 during 2010 and $46 during 2009.

Costs and expenses during the nine months ended January 31, 2010 and 2009 were as follows:

	2010	2009

Oil and natural gas production taxes	$421	$339
Oil and natural gas production expenses	11,105	32,038
Depreciation and amortization	4,860	4,200
Asset impairment	108,000	-
Non-cash compensation	394,728	327,591
Bad debt expense	10,000	76,000
Other general and administrative expense,
net of operator's overhead fee	89,142	125,945
Total	$618,256	$566,113

Oil and natural gas production expenses were $11,105 in 2010 and $32,038 in 2009.  The majority of the difference is the expenses associated with gas wells which were producing in 2009 and shut-in during January 2009 ($20,728).

During 2010, the Company impaired its producing reserves by $108,000 based on reserve estimates updated to October 31, 2009.

Non-cash compensation represents the current period charge for stock which has been issued for consulting contracts.  The 2010 expense is primarily the amortization of contracts with a period ranging from one to three years.  The 2009 expense is primarily from one agreement which was expensed at inception.

The Company recorded an allowance for bad debts of $10,000 in 2010 on its joint interest receivables.  During the 2009 period, the Company wrote off the remaining balance of a note receivable as uncollectible.

Other general and administrative expense was higher in 2009 primarily due to higher cash consulting costs.

Other income (expense) during the nine months ended January 31, 2010 and 2009 is as follows:

	2010	2009

Interest income	$900	$-
Interest expense	(36,190)	-
Total	$(35,290)	$-

A shareholder converted a non-interest bearing advance into a note in the amount of $389,000 on May 1, 2009.  The note bears interest at 12% per annum, which accounts for the majority of the interest expense during the 2010 period.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At January 31, 2010, we had $493 in cash and a working capital deficit of $107,040.  Comparatively, we had cash of $27,966 and working capital of $73,006 at April 30, 2009.  The principal elements of the change in working capital were an increase in prepaid consulting contracts of $360,772 and an increase in current liabilities of $384,428 for the current note payable to a related party which was included as non-current at April 30, 2009 and the related accrued interest of $36,190.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $27,378 for the nine-month period ended January 31, 2010 and cash used in operations was $266,540 for the comparable 2009 period.  The majority of the increase is attributed to using the funds received from joint interest participants to pay drilling and development costs incurred during the 2009 period.  There was only very limited activity in the 2010 period.  The majority of the funds required for drilling and developing existing acreage will come from prepayments from joint interest participants.  Aside from overhead, we expect to utilize the majority of our excess capital, if any, to acquire additional leases.

CASH FROM FINANCING ACTIVITIES

We received $119,830 in cash from the acquisition of NAE by NAEN during the nine months ended January 31, 2009.  In addition, we incurred $95 and $38,275 in expenditures for oil and gas properties and equipment in 2010 and 2009, respectively.  The 2009 amount was primarily for costs for a salt water disposal well.  In 2009, we loaned a shareholder $8,519.

CASH FROM FINANCING ACTIVITIES

During 2009 we received $50,000 as the final shareholder contribution, discussed above, and repaid related party loans in the amount of $36,750.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of January 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

None during the quarter ended January 31, 2010.

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

Date: March 9, 2010

	By:	/s/	Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer