Form 10-K
period 2010-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2010-07-29
CIK 1392694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the shares of our common stock, par value $0.001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $2,662,020.

As of June 30, 2010, the registrant had outstanding 17,375,539 shares of its common stock, par value of $0.001.

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

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing.  At July 31, 2008, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement ("MA") which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company.  At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the amount agreed.  The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance.  Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers.  The total purchase price for NAE was 13,690,381 shares.

Mar Ked was originally formed to acquire and explore mineral claims, principally in the Yukon Territory, Canada.  All activity relating to mining activity was abandoned when NAE was acquired.

Glossary of Oil and Natural Gas Terms

The definitions set forth below apply to the indicated terms as used in this report. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of natural gas.

Boe. Barrels of oil equivalent in which six Mcf of natural gas equals one Bbl of oil.

Btu. British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

Completion. The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Development well. A well drilled within the proved areas of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

MBbls. One thousand barrels of crude oil or other liquid hydrocarbons.

MBoe. One thousand Boe.

MMBoe. One million Boe.

Mcf. One thousand cubic feet of natural gas.

MMBbls. One million barrels of crude oil or other liquid hydrocarbons.

MMBtu. One million Btus.

MMcf. One million cubic feet of natural gas.

Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

Operator. The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

PV-10 Value. When used with respect to oil and natural gas reserves, the estimated future gross revenues to be generated from the production of proved reserves, net of estimated production and future development costs, using the prices provided in this report and costs in effect as of the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved developed producing reserves. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

Proved developed reserves. Proved reserves that are expected to be recovered from existing wellbores, whether or not currently producing, without drilling additional wells. Production of such reserves may require a recompletion.

Proved reserves. Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations —prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation.

Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved undeveloped reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion. The completion for production of an existing wellbore in another formation from that in which the well has been previously completed.

Reserve life. A ratio determined by dividing our estimated existing reserves determined as of the stated measurement date by production from such reserves for the prior twelve month period.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

3-D seismic. The method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover. Operations on a producing well to restore or increase production.

BUSINESS

OIL AND GAS DRILLING PROSPECTS

Current natural gas prices have made the Company's natural gas reserves uneconomical to produce.  Accordingly, in 2009, the Company recorded an impairment of all of its gas reserves as a result of the low gas prices in effect at the time.  In 2010, the Company recorded an impairment of an interest in two oil wells that it had acquired for its common stock in the amount of $108,000.  It was determined during 2010, as the result of two failed workover attempts that the unevaluated property costs should be fully impaired and $126,607 was transferred from unevaluated property costs to the full cost pool.  The Company recorded an additional impairment of $205,317 at the end of 2010.  As a result of the gas reserves continuing to be impaired, the Company wrote off its investment in a pipeline of $132,663 that was principally used to gather the gas production.

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

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending April 30, 2011. We have been in the development stage since our inception, August 18, 2006, have accumulated a net loss of $2,510,626 through April 30, 2010, and incurred a loss of $1,382,974 for the year then ended.

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

EMPLOYEES

It is anticipated that the only active employees of this business in the near future will be its President and Executive Vice President.  All other operative functions, such as acquiring leaseholds, creating joint ventures and development and production of oil and gas will be handled by the President, the Executive Vice President or independent contractors and consultants.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 1A:	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:	PROPERTIES

The Company’s oil and gas business is primarily involved in the development and production of oil and gas.  As of April 30, 2010, we have 745 acres under lease in Washington County, Oklahoma which includes 2 producing oil wells.  All gas wells were shut-in in February 2009 due to low gas prices.

Proved Reserves and Estimated Future Net Revenue
The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of April 30, 2010.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 10 to our consolidated financial statements included herein.  At April 30, 2010, 100% of the proved reserves have been classified as proved developed producing ("PDP").  There are no proved developed non-producing ("PDNP") reserves.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	2,250	2,250	-
Gas (MCF)	-	-	-
BOE (1)	2,250	2,250	-
Pre-tax future net revenue (2)	$154,220	$154,220	$-
Pre-tax 10% present value (2)	52,250	52,250	-
Standardized measure of discounted future net cash flows (2)(3)	$52,250	$52,250	$-

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

(3)	See Note 10 to the financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority or agency except for our Form 10-K for the year ended April 30, 2009.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to April 30, 2010.  There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

Proved Reserves Disclosures
Recent SEC Rule-Making Activity.  In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures.  The new disclosure requirements include provisions that:

•
Introduce a new definition of oil and gas producing activities.  This new definition allows companies to include in their reserve base volumes from unconventional resources.  Such unconventional reserves include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•	Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

•
Permit companies to disclose their probable and possible reserves on a voluntary basis.  In the past, proved reserves were the only reserves allowed in the disclosures.  We have chosen not to make disclosure under these categories.

•	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.
•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.
•	Replace the existing "certainty" test for areas beyond one offsetting drilling unit from a productive well with a "reasonable certainty" test.
•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company's overall reserve estimation process.  Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

We adopted the rules effective April 30, 2010.

The new rule does not allow for prior-year reserve information to be restated, so all information related to periods prior to 2010 is presented consistent with prior SEC rules for the estimation of proved reserves.

Internal Controls Over Reserve Estimates.  Our reserve estimates are prepared by an independent petroleum consulting firm who was engaged to audit our reserves.  There were no changes to the contents of our reserves.  We updated our reserves using the new pricing guidelines required by the SEC.

Production
All of our production was from our leases in Washington, County Oklahoma.  The gas gathering system used for selling gas to the market was shut-in during February 2009, and accordingly we had no gas production from that date through April 30, 2010.  Our oil production averaged approximately 2.5 BBLs/day during the fourth quarter of 2010 and approximately 0.60 BBLs/day during the year ended April 30, 2010.  The wells were shut-in during the majority of the third quarter for repairs.  We do not expect the gas gathering system to re-open until gas prices improve.

Project Summary
The Company had encountered three different oil zones during its recent development activities, however, attempts to rework two wells was unsuccessful in obtaining any new commercial production.  The Company intends to continue to evaluate its position in Washington County, Oklahoma, but is also evaluating other investment opportunities.

Acreage
The following table summarizes gross and net developed acreage at April 30, 2010.

	Developed Acreage
	Gross	Net
Washington County, Oklahoma	745	686

Production History
The following table presents the historical information about our natural gas and oil production volumes.

	Year ended April 30,
	2010	2009
Oil production (BBLs)	220	46
Gas production (MCF)	-	1,215
Total production (BOE)	220	249
Daily production (BOE/d)	0.60	0.68
Average sales price:
Oil (per BBL)	$65.33	$37.49
Gas (per MCF)	$-	$3.99
Total (per BOE)	$65.33	$26.34
Average production cost (per BOE)	$102.64	$148.12
Average production taxes (per BOE)	$4.69	$1.90

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

Productive wells
The following table presents our ownership at April 30, 2010, in oil and natural gas wells (a net well is our percentage ownership of a gross well).  Natural gas wells are not included since no reserves were attributed to natural gas at April 30, 2010 or 2009.

		Oil wells		Gas wells		Total wells
Year		Gross	Net	Gross	Net	Gross	Net

2010	Oklahoma	2.0	1.0	-	-	2.0	1.0
2009	Oklahoma	2.0	0.5	-	-	2.0	0.5

Drilling Activities
During 2009, we completed the drilling of 2 oil wells.  Our drilling activity was discontinued pending other financing when the agreed capitalization of $1,500,000 was limited to $200,000.  We participated in two workovers during 2010 in which we had a carried interest.  Both reworks were unsuccessful.

Cost information
We conduct our oil and natural gas activities entirely in the United States and to date only in Washington County, Oklahoma.  Costs incurred for property acquisition, exploration and development activities during the years ended April 30, 2010 and 2009 are shown below.

	For the years ended April 30,
	2010	2009
Acquisition of proved properties	$207,645	$37,316
Acquisition on non-producing properties	126,607	-
Development costs	95	3,066
Total costs incurred	$334,347	$40,382

The acquisition of proved properties and the acquisition of non-producing properties were made primarily through issue of our common stock in 2010.

Reserve Quantity Information
Our estimates of proved reserves and valuation were prepared by an independent petroleum consultant, Christopher Energy.  The estimates of proved reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.  Our oil and natural gas reserves are attributed solely to properties within the United States.  A summary of the changes in quantities of proved developed oil and natural gas reserves is shown below.

		Natural Gas
	Oil (BBLs)	(MCF)
Balance, April 30, 2008	-	1,603,895
Extensions and discoveries	7,334	-
Production	(46)	(1,215)
Revisions of estimates	-	(1,602,680)
Balance, April 30, 2009	7,288	-
Acquisition of minerals in place	7,222	-
Production	(220)	-
Revisions of estimates	(12,040)	-
Balance, April 30, 2010	2,250	-

Standardized Measure of Discounted Future Net Cash Flows
Our standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and changes in the standardized measure as described below were prepared in accordance with generally accepted accounting principles.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved.  Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves.  Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows.  This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of our oil and natural gas properties.  Future income tax expenses were not included due to the Company's net operating loss carryforwards.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2010	2009
Future cash flows	$154,220	$207,103
Future production costs	(87,530)	(126,000)
Future income taxes	-	-
Future net cash flows	66,690	81,103
10% annual discount for estimated timing of cash flows	(14,440)	(42,724)
Standardized Measure of Discounted Cash Flows	$52,250	$38,379

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2010	2009
Beginning of year	$38,379	$1,923,078
Purchase of minerals in place	207,645	37,316
Extensions, discoveries and improved recovery, less related costs	-	1,900
Development costs incurred during the year	95	3,066
Sales of oil and gas produced, net of production costs	9,270	30,795
Unevaluated costs transferred to full cost pool	126,607	-
Impairments	(313,317)	(417,840)
Net changes in price and production costs	48,325	(1,533,970)
Revision of previous quantity estimates	(64,754)	(5,966)
End of year	$52,250	$38,379

Management's Business Strategy Related to Properties
Our goal is to increase stockholder value by investing in oil and gas projects with attractive rates of return on capital employed.  We plan to achieve this goal primarily by pursuing acquisitions of additional properties and secondarily by exploiting and developing our existing oil and natural gas properties in Washington County, Oklahoma.

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

IMPAIRMENTS
In 2009, the Company recorded an impairment of all of its gas reserves as a result of the low gas prices in effect at the time.  In 2010, the Company recorded an impairment of an interest in two oil wells that it had acquired for its common stock in the amount of $108,000.  It was determined during 2010, as the result of two failed workover attempts that the unevaluated property costs should be fully impaired and $126,607 was transferred from unevaluated property costs to the full cost pool.  The Company recorded an additional impairment of $205,317 at the end of 2010.  As a result of the gas reserves continuing to be impaired, the Company wrote off its investment in a pipeline of $132,663 that was principally used to gather the gas production.

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended April 30, 2010 and 2009.  The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period (Quarter ended)	High	Low

2010
April 30, 2010	$0.09	$0.04
January 31, 2010	$0.20	$0.06
October 31, 2009	$0.79	$0.20
July 31, 2009	$2.00	$0.13

2009
April 30, 2009	$10.35	$0.80
January 31, 2009	$121.50	$10.50
October 31, 2008	$112.50	$50.00
July 31, 2008	$45.00	$18.33

The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTCBB securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended April 30, 2010, we sold 200,000 shares of our common stock in a private transaction for $6,000 in cash and issued 1,120,000 shares pursuant to consulting agreements valued at $89,600.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

(b)	HOLDERS

There are 41 shareholders of record of the Company’s common stock at June 30, 2010.

(c)	DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of April 30, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available
Plan category	warrants and rights	options, warrants and rights	for future issuance

Equity compensation plans approved by security holders:
2008 Plan	-		1,242,333
	-		1,242,333

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

Revenues for the years ended April 30, 2010 and 2009 consisted of the following.

	2010	2009

Oil and natural gas sales	$14,343	$6,560
Pipeline fees	-	2,450
	$14,343	$9,010

In 2010, the Company had oil sales of 220 BBL at an average price of $65.20.  In 2009, the Company had oil sales of 46 BBL at an average price of $37.49 and gas sales of 1,215 MCF at an average price of $3.99.  As a result of the substantial price decline for natural gas, the gathering system supporting our gas production was shut-in in February 2009 and the Company has not had gas sales since that time.  Gas sales may resume when gas prices improve.

Costs and expenses consisted of the following for the years ended April 30, 2010 and 2009.

	2010	2009

Oil and natural gas production taxes	$1,033	$472
Oil and natural gas production expenses	22,580	36,882
Depreciation and amortization	6,943	5,799
Non-cash compensation	759,279	388,258
Asset impairment	445,980	417,840
General and administrative expenses, net of operator's overhead fees	112,784	257,056
	$1,348,599	$1,106,307

Production taxes are a percentage of revenue and vary directly with revenue.  Production expenses have decreased due to substantially eliminating production expenses on gas wells which were shut-in.  The Company had $9,670 and $8,948 in unrecovered expenses associated with our salt water disposal well in 2010 and 2009, respectively.  Non-cash compensation primarily includes the cost of stock grants for consultants in 2010 and 2009.  The increase in 2010 is also related to the lack of cash available to compensate consultants.

Asset impairment amounted to $445,980 and $417,840 in 2010 and 2009, respectively.  The amount in 2010 includes the transfer to the full cost pool of property costs not previously evaluated of $126,607 due to unsuccessful workover attempts, a total of $313,317 due to ceiling test limitations and $132,663 for the Company's interest in a pipeline which has limited future viability with gas production shut-in.

General and administrative expenses, net of operator's overhead fees is summarized as follows for the two years ended April 30, 2010 and 2009.

	2010	2009

Accounting and auditing	$46,790	$44,120
Legal and professional	34,161	37,091
Consulting services	1,650	85,000
Bad debt expense	15,415	76,000
Office expenses	11,623	12,630
Shareholder communications	10,345	14,515
Operator overhead fees	(7,200)	(12,300)
	$112,784	$257,056

During 2009, the Company had more cash available and paid some consulting services with cash, whereas, in 2010, the Company had little cash available and paid for most consulting services with common stock.  We recognized a bad debt expense for a note with a balance of $76,000 during 2009, due to the determination that it was unlikely that we would be able to collect the balance.  During 2010, we recorded a bad debt allowance of $10,000 and wrote off a note receivable balance of $5,415.  Operator overhead fees are the fees charged to wells that the Company operates, which are reimbursed by other owners of the wells.  This declined in 2010 due to operating fewer wells.

Other income (expense) consisted of the following for the years ended April 30, 2010 and 2009.

	2010	2009

Other income	$-	$266
Interest income - related party	900	-
Interest expense - related party	(49,618)	(437)
	$(48,718)	$(171)

The Company incurred interest expense in 2010 with related parties primarily due to converting non-interest bearing advances at April 30, 2009 into a 12% convertible note payable effective May 1, 2009.

GOING CONCERN FACTORS—LIQUIDITY

The accompanying financial statements are prepared assuming the company will continue as a going concern.  As of April 30, 2010, the Company’s current liabilities exceed its current assets by $332,656 and its total liabilities exceed its total assets by 274,542.  The company has also incurred net losses since its inception.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to raise capital with private placements of common stock and borrow funds as necessary to implement its business plan.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements.  The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements.  We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time.  Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors.  Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report.  We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

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
•      The interpretation of that data;
•      The accuracy of various mandated economic assumptions; and
•      The judgments of the person preparing the estimates.

Our proved reserve information included in this Annual Report is based on estimates prepared by an independent petroleum consultant, Christopher Energy.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered.  We will make changes to depletion rates and impairment calculations in the same period that changes in reserve estimates are made.

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

The consolidated financial statements of North American Energy Resources, Inc. and Subsidiary together with the report thereon of Paritz & Company, P.A. for the years ended April 30, 2010 and 2009 and the period from inception (August 18, 2006) through April 30, 2010, is set forth as follows:

INDEX TO FINANCIAL STATEMENTS

Paritz & Company, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Energy Resources, Inc. and Subsidiary
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of North American Energy Resources, Inc. and Subsidiary (An Exploration Stage Company) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2010 and 2009 and from inception (August 18, 2006) through April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Consolidated financial position of North American Energy Resources, Inc., and subsidiary (An Exploration Stage Company) as of April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (August 18, 2006 to April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming the company will continue as a going concern.  As discussed in note 8, as of April 30, 2010, the Company’s current liabilities exceed its current assets by $332,656 and its total liabilities exceed its total assets by 274,542.  The company has also incurred net losses since its inception.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.  Managements’ plans concerning these matters are also described in note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
July 29, 2010

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Balance Sheets
April 30, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,026	$27,966
Accounts receivable	13,150	53,628
Due from related party	-	19,993
Prepaid expenses	250,733	-
Total current assets	266,909	101,587
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment using full cost accounting	68,424	47,394
Pipeline	-	144,575
	68,424	191,969
Accumulated depreciation and amortization	(16,174)	(15,143)
Total properties and equipment	52,250	176,826
Other assets	5,000	-
Deposits	864	-
Total assets	$325,023	$278,413

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$13,554	$47,756
Oil and gas proceeds due others	4,990	956
Due to related parties	-	2,000
Advances received from joint interest participants	33,056	62,802
Accrued interest	49,618	-
Convertible notes payable	510,476	-
Total current liabilities	611,694	113,514
Long-term debt	-	402,500
Total liabilities	611,694	516,014
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 17,375,539 and 14,035,539 shares issued and outstanding at April 30, 2010 and 2009, respectively	17,376	14,036
Additional paid in capital	2,219,708	960,948
Prepaid officer compensation	(12,129)	(84,933)
Other comprehensive loss	(1,000)	-
Deficit accumulated during the exploration stage	(2,510,626)	(1,127,652)
Total stockholders' deficit	(286,671)	(237,601)
Total liabilities and stockholders' deficit	$325,023	$278,413

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended April 30, 2010 and April 30, 2009  and the period from inception (August 18, 2006) through April 30, 2010

			Inception
			(August 18, 2006)
			through
			April 30,
	2010	2009	2010
Oil and natural gas sales	$14,343	$6,560	$39,015
Pipeline fees	-	2,450	2,450
Total revenues	14,343	9,010	41,465
Costs and expenses
Oil and natural gas production taxes	1,033	472	2,810
Oil and natural gas production expenses	22,580	36,882	98,303
Depreciation and amortization	6,943	5,799	14,586
Compensation	759,279	388,258	1,147,537
Asset impairment	445,980	417,840	863,820
General and administrative expense, net of operator's overhead fees	112,784	257,056	374,827
	1,348,599	1,106,307	2,501,883
Loss from operations	(1,334,256)	(1,097,297)	(2,460,418)

Other income (expense):
Other income	-	266	320
Interest income - related party	900	-	900
Interest expense - related party	(49,618)	(437)	(51,428)
Total other income (expense)	(48,718)	(171)	(50,208)
Net loss	(1,382,974)	(1,097,468)	(2,510,626)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(1,000)	-	(1,000)
Net comprehensive loss	$(1,383,974)	$(1,097,468)	$(2,511,626)

Net loss per common share, basic and diluted	$(0.09)	$(0.08)

Weighted average common shares outstanding	15,850,041	13,815,339

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit
For the years ended April 30, 2010 and 2009 and the period
from inception (August 18, 2006) through April 30, 2010

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE August 18, 2006		-	$-	$-	$-
Common stock issued for net assets	09/01/06	11,264,485	11,265	88,735	-
Common stock issued for cash	09/07/06	1,126,448	1,126	8,874	-
Common stock issued for cash	09/11/06	1,126,448	1,126	8,874	-
Net loss		-	-		-
BALANCE April 30, 2007		13,517,381	13,517	106,483	-
Net loss		-	-		-
BALANCE April 30, 2008		13,517,381	13,517	106,483	-
Acquisition of North American Energy Resources, Inc.	07/28/08	177,000	177	119,653	-
Conversion of note payable and accrued interest for common stock	07/31/08	153,000	153	35,377	-
Common stock options granted for:
350,000 shares at $1.00 per share	08/01/08	-	-	178,000	(178,000)
50,000 shares at $1.25 per share	08/01/08	-	-	27,096	(27,096)
Exercise common stock options:
for $1.25 per share	09/22/08	100	-	6,250	-
for $1.00 per share	09/22/08	1,000	1	49,999	-
for $1.25 per share	10/13/08	100	-	6,250	-
for $1.00 per share	10/13/08	70	-	3,500	-
Accounts payable paid with common stock	10/14/08	90	-	9,016	-
Amortize intrinsic value of options	10/31/08	-	-	-	17,091
Cancel common stock options	11/05/08	-	-	(188,005)	188,005
Common stock issued for compensation	11/07/08	100	-	6,250	-
Common stock issued for accounts payable	11/07/08	60	-	3,000	-
Common stock issued for consulting service	11/12/08	3,000	3	310,497	-
Common stock issued for accounts payable	11/17/08	400	1	24,999	-
Capital contribution by shareholder in cash	11/30/08	-	-	50,000	-
Common stock issued for:
Compensation	12/09/08	338	-	5,000	-
Accounts payable	12/09/08	300	-	1,200	-
Accounts payable	12/09/08	400	-	6,000	-
Compensation	01/05/09	500	1	4,999	-
Accounts payable	01/05/09	800	1	3,199	-
Accounts payable	01/05/09	400	1	3,999	-
Accounts payable	01/19/09	4,000	4	14,996	-
Compensation	01/26/09	1,500	2	4,998	-
Accounts payable	02/24/09	6,000	6	9,761	-
Compensation	02/24/09	1,000	1	1,999	-
Compensation	03/04/09	4,000	4	4,996	-
Compensation	04/06/09	4,000	4	5,996	-
Officer compensation	04/21/09	160,000	160	145,440	-
Net loss		-	-		-

BALANCE April 30, 2009		14,035,539	$14,036	960,948	-
(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the years ended April 30, 2010 and 2009 and the period
from inception (August 18, 2006) through April 30, 2010

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE August 18, 2006	$-	$-	$-	$-
Common stock issued for net assets	-	-	-	100,000
Common stock issued for cash	-	-	-	10,000
Common stock issued for cash	-	-	-	10,000
Net loss	-	-	(5,379)	(5,379)
BALANCE April 30, 2007	-	-	(5,379)	114,621
Net loss	-	-	(24,805)	(24,805)

BALANCE April 30, 2008	-	-	(30,184)	89,816
Acquisition of North American Energy Resources, Inc.	-	-	-	119,830
Conversion of note payable and accrued interest for common stock	-	-	-	35,530
Common stock options granted for:
350,000 shares at $1.00 per share	-	-	-	-
50,000 shares at $1.25 per share	-	-	-	-
Exercise common stock options:
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	50,000
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	3,500
Accounts payable paid with common stock	-	-	-	9,016
Amortize intrinsic value of options	-	-	-	17,091
Cancel common stock options	-	-	-	-
Common stock issued for compensation	-	-	-	6,250
Common stock issued for accounts payable	-	-	-	3,000
Common stock issued for consulting service	-	-	-	310,500
Common stock issued for accounts payable	-	-	-	25,000
Capital contribution by shareholder in cash	-	-	-	50,000
Common stock issued for:
Compensation	-	-	-	5,000
Accounts payable	-	-	-	1,200
Accounts payable	-	-	-	6,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	3,200
Accounts payable	-	-	-	4,000
Accounts payable	-	-	-	15,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	9,767
Compensation	-	-	-	2,000
Compensation	-	-	-	5,000
Compensation	-	-	-	6,000
Officer compensation	(84,933)	-	-	60,667
Net loss	-	-	(1,097,468)	(1,097,468)

BALANCE April 30, 2009	(84,933)	-	(1,127,652)	$(237,601)
(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the years ended April 30, 2010 and 2009 and the period
from inception (August 18, 2006) through April 30, 2010

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	05/01/09	400,000	400	419,600	-
consulting agreement	05/01/09	200,000	200	209,800	-
oil and gas non-producing property	06/09/09	700,000	700	125,300	-
accounts payable	07/27/09	10,000	10	4,990	-
consulting agreement	07/27/09	30,000	30	14,970	-
consulting agreement	07/27/09	30,000	30	14,970	-
oil and gas producing property	09/25/09	350,000	350	192,150	-
consulting contract	09/25/09	300,000	300	182,700	-
cash	02/23/10	200,000	200	5,800	-
consulting agreement	02/24/10	400,000	400	31,600	-
consulting agreement - director fees	02/24/10	450,000	450	35,550	-
consulting agreement - director fees	02/24/10	150,000	150	11,850	-
officer compensation - director fees	02/24/10	120,000	120	9,480	-
Other comprehensive loss on available-for- sale securities		-	-	-	-
Net loss		-	-	-	-

BALANCE April 30, 2010		17,375,539	$17,376	$2,219,708	$-
(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the years ended April 30, 2010 and 2009 and the period
from inception (August 18, 2006) through April 30, 2010

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for- sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	$(12,129)	$(1,000)	$(2,510,626)	$(286,671)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2010 and April 30, 2009 and the period from inception (August 18, 2006) through April 30, 2010

			Inception
			(August 18, 2006)
			through
			April 30,
	2010	2009	2010
Operating activities
Net loss	$(1,382,974)	$(1,097,468)	$(2,510,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,943	5,799	14,586
Non-cash compensation	759,279	388,258	1,147,537
Asset impairment	445,980	417,840	863,820
Bad debt expense	15,415	76,000	91,415
Accounts receivable	(38,236)	(1,397)	(96,378)
Accrued interest income - related party	(900)	-	(900)
Prepaid expenses and other assets	(5,472)	-	(5,472)
Accounts payable	125,115	125,645	274,054
Accrued interest	49,618	(1,094)	49,898
Related party advances for working capital	-	(17,993)	(17,993)
Oil and gas proceeds due others	4,034	385	4,990
Advances from joint interest owners	(29,747)	(159,471)	(8,417)
Net cash used in operating activities	(50,945)	(263,496)	(193,486)

Investing activities
Payments for oil and natural gas properties and equipment	(95)	(40,141)	(161,418)
Cash received in excess of cash paid to acquire North American Energy Resources, Inc.	-	119,830	119,830
Proceeds from sale of oil and natural gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(95)	79,689	(41,588)
Financing activities
Loan proceeds	-	13,500	48,750
Loans from shareholders	20,100	(36,750)	113,350
Cash contributions from shareholders	-	50,000	50,000
Sale of common stock	6,000	-	26,000
Net cash provided by financing activities	26,100	26,750	238,100
Net increase in cash and cash equivalents	(24,940)	(157,057)	3,026
Cash and cash equivalents, beginning of period	27,966	185,023	-
Cash and cash equivalents, end of period	$3,026	$27,966	$3,026
(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Cash Flows, Continued
For the years ended April 30, 2010 and April 30, 2009 and the period from inception (August 18, 2006) through April 30, 2010

			Inception
			(August 18, 2006)
			through
			April 30,
	2010	2009	2010

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$437	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000
Common stock issued for convertible note payable and accrued interest	-	35,530	35,530
Exchange of joint interest receivable for oil and natural gas properties	15,752	37,316	53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for consulting agreements	902,600	-	902,600
Unevaluated oil and gas properties	126,000	-	126,000
Proven oil and natural gas properties	192,500	-	192,500
Accounts payable	5,000	-	106,183
Chief executive officer compensation	9,600	-	155,200
Credit balance transferred from accounts receivable to accounts payable	1,068	-	1,068
Accounts receivable applied as payment on note payable to related party	4,572	-	4,572
Option exercises paid by reducing note payable to related party	-	-	75,250
Advance from shareholder converted to note	2,000	-	2,000

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The consolidated financial statements include the accounts of North American Energy Resources ("NAEY") and its wholly owned subsidiary North American Exploration, Inc. (“NAE”) (collectively the "Company").

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

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing.  At closing, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement ("MA") which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company.  At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the amount agreed.  The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance.  Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers.  The total purchase price for NAE was 13,690,381 shares of common stock.

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

Exploration stage
The Company is in the exploration stage and has realized only nominal revenue to date.  The Company has developed a portion of the leasehold which it owns in Washington County, Oklahoma.  Accordingly, the operation of the Company is presented as those of an exploration stage enterprise, from its inception (August 18, 2006).

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

Revenue recognition
Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.

Property and equipment
The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had no capitalized costs related to unevaluated properties at April 30, 2010 and 2009.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs were included in the amortization base as of April 30, 2010 and 2009.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, in 2010, revenues are based on the arithmetic average of beginning of month prices for the past year and in 2009 revenues are based on prices in effect at the end of 2009.  Costs in effect at the time of the calculation for both years are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.  Reserve estimates used in determining estimated future net revenues have been prepared by an independent consultant.  The Company recorded an impairment of $313,317 and $417,840 in 2010 and 2009, respectively.

Other property and equipment consists principally of the Company’s interest in a pipeline.  Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations.  Renewals and replacements that extend the useful life of property and equipment are treated as capital additions.  Accumulated depreciation of other property and equipment at April 30, 2009 is $6,128.  The equipment was written off at the end of 2010 and an asset impairment charge of $132,663 was recorded.

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

Natural gas sales and gas imbalances
The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At April 30, 2010 and 2009, there were no natural gas imbalances.

Credit and market risk
The Company sells oil and natural gas to one customer and participates with other parties in the drilling, completion and operation of oil and natural gas wells.  Joint interest and oil and natural gas sales receivables related to these operations are generally unsecured.  The Company provides an allowance for doubtful accounts for certain joint interest owners’ receivable balances when the Company believes the recoverable balance may not be collected.  The Company has the right of offset of the joint interest owners’ share of oil and natural gas production against amounts owed by the joint interest owners.  Accounts receivable are presented net of the related allowance for doubtful accounts.

In 2010 and 2009, the Company had cash deposits in certain banks that at times exceeded the maximum insured by the Federal Deposit Insurance Corporation.  The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

General and administrative expense
The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense.  Such fees totaled approximately $7,200 and $12,300 in 2010 and 2009, respectively.

Oil and natural gas reserve estimates
The Company engaged an independent consultant to prepare its oil and natural gas reserves.  Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity.  Consistent with SEC requirements, we have based our revenue projections on the arithmetic average of beginning of the month historical prices in 2010 and on spot prices on the date of the estimate for 2009.  The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation.  Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded.  Actual results could differ materially from these estimates.

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

Earnings (loss) per common share
The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At April 30, 2010 and 2009, there were no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Stock option plans
The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements.  That cost will be measured based on the estimated fair value of the equity or liability instruments issued.  The accounting literature covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.  However, the Black-Scholes option valuation model provides the best available estimate for this purpose.

Contingencies
Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  Company management and its legal counsel assess such contingencies related to legal proceeding that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.  If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Asset retirement obligations
The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At April 30, 2010 and 2009, the Company has estimated that its share of the salvage value of lease equipment would exceed its share of the cost of plugging and abandoning its producing properties.

Recent accounting pronouncements
Below is a listing of the most recent accounting standards and their effect on the Company.

    In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company adopted the provisions of ASU 2010-06 on January 31, 2010,and it did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company adopted the provisions of ASU 2010-03 on April 30, 2010 which did not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2:	ACCOUNTS AND NOTE RECEIVABLE

Accounts receivable at April 30, 2010 and 2009 include the following:

	2010	2009

Natural gas sales, net	$4,279	$-
Joint interest operations, net	18,871	53,628
Allowance for doubtful accounts	(10,000)	-
	$13,150	$53,628

During the two years ended April 30, 2010 and 2009, the Company has acquired interests in oil and gas properties in exchange for $15,752 and $37,316 of joint interest receivables, respectively.

The Company had a note receivable with a balance of $76,000 at April 30, 2008, which was accruing interest at its default rate of 12%.  During 2009, the Company recorded $76,000 in bad debt expense and fully reserved the note receivable.

During 2010, the Company established an allowance for doubtful accounts in the amount of $10,000 and wrote off the balance of a note receivable from a related party in the amount of $5,415.

NOTE 3:	PREPAID EXPENSES

The Company has recorded prepaid expenses from the issue of its common stock for consulting services.  The cost, based on the trading price of the stock at the time of the transaction, is amortized to expense over the term of the contracts.  The unamortized balances at April 30, 2010 and 2009 are as follows.

	2010	2009
Current asset
Stockholder relations firm	$168,000	$-
Consulting firm assisting with listing common stock on the Frankfort Exchange	68,625	-
Administrative management	9,500	-
Other prepaid expense	4,608	-
	$250,733	$-
Component of stockholders' deficit
Chief executive officer compensation	$12,129	$84,933

NOTE 4:	RELATED PARTY TRANSACTIONS

The Company had non-interest bearing obligations to its shareholders at April 30, 2009, of  $2,000.

The Company sold its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company received a price equal to 70% of the posted price.  The related party retained the other 30% of the posted price for gathering fees and marketing fees.  At April 30, 2010 and 2009, the gathering system was shut-in due to low gas prices and had no deliveries in 2010.

At April 30, 2009, the Company had advanced $19,993 to one shareholder consultant.  During 2010, the Company accrued interest of $900, received a payment of $15,478 and recorded bad debt expense for the balance of $5,415.

In April 2009, the Company issued 160,000 shares of its common stock valued at $145,600 to its Chief Executive Officer for compensation for the period from August 1, 2008 through July 31, 2010.  See Note 3.  In February 2010, the Company issued an additional 120,000 shares of its common stock valued at $9,600 for director fees to its CEO, issued 450,000 shares of its common stock valued at $36,000 to a Director for director fees and consulting services and issued 150,000 shares of its common stock valued at $12,000 to a company controlled by a Director for director fees and management services.

The Company has notes payable to shareholders in the amount of $406,528 and $389,000 at April 30, 2010 and 2009, respectively, as described in Note 5.

The Chief Executive Officer currently provides the corporate office for the Company at no charge.

NOTE 5:	CONVERTIBLE NOTES PAYABLE AND LONG-TERM DEBT

Convertible notes payable and long-term debt consists of the following at April 30, 2010 and 2009.

	2010	2009

Convertible note payable due April 27, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $1.00 per share	$13,500	$13,500
Convertible note payable due March 1, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $0.10 per share	53,618	-
Convertible note payable due March 1, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $0.03 per share	36,830	-
Convertible notes payable to shareholders due April 30, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $0.04 per share	22,100	-
Convertible note payable to a shareholder due May 1, 2010 with interest at 12% per annum; convertible into the Company's common stock at the rate of $1.50 per share	384,428	389,000
Total	510,476	402,500
Long term debt, less current maturities	-	(402,500)
Current maturities of long-term debt	$510,476	$-

The $389,000 convertible note payable to a shareholder consists of all non-interest bearing advances to this shareholder at April 30, 2009.

NOTE 6:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of $0.001 par value preferred stock authorized and no shares issued or outstanding at April 30, 2010 and 2009.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At April 30, 2010 and 2009 the Company had 17,375,539 and 14,035,539 shares issued and outstanding, respectively.

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

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing.  At July 28, 2008, the closing date, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement ("MA") which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company.  At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the agreed amount.  The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance.  Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers.  The total purchase price of NAE was 13,670,381 shares.

COMMON STOCK OPTIONS

The North American Energy Resources, Inc. 2008 Stock Option Plan ("Plan") was filed on September 11, 2008 and reserved 2,500,000 shares for awards under the Plan.  The Company's Board of Directors is designated to administer the Plan and may form a Compensation Committee for this purpose.  The Plan terminates on July 23, 2013.

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.

A summary of stock option activity during the years ended April 30, 2010 and 2009 follows.

		Weighted
		average	Initial
		exercise	intrinsic
	Shares	price	value

Outstanding, April 30, 2008	0	0	0

Granted	1,586,167	$0.32	$205,096
Exercised	(1,257,667)	$0.14	(17,091)
Forfeited/cancelled	(328,500)	$0.97	(188,005)
Outstanding, April 30, 2009	-		$-
Granted	-		-
Exercised	-		-
Forfeited/cancelled	-		-
Outstanding, April 30, 2010	-		$-
Plan shares available for grant	1,242,333

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

The Company has not provided a deferred tax benefit or expense for the years ended April 30, 2010 and 2009, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2010	2009

"Normally expected" income tax benefit	$(470,200)	$(373,200)
State income taxes net of federal income tax benefit	(55,300)	(43,900)
Valuation allowance	525,500	417,100
Total	$-	$-

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

	2010	2009

Net operating loss carryforward	$675,400	$271,200
Depreciable/depletable property, plant and equipment	278,700	157,400
Valuation allowance	(954,100)	(428,600)
Total	$-	$-

At April 30, 2010, the Company has a net operating loss carryforward in the amount of approximately $1,777,000, which expires between 2027 and 2030.

NOTE 8:	GOING CONCERN

The accompanying financial statements are prepared assuming the company will continue as a going concern.  As of April 30, 2010, the Company’s current liabilities exceed its current assets by $332,656 and its total liabilities exceed its total assets by 274,542.  The company has also incurred net losses since its inception.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to raise capital with private placements of common stock and borrow funds as necessary to implement its business plan.

NOTE 9:	ASSET IMPAIRMENTS

The Company recorded the following asset impairments during the years ended April 30, 2010 and 2009.

	2010	2009

Ceiling test limitation of oil and gas reserves	$313,317	$417,840
Impairment of interest in pipeline	132,663	-
	$445,980	$417,840

In 2009, the Company recorded an impairment of all of its gas reserves as a result of the low gas prices in effect at the time.  In 2010, the Company recorded an impairment of an interest in two oil wells that it had acquired for its common stock in the amount of $108,000.  It was determined during 2010, as the result of two failed workover attempts that the unevaluated property costs should be fully impaired and $126,607 was transferred from unevaluated property costs to the full cost pool.  The Company recorded an impairment of $205,317 at April 30, 2010 based on its estimate of reserves.  In addition, as a result of the gas reserves continuing to be impaired, the Company wrote off its investment in a pipeline of $132,663 that was principally used to gather the gas production.

NOTE 10:	SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company has interest in oil and natural gas properties that are all located in Washington County, Oklahoma at April 30, 2010 and 2009.

The Company engaged an independent consultant to prepare its own year-end estimates of future net recoverable oil and natural gas reserves.  Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable using the beginning of month average prices in 2010 and the end of year prices in 2009 and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells.  Proved undeveloped reserves would include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at April 30, 2010 and 2009 are summarized as follows:

	2010	2009

Proved oil and natural gas properties under full cost	$68,424	$47,394
Accumulated depreciation and amortization	(16,174)	(9,015)
	$52,250	$38,379

Costs incurred in oil and natural gas producing activities for the year ended April 30, 2010 and 2009 are summarized as follows:

	2010	2009

Acquisition of proved properties	$207,645	$37,316
Acquisition of non-producing properties	126,607	-
Development costs	95	3,066
	$334,347	$40,382

Amortization rate per equivalent BOE	$23.22	$5.27

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

	Oil (BBLs)	Gas (MCF)

Balance, April 30, 2008	-	1,603,895
Extensions and discoveries	7,334
Revisions of estimates	-	(1,602,680)
Production	(46)	(1,215)
Balance, April 30, 2009	7,288	-
Extensions and discoveries	-	-
Acquisition of producing reserves	7,222	-
Revisions of estimates	(12,040)	-
Production	(220)	-
Balance, April 30, 2010	2,250	-

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves.  For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using the arithmetic average of beginning of month prices for the year ended April 30, 2010 and oil and natural gas spot prices as of the end of the period presented for 2009.  Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future.  Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.

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

In 2009, the Company recorded an impairment of all of its gas reserves as a result of the low gas prices in effect at the time.  In 2010, the Company recorded an impairment of an interest in two oil wells that it had acquired for its common stock in the amount of $108,000.  It was determined during 2010, as the result of two failed workover attempts that the unevaluated property costs should be fully impaired and $126,607 was transferred from unevaluated property costs to the full cost pool.  The  Company recorded an impairment of $205,317 at the end of 2010.  In addition, as a result of the gas reserves continuing to be impaired, the Company wrote off its investment in a pipeline of $132,663 that was principally used to gather the gas production.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at April 30, 2010 and 2009 are summarized as follows:

	2010	2009

Future cash inflows	$154,220	$207,103
Future production costs	(87,530)	(126,000)
Future income tax expenses	-	-
Future net cash flows	66,690	81,103
10% annual discount for estimated timing of cash flows	(14,440)	(42,724)
Standardized measure of discounted future net cash flows	$52,250	$38,379

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended April 30, 2010 and 2009:

	2010	2009
Standardized measure of discounted future net cash flows at beginning of period	$38,379	$1,923,078
Changes during the period:
Sales of natural gas produced, net of production costs	9,270	30,795
Net changes in prices and production costs	48,325	(1,533,970)
Impairments	(313,317)	(417,840)
Unevaluated costs transferred to full cost pool	126,607	-
Development costs incurred and revisions	95	4,966
Purchase of reserves in place	207,645	37,316
Revision of previous quantity estimates	(64,754)	(5,966)
Net change	13,871	(1,884,699)
Standardized measure of discounted future net cash flows at end of period	$52,250	$38,379

Prices used in computing these calculations of future production of proved reserves were $68.47 per BBL of oil at April 30, 2010 and $37.80 per BBL of oil and $1.90 per thousand cubic feet (MCF) of natural gas at April 30, 2009.  Gas reserves were still shut-in at April 30, 2010 and were not revalued.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9AT:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2010, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are not effective primarily due to a lack of segregation of duties.

(b)  Changes in Disclosure Controls and Internal Controls

There were no changes in our disclosure controls and internal control over financial reporting during the quarter ended April 30, 2010 that materially affected, or are reasonably likely to materially affect, our disclosure controls and our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2010, due primarily to a lack of segregation of duties.

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

In 2010, the Company recorded an impairment of an interest in two oil wells that it had acquired for its common stock in the amount of $108,000.  It was determined during 2010, as the result of two failed workover attempts that the unevaluated property costs should be fully impaired and $126,607 was transferred from unevaluated property costs to the full cost pool.  The Company recorded an impairment of $205,317 at the end of 2010.  In addition, as a result of the gas reserves continuing to be impaired, the Company wrote off its investment in a pipeline of $132,663 that was principally used to gather the gas production.

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

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has three Directors.

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Ross E. Silvey	80	President,	June 24, 2008
		Chief Executive Officer,
		Chief Financial Officer
		and Director

Michael D. Pruitt	49	Executive Vice President	December 29, 2009
		and Director

George S. Young	58	Director	December 29, 2009

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

MICHAEL D. PRUITT is a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director of Chanticleer Holdings, Inc., Green St. Energy, Inc. and Efftec International, Inc. and is Chief Executive Officer of Chanticleer Holdings, Inc. and Efftec International, Inc.

GEORGE S. YOUNG became a director on December 29, 2009.  Mr. Young has been involved in over $9 billion in natural resource debt and equity financings in legal practice and business management of gold, mining and natural resources.  Since 2005, Mr. Young has been a consultant for project acquisitions, seed capital formation and structuring IPOs and other financings and listing on public exchanges for various public companies in the oil and gas and resource industries.  From 2003 to 2008, Mr. Young was founder, director and vice president of International Royalty Corp.  From 2002 to 2005, Mr. Young was president and CEO of MAG Silver Corp in Vancouver, B.C.  From 1998 to 2002, Mr. Young was in private law practice in Salt Lake City, Utah.  Mr. Young received his J.D. from the University of Utah College of Law in 1979 and his B.S. in Metallurgical Engineering from the University of Utah in 1975.  Mr. Young is a member of the Society of Mining Engineers and the State Bar Associations of Colorado, Utah and Texas. Mr. Young is president, chief operating officer and a director of Mexoro Minerals Ltd. and is the chief executive officer and director of Fellows Energy Ltd.

Audit Committee

The Board of Directors of the Company serves as the audit committee.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. The Company's new directors were late filing their notifications when they became directors and all directors were late filing changes in stock ownership.

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended April 30, 2010 (no compensation was paid until 2009).

ANNUAL COMPENSATION

			Stock
Name and Principal Position	Year	Salary	Awards	Total

Ross E. Silvey (CEO since	2010	$-	$82,404	$82,404
June 2008) (1)	2009	-	60,667	60,667
	2008	N/A	N/A	N/A

Vladimir Fedyunin (CEO from	2010	N/A	N/A	N/A
April 2008 until June 2008)	2009	-	-	-
	2008	-	-	-

Maria Camila Maz (CEO from	2010	N/A	N/A	N/A
November 2007 until April 2008)	2009	N/A	N/A	N/A
	2008	-	-	-

Narrative disclosure to summary compensation table

Required columns for bonus, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Compensation levels and amounts are determined by the Board of Directors based on amounts paid to executives in similar sized companies with similar responsibilities.  Mr. Silvey was granted 160,000 shares of our restricted common stock valued at $145,600 in exchange for his services for the period July 1, 2008 through June 30, 2010.  The value of the amount earned in 2009 of $60,667 is included in the 2009 period above and the remaining $84,933 is included in prepaid expenses in the consolidated balance sheet at April 30, 2009.  In 2010, Mr. Silvey's compensation included $72,804 from amortization of the stock issued in 2009 and $9,600 from the value of 120,000 shares issued in 2010 for director fees.

EMPLOYMENT AGREEMENTS

The Company does not have any current employment agreements with its officers and directors. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

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

Dr. Silvey received $9,600 from the value of 120,000 shares issued in 2010 for director fees.  Mr. Young received $36,000 from the value of 450,000 shares issued in 2010 for director fees and consulting fees and Mr. Pruitt's company received $12,000 from the value of 150,000 shares issued in 2010 for director fees and management services.

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

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities.  As of April 30, 2010 and June 30, 2010, there were 17,375,539 shares of the Company’s common stock issued and outstanding.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

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

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of April 30, 2010.

	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class

Common	Ross Silvey	280,000	1.6%
	11005 Anderson Mill Road
	Austin, TX 78750

Common	Michael D. Pruitt (1)	2,735,440	15.7%
	11220 Elm Lane, Ste 203
	Charlotte, NC 28277

Common	George S. Young	450,000	2.6%
	402 Linden
	Borger, TX 79007

Common	All officers and directors	3,465,440	19.9%
	as a group (3 persons)

(1)  The shares beneficially owned by Mr. Pruitt include 1,885,440 shares owned by Avenel Financial Group, Inc. which is wholly owned by Mr. Pruitt; 700,000 shares owned by Chanticleer Holdings, Inc. of which Mr. Pruitt is Chief Executive Officer, a director and 17.33% owner; and 150,000 shares owned by Avenel Ventures, LLC, which is wholly owned by Chanticleer Holdings, Inc.

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

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for Awards under the Plan.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had non-interest bearing obligations to its shareholders at April 30, 2009, of  $2,000.

The Company sold its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company received a price equal to 70% of the posted price.  The related party retained the other 30% of the posted price for gathering fees and marketing fees.  At April 30, 2010 and 2009, the gathering system was shut-in due to low gas prices and had no deliveries in 2010.

At April 30, 2009, the Company had advanced $19,993 to one shareholder consultant.  During 2010, the Company accrued interest of $900, received a payment of $15,478 and recorded bad debt expense for the balance of $5,415.

In April 2009, the Company issued 160,000 shares of its common stock valued at $145,600 to its Chief Executive Officer for compensation for the period from August 1, 2008 through July 31, 2010.  See Note 3.  In February 2010, the Company issued an additional 120,000 shares of its common stock valued at $9,600 for director fees to its CEO, 450,000 shares of its common stock valued at $36,000 to a Director for director fees and consulting services and 150,000 shares of its common stock valued at $12,000 to a company controlled by a Director for director fees and consulting services.

The Company has notes payable to shareholders in the amount of $406,528 and $389,000 at April 30, 2010 and 2009, respectively, as described in Note 6.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of June 30, 2010 for professional services rendered by the Company’s accountant was approximately $9,250 and $15,500 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended April 30, 2010 and 2009.  The costs for the audit of 2010 had not been billed at June 30, 2010.

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

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets at April 30, 2010 and 2009
•	Consolidated Statements of Operations – For the years ended April 30, 2010 and 2009 and from inception (August 18, 2006) through April 30, 2010
•	Consolidated Statements of Stockholders’ Deficit - From inception (August 18, 2006) through April 30, 2010
•	Consolidated Statements of Cash Flows – For the years ended April 30, 2010 and 2009 and from inception (August 18, 2006) through April 30, 2010
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

July 29, 2010	/s/ Ross Silvey
Ross Silvey, President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 29, 2010	/s/ Ross Silvey
Ross Silvey, Director, President, CEO and CFO

July 29, 2010	/s/ Michael D. Pruitt
Michael D. Pruitt, Director

July 29, 2010	/s/ George S. Young
George S. Young, Director