Form 10-Q
period 2010-07-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2010-09-13
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,375,539 shares of common stock outstanding as of August 31, 2010.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2010.

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Balance Sheets
July 31, 2010 (Unaudited) and April 30, 2010

	July 31,	April 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$649	$3,026
Accounts receivable, net of allowance of $10,000	10,766	13,150
Prepaid expenses	137,106	250,733
Total current assets	148,521	266,909
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	71,317	68,424
Accumulated depreciation and amortization	(16,888)	(16,174)
Total properties and equipment	54,429	52,250
Deposits and other assets	1,864	5,864
Total assets	$204,814	$325,023

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable
Trade	$26,144	$13,554
Oil and gas proceeds due others	5,874	4,990
Advances received from joint interest participants	29,880	33,056
Accrued expenses - other	10,000	-
Accrued interest - related parties	65,059	49,618
Convertible notes payable - principally related parties	510,476	510,476
Total current liabilities	647,433	611,694
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 17,375,539 shares issued and outstanding at July 31, 2010 and April 30, 2010, respectively	17,376	17,376
Additional paid in capital	2,219,708	2,219,708
Prepaid officer compensation	-	(12,129)
Other comprehensive loss	(5,000)	(1,000)
Deficit accumulated during the exploration stage	(2,674,703)	(2,510,626)
Total stockholders' equity (deficit)	(442,619)	(286,671)
Total liabilities and stockholders' equity (deficit)	$204,814	$325,023

See accompanying notes to financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the three months ended July 31, 2010 and 2009
and the period from inception (August 18, 2006) through July 31, 2010
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2010	2009	2010

Oil and natural gas sales	$1,905	$1,614	$40,920
Pipeline fees	-	-	2,450
Total revenues	1,905	1,614	43,370
Costs and expenses
Oil and natural gas production taxes	137	116	2,947
Oil and natural gas production expenses	2,644	4,850	100,947
Depreciation and amortization	714	1,599	15,300
Asset impairment	-	-	863,820
Compensation	123,879	128,701	1,271,416
Bad debt expense	-	-	86,000
General and administrative expense, net of operator's overhead fees	23,167	26,771	311,994
	150,541	162,037	2,652,424
Loss from operations	(148,636)	(160,423)	(2,609,054)
Other income (expense):
Other income	-	-	320
Interest income	-	300	900
Interest expense	(15,441)	(12,075)	(66,869)
Total other income (expense)	(15,441)	(11,775)	(65,649)
Net loss	(164,077)	(172,198)	(2,674,703)
Other comprehensive loss
Unrealized loss on available for sale securities	(4,000)	-	(5,000)
Net comprehensive loss	$(168,077)	$(172,198)	$(2,679,703)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	17,375,539	15,027,713

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit
For the years ended April 30, 2010 and 2009 and the period
from inception (August 18, 2006) through April 30, 2010

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE August 18, 2006		-	$-	$-	$-
Common stock issued for net assets	9/1/2006	11,264,485	11,265	88,735	-
Common stock issued for cash	9/7/2006	1,126,448	1,126	8,874	-
Common stock issued for cash	9/11/2006	1,126,448	1,126	8,874	-
Net loss		-	-		-
BALANCE April 30, 2007		13,517,381	13,517	106,483	-
Net loss		-	-		-
BALANCE April 30, 2008		13,517,381	13,517	106,483	-
Acquisition of North American Energy Resources, Inc.	7/28/2008	177,000	177	119,653	-
Conversion of note payable and accrued interest for common stock	7/31/2008	153,000	153	35,377	-
Common stock options granted for:
350,000 shares at $1.00 per share	8/1/2008	-	-	178,000	(178,000)
50,000 shares at $1.25 per share	8/1/2008	-	-	27,096	(27,096)
Exercise common stock options:
for $1.25 per share	9/22/2008	100	-	6,250	-
for $1.00 per share	9/22/2008	1,000	1	49,999	-
for $1.25 per share	10/13/2008	100	-	6,250	-
for $1.00 per share	10/13/2008	70	-	3,500	-
Accounts payable paid with common stock	10/14/2008	90	-	9,016	-
Amortize intrinsic value of options	10/31/2008	-	-	-	17,091
Cancel common stock options	11/5/2008	-	-	(188,005)	188,005
Common stock issued for compensation	11/7/2008	100	-	6,250	-
Common stock issued for accounts payable	11/7/2008	60	-	3,000	-
Common stock issued for consulting service	11/12/2008	3,000	3	310,497	-
Common stock issued for accounts payable	11/17/2008	400	1	24,999	-
Capital contribution by shareholder in cash	11/30/2008	-	-	50,000	-
Common stock issued for:
Compensation	12/9/2008	338	-	5,000	-
Accounts payable	12/9/2008	300	-	1,200	-
Accounts payable	12/9/2008	400	-	6,000	-
Compensation	1/5/2009	500	1	4,999	-
Accounts payable	1/5/2009	800	1	3,199	-
Accounts payable	1/5/2009	400	1	3,999	-
Accounts payable	1/19/2009	4,000	4	14,996	-
Compensation	1/26/2009	1,500	2	4,998	-
Accounts payable	2/24/2009	6,000	6	9,761	-
Compensation	2/24/2009	1,000	1	1,999	-
Compensation	3/4/2009	4,000	4	4,996	-
Compensation	4/6/2009	4,000	4	5,996	-
Officer compensation	4/21/2009	160,000	160	145,440	-
Net loss		-	-	-	-
BALANCE April 30, 2009		14,035,539	$14,036	960,948	-
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

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Other comprehensive loss on available-for-sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE July 31, 2010		17,375,539	$17,376	$2,219,708	$-

					(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the years ended April 30, 2010 and 2009 and the period
from inception (August 18, 2006) through April 30, 2010

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Other comprehensive loss on available-for-sale securities	-	(4,000)	-	(4,000)
Amortize officer compensation	12,129	-	-	12,129
Net loss	-	-	(164,077)	(164,077)
BALANCE July 31, 2010	$-	$(5,000)	$(2,674,703)	$(442,619)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows
For the three months ended July 31, 2010 and 2009
and the period from inception (August 18, 2006) through July 31, 2010
(Unaudited)

			Inception
			(August 18, 2006)
			through
			July 31,
	2010	2009	2010

Operating activities
Net loss	$(164,077)	$(172,198)	$(2,674,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	714	1,599	15,300
Non-cash compensation	123,879	128,701	1,271,416
Bad debt expense	-	10,000	91,415
Asset impairment	-	-	863,820
Increase (decrease) in:
Accounts receivable	(30,672)	(18,086)	(127,050)
Interest accrued on loan to related party	-	(300)	(900)
Prepaid expenses and other assets	1,877	1,717	(3,595)
Accounts payable	12,589	5,344	286,643
Accrued interest - related parties	15,441	12,075	65,339
Accrued expenses	10,000	-	10,000
Related party advances for working capital	-	-	2,000
Oil and gas proceeds due others	884	-	5,874
Advances from joint interest owners	29,881	38,382	21,464
Net cash from (used in) operating activities	516	7,234	(172,977)
Investing activities
Payments for oil and natural gas properties and equipment	(2,893)	(95)	(164,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Loan to related party	-	-	(19,993)
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(2,893)	(95)	(64,474)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	-	50,000
Loans from related parties	-	-	113,350
Sale of common stock	-	-	26,000
Net cash provided by financing activities	-	-	238,100
Net increase in cash and cash equivalents	(2,377)	7,139	649
Cash and cash equivalents, beginning of period	3,026	27,966	-
Cash and cash equivalents, end of period	$649	$35,105	$649
			(Continued)
See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the three months ended July 31, 2010 and 2009
and the period from inception (August 18, 2006) through July 31, 2010
(Unaudited)

			Inception
			(August 18, 2006)
			through
			July 31,
	2010	2009	2010

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$1,094
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable			$76,000
Oil and gas properties			303,670
Interest in pipeline			100,000
Loans to shareholders assumed			(371,000)
Advance from joint interest participant assumed			(8,670)
			$100,000
Acquisition of North American Energy Resources, Inc. in reverse acquisition:
Assets acquired, other than cash			$-
Liabilities assumed			(30,170)
			(30,170)
Common stock issued			150,000
Cash received in excess of cash paid			$119,830

Exchange of joint interest receivable for oil and natural gas properties	$-	-	$53,068
Convertible note payable and accrued interest exchanged for 1,000 shares of North American Exploration, Inc. common stock	-	-	35,530
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Consulting agreements	-	630,000	902,600
Unevaluated oil and natural gas properties	-	126,000	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
 (An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The consolidated financial statements include the accounts of North American Energy Resources, Inc. (“NAER”) and its wholly owned subsidiary, North American Exploration, Inc. (“NAE”) (collectively the “Company”).

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2010, which is included in the Company’s Form 10-K dated April 30, 2010.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Business

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry with activities, including the drilling, completion and operation of oil and gas wells in Oklahoma.  The Company also has an interest in a pipeline in its area of operations which could be used for gathering its gas and the gas production of other producers.  The Company's gas production has been shut-in due to low prices since February 2009.

Exploration stage
The Company is in the exploration stage and has realized only nominal revenue to date.  The decline in gas prices has placed the Company's original gas development plans  in Washington County, Oklahoma on hold.  The Company has plans to raise funds in order to develop or acquire additional oil leases.  Accordingly, the operation of the Company is presented as those of a development stage enterprise, from its inception (August 18, 2006).

Going concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced operations in September 2006.

At July 31, 2010 and April 30, 2010 the Company had a working capital deficit of $511,040 and $344,785, respectively.  The Company has an accumulated deficit of $2,674,702  which includes a loss of $164,077 during the three months ended July 31, 2010, which includes stock compensation in the amount of $123,879.  The Company's note payable to a shareholder with a balance of $384,428 at July 31, 2010, was due May 1, 2010 and remains unpaid.  The Company expects to extend the note or convert it to common stock.

The Company had relied on receiving an additional $1,300,000 from the prior shareholders to fund its planned drilling and development program.  As discussed in Note 3, the prior shareholders defaulted on their agreement.  Accordingly, the Company will plan to meet its capital requirements for the next year with private placements of its common stock or advances from related parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Fiscal year
2011 refers to periods ending during the fiscal year ending April 30, 2011 and 2010 refers to periods ended during the fiscal year ended April 30, 2010.

Reclassification
Certain reclassifications have been made in the financial statements at July 31, 2009 and for the periods then ended to conform to the July 31, 2010 presentation.  The reclassifications had no effect on net loss.

Recent adopted and pending accounting pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through August 23, 2010 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company adopted ASU 2010-09 with no effect on its financial position or results of operation at July 31, 2010.

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

Convertible notes payable includes convertible notes payable to shareholders and others in the total amount of $510,476 at January 31, 2010 April 30, 2010.  One note with a balance of $384,428 at July 31, 2010 and April 30, 2010 was due May 1, 2010 and remains past due.  The note is convertible into the Company's common stock at a price of $1.50 per share.  The remaining notes in the total amount of $126,048 are due in March and April 2011, including interest at 12% and are convertible into the Company's common stock at a price ranging from $0.03 to $1.00 per share.

NOTE 3:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At July 31, 2010 and April 30, 2010, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At July 31, 2010 and April 30, 2010 the Company has 17,375,539 shares issued and outstanding.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.  No options are outstanding at July 31, 2010.  At July 31, 2010, there are 1,242,333 shares available for grant.

NOTE 4:	PREPAID EXPENSES

The Company recorded prepaid expenses from the issue of its common stock for consulting services.  The cost, based on the trading price of the stock at the time of the transaction, is amortized to expense over the term of the contracts.  The unamortized balances at July 31, 2010 and April 30, 2010 are as follows:

	July 31,	April 30,
	2010	2009
Current asset
Stockholder relations firm	$105,000	$168,000
Consulting firm assisting with listing common stock on the Frankfort Exchange	22,875	68,625
Administrative management	6,500	9,500
Other prepaid expense	2,731	4,608
	$137,106	$250,733
Component of stockholders' deficit
Chief executive officer compensation	$-	$12,129

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act.  Discussions containing such forward-looking statements may be found throughout this statement.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

Our plan of operation for the next twelve months is to obtain funding from private placements of our common stock and acquire additional leases.

COMPARISON OF THREE MONTHS ENDED JULY 31, 2010 AND 2009

Revenues during the three months ended July 31, 2010 and 2009 were as follows:

	2010	2009

Oil production	$1,905	$1,614

Oil revenues included 31 net barrels sold in 2010 and 32 net barrels of oil sold in 2009.  Due to low prices, the Company shut-in its gas production during January 2009.  The Company's oil prices per barrel averaged $61.94 during 2010 and $49.74 during 2009.

Costs and expenses during the three months ended July 31, 2010 and 2009 were as follows:

	2010	2009

Oil and natural gas production taxes	$137	$116
Oil and natural gas production expenses	2,644	4,850
Depreciation and amortization	714	1,599
Non-cash compensation	123,879	128,701
Other general and administrative expense, net of operator's overhead fee	23,167	26,771
Total	$150,541	$162,037

Oil and natural gas production expenses were $2,644 in 2010, principally on the Company's producing oil wells.  In 2009, the cost was $4,850 and included repair costs associated with corrosive water damage.

Non-cash compensation in 2010 and 2009 represents the current period charge for stock which has been issued for consulting contracts.

Other income (expense) during the three months ended July 31, 2010 and 2009 is as follows:

	2010	2009

Interest income	$-	$300
Interest expense	(15,441)	(12,075)
Total	$(15,441)	$(11,775)

The interest bearing debt increased as of the end of the 2010 period as compared to the 2009 period.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At July 31, 2010, we had $649 in cash and a working capital deficit of $511,040.  Comparatively, we had cash of $3,026 and a working capital deficit of $344,785 at April 30, 2010.  The principal element of the change in working capital was an increase in prepaid consulting contracts of $113,627 and other losses incurred during the period.

We estimate that our total planned cash expenditures over the next twelve months will be approximately $120,000 for corporate overhead.  We expect to utilize excess funds, when available, to acquire additional acreage for future drilling operations and plan to issue our common stock for certain services when possible.  The Company's note payable to a shareholder with a balance of $384,428 at July 31, 2010, was due May 1, 2010 and remains unpaid.  The Company expects to extend the note or convert it to common stock.

The Company will plan to meet its capital requirements for the next year with private placements of its common stock or advances from related parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

CASH FROM OPERATING ACTIVITIES

Cash from operating activities was $516 for the three-month period ended July 31, 2010 and cash from operations was $7,234 for the comparable 2009 period.  There has been only nominal activity with a significant portion of the operating loss being paid with common stock.

CASH USED IN FINANCING ACTIVITIES

We incurred capital costs of $2,893 and $95 in the three months ended July 31, 2010 and 2009, respectively.

CASH FROM FINANCING ACTIVITIES

No activity during the three months ended July 31, 2010 and 2009.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining a replacement for the shareholder contributions to pursue our business plan.  For these reasons, there is substantial doubt we will be able to continue as a going concern, since we are dependent upon an as yet unknown source to provide sufficient funds to finance future operations until our revenues are adequate to fund our cost of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of July 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

None during the quarter ended July 31, 2010.

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

Date: September 9, 2010

	By: /s/	Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer