Form 10-Q
period 2010-10-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2010-12-07
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2010

File No. 000-52522

North American Energy Resources, Inc.
(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6914 So Yorktown Ave., Suite 130, Tulsa, OK 74136
(Address of principal executive offices) (Zip Code)

11005 Anderson Mill Road, Austin, Texas 78750
(Former address of principal executive offices) (Zip Code)

Registrant's telephone number: (918) 712-7774

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,375,539 shares of common stock outstanding as of November 30, 2010.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Balance Sheets
October 31, 2010 (Unaudited) and April 30, 2010

	October 31,	April 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,993	$3,026
Accounts receivable, net of allowance of $10,000 at 4/30/10	15,000	13,150
Prepaid expenses	45,500	250,733
Total current assets	62,493	266,909
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	68,424
Accumulated depreciation and amortization	-	(16,174)
Total properties and equipment	2,358	52,250
Deposits and other assets	-	5,864
Total assets	$64,851	$325,023

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$55,254	$13,554
Oil and gas proceeds due others	6,868	4,990
Advances received from joint interest participants	-	33,056
Accrued expenses	358	-
Accrued interest - related parties	80,799	49,618
Convertible notes payable - principally related parties	527,976	510,476
Total current liabilities	671,255	611,694
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares
authorized; 17,375,539 shares issued and outstanding
at October 31, 2010 and April 30, 2010, respectively	17,376	17,376
Additional paid in capital	2,219,708	2,219,708
Prepaid officer compensation	-	(12,129)
Other comprehensive loss	-	(1,000)
Deficit accumulated during the exploration stage	(2,843,488)	(2,510,626)
Total stockholders' deficit	(606,404)	(286,671)
Total liabilities and stockholders' deficit	$64,851	$325,023

See accompanying notes to financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the three months ended October 31, 2010 and 2009
(Unaudited)

	2010	2009

Oil and natural gas sales	$2,139	$1,974
Pipeline fees	-	-
Total revenues	2,139	1,974
Costs and expenses
Oil and natural gas production taxes	152	142
Oil and natural gas production expenses	5,753	4,115
Depreciation and amortization	764	1,641
Asset impairment	46,894	108,000
Non-cash compensation	88,875	106,326
Bad debt expense	7,828	-
General and administrative expense, net of
operator's overhead fees	4,918	59,716
	155,184	279,940
Loss from operations	(153,045)	(277,966)
Other income (expense):
Interest income	-	300
Interest expense	(15,740)	(12,079)
Total other income (expense)	(15,740)	(11,779)
Net loss	(168,785)	(289,745)
Other comprehensive loss
Unrealized loss on available for sale securities	-	-
Net comprehensive loss	$(168,785)	$(289,745)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding	17,375,539	15,659,887

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Condensed Consolidated Operations
For the six months ended October 31, 2010 and 2009
and the period from inception (August 18, 2006) through October 31, 2010
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
	2010	2009	2010

Oil and natural gas sales	$4,044	$3,588	$43,059
Pipeline fees	-	-	2,450
Total revenues	4,044	3,588	45,509
Costs and expenses
Oil and natural gas production taxes	289	258	3,099
Oil and natural gas production expenses	8,397	8,966	106,700
Depreciation and amortization	1,478	3,240	16,064
Asset impairment	46,894	108,000	910,714
Non-cash compensation	212,754	235,027	1,360,291
Bad debt expense	7,828	10,000	93,828
General and administrative expense, net of
operator's overhead fees	28,085	86,486	316,912
	305,725	451,977	2,807,608
Loss from operations	(301,681)	(448,389)	(2,762,099)
Other income (expense):
Other income	-	-	320
Interest income	-	600	900
Interest expense	(31,181)	(24,154)	(82,609)
Total other income (expense)	(31,181)	(23,554)	(81,389)
Net loss	(332,862)	(471,943)	(2,843,488)
Other comprehensive loss
Unrealized loss on available for sale securities	1,000	-	-
Net comprehensive loss	$(331,862)	$(471,943)	$(2,843,488)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding	17,375,539	15,343,800

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through October 31, 2010
(Unaudited)

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
For the period from inception (August 18, 2006) through October 31, 2010
(Unaudited)

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2010
(Unaudited)

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE October 31, 2010		17,375,539	$17,376	$2,219,708	$-

(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2010
(Unaudited)
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Net loss	-	-	(332,862)	(332,862)
BALANCE October 31, 2010	$-	$-	$(2,843,488)	$(606,404)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows
For the six months ended October 31, 2010 and 2009
and the period from inception (August 18, 2006) through October 31, 2010
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
	2010	2009	2010

Operating activities
Net loss	$(332,862)	$(471,943)	$(2,843,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,478	3,240	16,064
Non-cash compensation	212,754	235,027	1,360,291
Bad debt expense	7,828	10,000	99,243
Asset impairment	46,894	108,000	910,714
Changes in operating assets and liabilities:
Accounts receivable	(9,679)	(17,584)	(106,057)
Interest accrued on loan to related party	-	-	(900)
Prepaid expenses and other assets	5,472	(837)	-
Accounts payable	22,642	60,801	296,696
Accrued interest - related parties	31,181	24,154	81,079
Accrued expenses	-	-	-
Related party advances for working capital	-	9,700	2,000
Oil and gas proceeds due others	1,878	-	6,868
Advances from joint interest owners	(1,226)	17,652	(9,643)
Net cash from (used in) operating activities	(13,640)	(21,790)	(187,133)
Investing activities
Payments for oil and natural gas properties and equipment	(4,893)	(95)	(166,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Loan to related party	-	-	(19,993)
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(4,893)	(95)	(66,474)
Financing activities
Loan proceeds	17,500	-	66,250
Shareholder contribution	-	-	50,000
Loans from related parties	-	-	113,350
Sale of common stock	-	-	26,000
Net cash provided by financing activities	17,500	-	255,600
Net increase in cash and cash equivalents	(1,033)	(21,885)	1,993
Cash and cash equivalents, beginning of period	3,026	27,966	-
Cash and cash equivalents, end of period	$1,993	$6,081	$1,993
(Continued)
See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(An Exploration Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the six months ended October 31, 2010 and 2009
and the period from inception (August 18, 2006) through October 31, 2010
(Unaudited)

			Inception
			(August 18, 2006)
			through
			October 31,
	2010	2009	2010

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$1,094
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable			$76,000
Oil and gas properties			303,670
Interest in pipeline			100,000
Loans to shareholders assumed			(371,000)
Advance from joint interest participant assumed			(8,670)
			$100,000

Acquisition of North American Energy Resources, Inc. in reverse acquisition:
Assets acquired, other than cash			$-
Liabilities assumed			(30,170)
			(30,170)
Common stock issued			150,000
Cash received in excess of cash paid			$119,830

Exchange of joint interest receivable for oil and natural gas properties	$-	-	$53,068
Convertible note payable and accrued interest exchanged for 1,000 shares of North American Exploration, Inc. common stock	-	-	35,530
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Consulting agreements	-	630,000	902,600
Unevaluated oil and natural gas properties	-	126,000	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Participant advance converted to accounts payable	31,829	-	31,829

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

Business

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry with activities, including the drilling, completion and operation of oil and gas wells in Oklahoma.  The Company also has an interest in a pipeline in its area of operations which could be used for gathering gas production.  The Company's gas production has been shut-in due to low prices since February 2009 in Washington County, Oklahoma and was sold effective October 1, 2010.  The Company has acquired a non-operated interest in a gas well in Texas County, Oklahoma and is seeking to acquire other non-operated interests when funds are available.

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

At October 31, 2010 and April 30, 2010 the Company had a working capital deficit of $608,762 and $344,785, respectively.  The Company has an accumulated deficit of $2,843,488  which includes a loss of $332,862 during the six months ended October 31, 2010, which includes stock compensation in the amount of $212,754.  The Company's note payable to a shareholder with a balance of $384,428 at July 31, 2010, was due May 1, 2010 and remains unpaid.  The Company expects to extend the note or convert it to common stock.

Effective October 1, 2010, the Company sold all of its shut-in gas properties and its producing oil properties in Washington County, Oklahoma.  The Company invested in its first non-operated gas well in October 2010 and plans to continue this course as funds become available.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Fiscal year
2011 refers to periods ending during the fiscal year ending April 30, 2011 and 2010 refers to periods ended during the fiscal year ended April 30, 2010.

Reclassification
Certain reclassifications have been made in the financial statements at October 31, 2009 and for the periods then ended to conform to the October 31, 2010 presentation.  The reclassifications had no effect on net loss.

Recent adopted and pending accounting pronouncements
 Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through November 30, 2010 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), "Accounting for Technical Amendments to Various SEC Rules and Schedules — Amendments to SEC Paragraphs Pursuant to Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies" and ASU 2010-22, "Accounting for Various Topics — Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission." Both corrections have been adopted by the Company and had no effect on the financial position, results of operations or cash flows of the Company.

NOTE 2:                RELATED PARTY TRANSACTIONS

The Company previously sold its gas pursuant to a contract with a gathering system principally owned by a related party.  The Company received a price equal to 70% of the posted price, which is the same rate charged to third parties.  The related party retained the other 30% of the posted price for gathering fees and marketing fees.  The gathering system has been shut-in due to low gas prices since February 2009.  The Company sold all of its interest in these gas wells effective October 1, 2010.

Convertible notes payable includes convertible notes payable to shareholders and others in the total amount of $527,976 and $510,476 at October 31, 2010 and April 30, 2010, respectively.  One note with a balance of $384,428 at October 31, 2010 and April 30, 2010 was due May 1, 2010 and remains past due.  This note is convertible into the Company's common stock at a price of $1.50 per share.  The remaining notes in the total amount of $143,548 are due, $126,048 in March and April 2011 and $17,500 in September 2011, including interest at 12% and are convertible into the Company's common stock at a price ranging from $0.03 to $1.00 per share.

NOTE 3:                STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At October 31, 2010 and April 30, 2010, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At October 31, 2010 and April 30, 2010 the Company has 17,375,539 shares issued and outstanding.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.  No options are outstanding at October 31, 2010.  At October 31, 2010, there are 1,242,333 shares available for grant.

NOTE 4:                PREPAID EXPENSES

The Company recorded prepaid expenses from the issue of its common stock for consulting services.  The cost, based on the trading price of the stock at the time of the transaction, is amortized to expense over the term of the contracts.  The unamortized balances at October 31, 2010 and April 30, 2010 are as follows:

	October 31,	April 30,
	2010	2009
Current asset
Stockholder relations firm	$42,000	$168,000
Consulting firm assisting with listing common stock on
the Frankfort Exchange	-	68,625
Administrative management	3,500	9,500
Other prepaid expense	-	4,608
	$45,500	$250,733
Component of stockholders' deficit
Chief executive officer compensation	$-	$12,129

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act.  Discussions containing such forward-looking statements may be found throughout this statement.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

Our plan of operation for the next twelve months is to obtain funding from private placements of our common stock and acquire additional leases.

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009

Revenues during the three months ended October 31, 2010 and 2009 were as follows:

	2010	2009

Oil production	$2,139	$1,974

Oil revenues included 32 net barrels sold in 2010 and in 2009.  Due to low prices, the Company shut-in its gas production during January 2009.  The Company's oil prices per barrel averaged $66.84 during 2010 and $61.69 during 2009.

Costs and expenses during the three months ended October 31, 2010 and 2009 were as follows:

	2010	2009

Oil and natural gas production taxes	$152	$142
Oil and natural gas production expenses	5,753	4,115
Depreciation and amortization	764	1,641
Asset impairment	46,894	108,000
Non-cash compensation	88,875	106,326
Bad debt expense	7,828	-
Other general and administrative expense,
net of operator's overhead fee	4,918	59,716
Total	$155,184	$279,940

The Company recorded asset impairment charges in 2010 and 2009.  The charge in 2010 was as a result of the sale of its remaining shut-in gas properties and its producing oil properties in Washington County, Oklahoma during October 2010.  The 2009 impairment was a result of an acquisition made with common stock being higher than the value of the discounted reserves at the time of the acquisition.

Non-cash compensation in 2010 and 2009 represents the current period charge for stock which has been issued for consulting contracts.

Other general and administrative expense, net of operator's overhead fee declined from $59,716 to $4,918.  The majority of the decline is due to lower legal costs of $34,161 and lower accounting and auditing costs.

Other income (expense) during the three months ended October 31, 2010 and 2009 is as follows:

	2010	2009

Interest income	$-	$300
Interest expense	(15,740)	(12,079)
Total	$(15,740)	$(11,779)

The interest bearing debt increased during the 2010 period as compared to the 2009 period.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

Revenues during the six months ended October 31, 2010 and 2009 were as follows:

	2010	2009

Oil production	$4,044	$3,588

Oil revenues included 64 net barrels sold in 2010 and 66 net barrels sold in 2009.  Due to low prices, the Company shut-in its gas production during January 2009.  The Company's oil prices per barrel averaged $63.19 during 2010 and $54.36 during 2009.  The Company sold this production effective October 1, 2010.

Costs and expenses during the six months ended October 31, 2010 and 2009 were as follows:

	2010	2009

Oil and natural gas production taxes	$289	$258
Oil and natural gas production expenses	8,397	8,966
Depreciation and amortization	1,478	3,240
Asset impairment	46,894	108,000
Non-cash compensation	212,754	235,027
Bad debt expense	7,828	10,000
Other general and administrative expense,
net of operator's overhead fee	28,085	86,486
Total	$305,725	$451,977

The Company recorded asset impairment charges in 2010 and 2009.  The charge in 2010 was as a result of the sale of its remaining shut-in gas properties and its producing oil properties in Washington County, Oklahoma during October 2010.  The 2009 impairment was a result of an acquisition made with common stock being higher than the value of the discounted reserves at the time of the acquisition.

Non-cash compensation in 2010 and 2009 represents the current period charge for stock which has been issued for consulting contracts.

Other general and administrative expense, net of operator's overhead fee declined from $86,486 to $28,085.  The majority of the decline is due to lower legal costs of $34,161 and lower accounting and auditing costs.

Other income (expense) during the six months ended October 31, 2010 and 2009 is as follows:

	2010	2009

Interest income	$-	$600
Interest expense	(31,181)	(24,154)
Total	$(31,181)	$(23,554)

The interest bearing debt increased during the 2010 period as compared to the 2009 period.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At October 31, 2010, we had $1,993 in cash and a working capital deficit of $608,762.  Comparatively, we had cash of $3,026 and a working capital deficit of $344,785 at April 30, 2010.  The principal element of the change in working capital was a decrease in prepaid consulting contracts of $205,233 and other losses incurred during the period which caused higher current liabilities.

We estimate that our total planned cash expenditures over the next twelve months will be approximately $36,000 for basic corporate overhead, assuming no increased operations.  We expect to utilize excess funds, when available, to acquire additional acreage for future drilling operations and plan to issue our common stock for certain services when possible.  The Company's note payable to a shareholder with a balance of $384,428 at October 31, 2010, was due May 1, 2010 and remains unpaid.  The Company expects to extend the note or convert it to common stock.

The Company will plan to meet its capital requirements for the next year with private placements of its common stock or advances from related parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities was $13,640 for the six-month period ended October 31, 2010 and cash used in operations was $21,790 for the comparable 2009 period.  There has been only nominal activity with a significant portion of the operating loss being paid with common stock.

CASH USED IN FINANCING ACTIVITIES

We incurred capital costs of $4,893 and $95 in the six months ended October 31, 2010 and 2009, respectively.

CASH FROM FINANCING ACTIVITIES

Received loan proceeds of $17,500 during the three months ended October 31, 2010 and had no activity during the six months ended October 31, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of October 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are not effective, due to a lack of segregation of duties, in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

None during the quarter ended October 31, 2010.

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
Date: December 7, 2010
	By:	/s/ Ross E. Silvey
President, Chief Executive Officer and
Acting Chief Financial Officer