Form 10-Q
period 2011-01-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2011-03-15
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2011

File No. 000-52522

North American Energy Resources, Inc.
(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

228 Saint Charles Ave., Suite 724, New Orleans, LA  70130
(Address of principal executive offices) (Zip Code)

Registrant's telephone number:  (504) 561-1151

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of February 21, 2011.

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

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Balance Sheets
January 31, 2011 (Unaudited) and April 30, 2010

	January 31,	April 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$886	$3,026
Accounts receivable, net of allowance of $10,000 at 4/30/10	5,000	13,150
Prepaid expenses	12,223	250,733
Total current assets	18,109	266,909
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	68,424
Accumulated depreciation and amortization	(52)	(16,174)
Total properties and equipment	2,306	52,250
Deposits and other assets	-	5,864
Total assets	$20,415	$325,023

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$25,321	$13,554
Oil and gas proceeds due others	368	4,990
Related parties	21,906	-
Advances received from joint interest participants	-	33,056
Accrued expenses	473	-
Accrued interest - related parties	-	49,618
Convertible notes payable - principally related parties	38,678	510,476
Total current liabilities	86,746	611,694
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 and 17,375,539 shares issued and outstanding at January 31, 2011 and April 30, 2010, respectively	21,555	17,376
Additional paid in capital	2,838,197	2,219,708
Prepaid officer compensation	-	(12,129)
Other comprehensive loss	-	(1,000)
Deficit accumulated during the exploration stage	(2,926,083)	(2,510,626)
Total stockholders' deficit	(66,331)	(286,671)
Total liabilities and stockholders' deficit	$20,415	$325,023

See accompanying notes to financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Condensed Consolidated Operations
For the three months ended January 31, 2011 and 2010
(Unaudited)

	2011	2010

Oil and natural gas sales	$322	$2,263
Total revenues	322	2,263
Costs and expenses
Oil and natural gas production taxes	23	163
Oil and natural gas production expenses	171	2,138
Depreciation and amortization	52	1,620
Non-cash compensation	53,500	152,076
General and administrative expense, net of operator's overhead fees	23,672	2,656
	77,418	158,653
Loss from operations	(77,096)	(156,390)
Other income (expense):
Interest income	-	300
Interest expense	(5,500)	(12,036)
Total other income (expense)	(5,500)	(11,736)
Net loss	(82,596)	(168,126)
Other comprehensive loss
Unrealized loss on available for sale securities	-	-
Net comprehensive loss	$(82,596)	$(168,126)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	20,029,232	16,055,539

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Condensed Consolidated Operations
For the nine months ended January 31, 2011 and 2010
and the period from inception (August 18, 2006) through January 31, 2011
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2011	2010	2011

Oil and natural gas sales	$4,366	$5,851	$43,381
Pipeline fees	-	-	2,450
Total revenues	4,366	5,851	45,831
Costs and expenses
Oil and natural gas production taxes	312	421	3,122
Oil and natural gas production expenses	8,568	11,105	106,871
Depreciation and amortization	1,530	4,860	16,116
Asset impairment	46,894	108,000	910,714
Non-cash compensation	266,254	394,728	1,413,791
Bad debt expense	7,828	10,000	93,828
General and administrative expense, net of operator's overhead fees	51,757	89,142	340,584
	383,143	618,256	2,885,026
Loss from operations	(378,777)	(612,405)	(2,839,195)
Other income (expense):
Other income	-	-	320
Interest income	-	900	900
Interest expense	(36,680)	(36,190)	(88,108)
Total other income (expense)	(36,680)	(35,290)	(86,888)
Net loss	(415,457)	(647,695)	(2,926,083)
Other comprehensive loss
Unrealized loss on available for sale securities	-	-	(1,000)
Net comprehensive loss	$(415,457)	$(647,695)	$(2,927,083)

Net loss per common share, basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding	18,260,104	15,530,956

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through January 31, 2011
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
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through January 31, 2011
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
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through January 31, 2011
(Unaudited)

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-		-	-
sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE January 31, 2011		21,554,945	$21,555	$2,838,197	$-

(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through January 31, 2011
(Unaudited)

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000

consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-
sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(415,457)	(415,457)
BALANCE January 31, 2011	$-	$-	$(2,926,083)	$(66,331)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Condensed Consolidated Cash Flows
For the nine months ended January 31, 2011 and 2010
and the period from inception (August 18, 2006) through January 31, 2011
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2011	2010	2011

Operating activities
Net loss	$(415,457)	$(647,695)	$(2,926,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,530	4,860	16,116
Non-cash compensation	266,254	394,728	1,413,791
Bad debt expense	7,828	10,000	99,243
Asset impairment	46,894	108,000	910,714
Changes in operating assets and liabilities:
Accounts receivable	321	(17,406)	(96,057)
Interest accrued on loan to related party	-	(900)	(900)
Prepaid expenses and other assets	5,982	(864)	510
Accounts payable	41,060	59,476	315,114
Accrued interest - related parties	36,680	36,190	86,578
Accrued expenses	9	-	9
Related party advances for working capital	-	16,100	2,000
Oil and gas proceeds due others	(4,622)	-	368
Advances from joint interest owners	(1,226)	10,133	(9,643)
Net cash from (used in) operating activities	(14,747)	(27,378)	(188,240)
Investing activities
Payments for oil and natural gas properties and equipment	(4,893)	(95)	(166,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Loan to related party	-	-	(19,993)
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(4,893)	(95)	(66,474)
Financing activities
Loan proceeds	17,500	-	66,250
Shareholder contribution	-	-	50,000
Loans from related parties	-	-	113,350
Sale of common stock	-	-	26,000
Net cash provided by financing activities	17,500	-	255,600
Net increase in cash and cash equivalents	(2,140)	(27,473)	886
Cash and cash equivalents, beginning of period	3,026	27,966	-
Cash and cash equivalents, end of period	$886	$493	$886

(Continued)
See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the nine months ended January 31, 2011 and 2010
and the period from inception (August 18, 2006) through January 31, 2011
(Unaudited)

			Inception
			(August 18, 2006)
			through
			January 31,
	2011	2010	2011
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$1,094
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
	$-	$-	$100,000
Acquisition of North American Energy Resources, Inc. in reverse acquisition:
Assets acquired, other than cash	$-	$-	$-
Liabilities assumed	-	-	(30,170)
	-	-	(30,170)
Common stock issued	-	-	150,000
Cash received in excess of cash paid	$-	$-	$119,830

Exchange of joint interest receivable for oil and natural gas properties	$-	15,752	$53,068
Convertible note payable and accrued interest exchanged for 1,000 shares of North American Exploration, Inc. common stock	-	-	35,530
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Convertible notes payable	556,248	-	556,248
Consulting agreements	-	813,000	902,600
Unevaluated oil and natural gas properties	-	126,000	126,000
Proven oil and natural gas properties	-	192,500	192,500
Accounts payable	-	5,000	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	1,068	1,068
Accounts receivable applied as payment on note payable to related party	-	4,572	4,572
Option exercises paid by reducing note payable related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Participant advance converted to accounts payable	-	-	31,829
Accounts payable converted to convertible note payable	38,678	-	38,678
Covertible note payable and accrued interest forgiven by related party	57,920	-	57,920

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
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

Business

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells.  The Company has an interest in a pipeline in Oklahoma which is currently shut-in, but has been used to gather natural gas production.  The Company's gas production was shut-in due to low prices in February 2009 in Washington County, Oklahoma and was sold effective October 1, 2010.  The Company has acquired a non-operated interest in a gas well in Texas County, Oklahoma.

On December 15, 2010, the Company introduced a new Executive Team.  Clinton W. Coldren became the new Chairman and Chief Executive Officer and Alan G. Massara became Director, President and Chief Financial Officer.  The new Executive Team is actively reviewing opportunities to acquire additional oil and gas production, development and exploration properties.  The initial focus is on properties that are currently producing, but which contain upside drilling and workover potential.  If successful, any acquisition will require significant new external financings which could materially change the existing capital structure of the Company.  There can be no guarantee that the Company will successfully conclude an acquisition.

Development stage
The Company is in the development stage and has realized only nominal revenue to date.  The decline in gas prices and limited reserves caused the Company's original gas development plans  in Washington County, Oklahoma to be cancelled and these properties were sold effective October 1, 2010.  Accordingly, the operation of the Company is presented as those of a development stage enterprise, from its inception (August 18, 2006).

Going concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced operations in September 2006.

At January 31, 2011 and April 30, 2010 the Company had a working capital deficit of $68,637 and $344,785, respectively.  The Company has an accumulated deficit of $2,926,083  which includes a loss of $415,457 during the nine months ended January 31, 2011, which includes stock compensation in the amount of $266,254.  By December 5, 2010, the Company had exchanged 3,329,406 shares of common stock for convertible notes payable principal of $474,358 and $81,890 in accrued interest.  In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2012 with interest accruing at 4% per annum.  The note is convertible into common stock at $0.10 per share.

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

Reclassification
Certain reclassifications have been made in the financial statements at January 31, 2010 and for the periods then ended to conform to the January 31, 2011 presentation.  The reclassifications had no effect on net loss.

Recent adopted and pending accounting pronouncements
 Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through February 21, 2011 and find none that would have a material impact on the financial statements of the Company.

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

Convertible notes payable includes convertible notes payable to shareholders and others in the total amount of $510,476 at April 30, 2010.  Convertible notes payable with a balance of $474,358 in principal and $81,890 in accrued interest were converted into 3,329,406 common shares in December 2010.  A convertible note payable with a principal balance of $53,618 and accrued interest of $4,302 was forgiven and the balance was recorded as a contribution to capital.

Accounts payable - related parties includes the following expense reimbursements due to related parties at January 31, 2011 (none at April 30, 2010).  Expense reimbursements include D&O insurance of $12,233, rent of $6,962, office expenses of $836 and travel expenses of $1,875.

Clinton W. Coldren, Chief Executive Officer	$21,081
Alan G. Massara, Chief Financial Officer	825
$21,906

NOTE 3:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At January 31, 2011 and April 30, 2010, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At January 31, 2011 and April 30, 2010 the Company has 21,554,945 shares and 17,375,539 shares issued and outstanding, respectively.

WARRANTS

As a part of their initial compensation, the new Executive Team was granted Warrants with the following primary terms and conditions.  The strike price exceeded the market price when the Warrants were granted.

a)    Each Warrant shall entitle the owner to purchase one share of common stock of the Company.  The warrants will contain price protection should shares be used for an acquisition at a price lower than the conversion price in force.  The anti dilution provision will not apply to financings done below the strike price.
b)    The Executive Team is granted three Warrant Certificates as follows:
1.	Certificate #1 for 10,000,000 warrants with a strike price of $0.025 per share must be exercised within one year of the date Executive Team begins collecting salaries from the Company,
2.	Certificate #2 for 10,000,000 warrants with a strike price of $0.04 per share and a Term of 5 years from the vesting date, and
3.	Certificate #3 for 10,000,000 warrants with a strike price of $0.055 per share and a Term of 5 years from the vesting date.
c)    Other warrant terms are as follows:
1.	Certificate #1 vests immediately, Certificate #2 shall vest upon execution of Certificate #1 and Certificate #3 shall vest upon execution of Certificate #1.
2.
All Warrants may vest early if the Company has revenue of $12,500,000 total for two consecutive quarters and records a pre-tax net profit for the two quarters and other conditions including change in control, termination, etc.

3.	The Warrant Certificates may be allocated among the Executive Team as they so determine.
4.	The Warrants shall be registered in the first registration statement the Company files, subject to legal counsel approval.

COMMON STOCK OPTIONS

The North American Energy Resources, Inc. 2008 Stock Option Plan ("Plan") was filed on September 11, 2008 and reserves 2,500,000 shares for awards under the Plan.  The Company's Board of Directors is designated to administer the Plan and may form a Compensation Committee for this purpose.  The Plan terminates on July 23, 2013.

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.  No options are outstanding at January 31, 2011.  At January 31, 2011, there are 1,242,333 shares available for grant.

NOTE 4:	PREPAID EXPENSES

The Company recorded prepaid expenses from the issue of its common stock for consulting services.  The cost, based on the trading price of the stock at the time of the transaction, is amortized to expense over the term of the contracts.  The unamortized balances at January 31, 2011 and April 30, 2010 are as follows:

	January 31,	April 30,
	2011	2009
Current asset
Stockholder relations firm	$-	$168,000
Consulting firm assisting with listing common stock on the Frankfort Exchange	-	68,625
Administrative management	500	9,500
Other prepaid expense	11,723	4,608
	$12,223	$250,733
Component of stockholders' deficit
Chief executive officer compensation	$-	$12,129

Other prepaid expense at January 31, 2011 is for D&O insurance for the year ended January 13, 2012.

NOTE 5:	CONVERTIBLE NOTES PAYABLE

Activity in convertible notes payable was as follows:

		Accrued
	Principal	Interest

Balance, April 30, 2010	$510,476	$49,618
Additions before conversion	17,500	36,574
Convertible note forgiven	(53,618)	(4,302)
Conversion of convertible notes and accrued interest	(474,358)	(81,890)
Sub-total	-	-
Exchange of accounts payable for convertible note	38,678	-
Interest accrued	-	106
Balance, January 31, 2011	$38,678	$106

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act.  Discussions containing such forward-looking statements may be found throughout this statement.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

Revenues during the three months ended January 31, 2011 and 2010 were as follows:

	2011	2010

Oil production	$-	$2,263
Gas production	322	-
Total revenue	$322	$2,263

Gas production included 118 MCF sold in 2011.  Oil revenues included 33 net barrels sold in 2010.  As a result of continuing high operating costs, the Company sold all of its producing oil properties and its non-producing gas properties effective October 1, 2010 and acquired one new gas property in a different geographic area.

Costs and expenses during the three months ended January 31, 2011 and 2010 were as follows:

	2011	2010

Oil and natural gas production taxes	$23	$163
Oil and natural gas production expenses	171	2,138
Depreciation and amortization	52	1,620
Non-cash compensation	53,500	152,076
Other general and administrative expense, net of operator's overhead fee	23,672	2,656
Total	$77,418	$158,653

The decline in direct oil and natural gas costs is a result of the sale of the high maintenance oil properties effective October 1, 2010 and the simultaneous purchase of an interest in a producing gas well.  The gas well has produced a small profit whereas the operating costs of the oil production always exceeded its revenue.

Non-cash compensation declined primarily due to completion of the amortization of higher cost consulting agreements which began in the earlier year.

Other general and administrative expense, net of operator's overhead fee increased in the 2011 period primarily due to new costs associated with the expanding staff and the new office location.  Rent increased $6,962; travel and entertainment increased $1,875; and other costs associated with maintaining a separate office also increased.

Other income (expense) during the three months ended January 31, 2011 and 2010 is as follows:

	2011	2010

Interest income	$-	$300
Interest expense	(5,500)	(12,036)
Total	$(5,500)	$(11,736)

The interest bearing debt decreased during the 2011 period as compared to the 2010 period primarily due to the exchange of common stock for convertible notes payable in December 2010.

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

Revenues during the nine months ended January 31, 2011 and 2010 were as follows:

	2011	2010

Oil production	$4,044	$5,851
Gas production	322	-
Total revenue	$4,366	$5,851

Oil revenues included 64 net barrels sold in 2011 and 99 net barrels sold in 2010.  Due to low prices, the Company shut-in its Washington County, Oklahoma gas production during January 2009.  The Company's oil prices per barrel averaged $63.52 during 2011 and $59.06 during 2010.  The Company sold all of its producing oil properties and its non-producing gas properties in Washington County, Oklahoma effective October 1, 2010.  The Company acquired a producing gas well which produced 118 net MCF and averaged $2.73/MCF.

Costs and expenses during the nine months ended January 31, 2011 and 2010 were as follows:

	2011	2010

Oil and natural gas production taxes	$312	$421
Oil and natural gas production expenses	8,568	11,105
Depreciation and amortization	1,530	4,860
Asset impairment	46,894	108,000
Non-cash compensation	266,254	394,728
Bad debt expense	7,828	10,000
Other general and administrative expense, net of operator's overhead fee	51,757	89,142
Total	$383,143	$618,256

The Company recorded asset impairment charges in 2011 and 2010.  The charge in 2011 was as a result of the sale of its remaining shut-in gas properties and its producing oil properties in Washington County, Oklahoma during October 2010.  The 2010 impairment was a result of an acquisition made with common stock being recorded higher than the value of the discounted reserves at the time of the acquisition.

Non-cash compensation in 2011 and 2010 represents the current period charge for stock which has been issued for consulting contracts.  The higher cost contracts have been expiring in 2011, resulting in a reduction in non-cash compensation.

Other general and administrative expense, net of operator's overhead fee declined from $89,142 to $51,757.  The majority of the decline is due to lower legal costs of $34,161 and lower accounting and auditing costs.  A new office was established in New Orleans to accommodate the new Executive Team.  The related costs are expected to cause these expenses to increase in the future.

Other income (expense) during the nine months ended January 31, 2011 and 2010 is as follows:

	2011	2010

Interest income	$-	$900
Interest expense	(36,680)	(36,190)
Total	$(36,680)	$(35,290)

The weighted average interest bearing debt was approximately the same in both periods.  In December 2010, common stock was issued to retire the convertible notes payable outstanding at that time.

LIQUIDITY, CAPITAL RESOURCES AND PLAN OF OPERATIONS

At January 31, 2011, we had $886 in cash and a working capital deficit of $68,637.  Comparatively, we had cash of $3,026 and a working capital deficit of $344,785 at April 30, 2010.  The principal element of the change in working capital was a decrease in prepaid consulting contracts and other prepaid expenses of $238,510, a net decrease in convertible notes payable and related accrued interest of $521,416 and other losses incurred during the period which increased current liabilities.

We estimate that our total planned cash expenditures over the next twelve months will be approximately $100,000 for basic corporate overhead, assuming no increased operations.  We expect to utilize excess funds, when available, to acquire additional acreage for future drilling operations and plan to issue our common stock for certain services when possible.

The Company will plan to meet its capital requirements for the next year with private placements of its common stock or advances from related parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities was $14,747 for the nine-month period ended January 31, 2011 and cash used in operations was $27,378 for the comparable 2010 period.  There has been only nominal activity with a significant portion of the operating loss being paid with common stock.

CASH USED IN FINANCING ACTIVITIES

We incurred capital costs of $4,893 and $95 in the nine months ended January 31, 2011 and 2010, respectively.

CASH FROM FINANCING ACTIVITIES

We received loan proceeds of $17,500 during the nine months ended January 31, 2011 and had no activity during the nine months ended January 31, 2010.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of January 31, 2011.  Based on that review and evaluation, which included inquiries made to certain other consultants of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, is effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  The CEO and CFO feel that a weakness due to a lack of segregation of duties, due to the Company's small size, is mitigated by a third party consultant which the Company has engaged to assist the Company in preparing its financial statements and its filings with the SEC.

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

During the three months ended January 31, 2011, the Company issued 3,329,406 common shares for convertible notes payable and accrued interest of $556,248 and issued 850,000 common shares for a consulting agreement valued at $8,500.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5:	OTHER INFORMATION.

None

ITEM 6:	EXHIBITS

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: March 14, 2011

	By: /s/	Alan G. Massara
President and Chief Financial Officer