Form 10-K
period 2011-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2011-07-01
CIK 1392694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

Commission File Number 000-52522

NORTH AMERICAN ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0550352
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

228 Saint Charles Ave., Suite 724
New Orleans, LA	70130
(Address of Principal Executive Office)	(Zip Code)

Issuer’s telephone number (504) 561-1151

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the shares of our common stock, par value $0.001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $278,202.

As of May 30, 2011, the registrant had outstanding 21,554,945 shares of its common stock, par value of $0.001.

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

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells.  The Company has an interest in a pipeline in Washington County, Oklahoma which is currently shut-in, but has been used to gather natural gas production.  The Company's gas production in Washington County, Oklahoma was shut-in due to low prices in February 2009 and was sold effective October 1, 2010 along with the Company's oil production in the area.  The Company has acquired an interest in a non-operated gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities.  The Company's focus is on acquiring producing oil and gas properties or companies with development potential.

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

PV-10 Value. When used with respect to oil and natural gas reserves, the estimated future gross revenues to be generated from the production of proved reserves, net of estimated production and future development costs, using the guidelines provided by the SEC with prices provided in this report and costs applicable as of the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Proved developed producing reserves. ("PDP") Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

Proved developed non producing reserves. ("PDNP") Proved reserves that are expected to be recovered from existing wellbores, whether or not currently producing, without drilling additional wells. Production of such reserves may require a recompletion.

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

Proved undeveloped reserves. ("PUD") Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

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

OIL AND GAS DRILLING PROSPECTS

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells.  The Company has an interest in a pipeline in Washington County, Oklahoma which is currently shut-in, but has been used to gather natural gas production.  The Company's gas production in Washington County, Oklahoma was shut-in due to low prices in February 2009 and was sold effective October 1, 2010 along with the Company's oil production in the area.  The Company has acquired an interest in a non-operated gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities.

DEVELOPMENT STAGE COMPANY

We are considered a development stage company because we have had limited resources and do not currently have sufficient capital to complete our business plan, which includes acquiring  and operating producing properties with development potential.  Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from inception (August 18, 2006).

OTHER

Our principal executive office is located at 228 Saint Charles Ave., Suite 724, New Orleans, Louisiana  70130 and our telephone number is (504) 561-1151.

FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company.  We have a limited history in the oil and gas development and production business.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending April 30, 2012. We have been in the development stage since our inception, August 18, 2006, have accumulated a net loss of $2,973,018 through April 30, 2011, and incurred a loss of $462,392 for the year then ended.

The Company's strategy to raise additional funds include: sales of its common stock or preferred stock in private transactions, sales of its common or preferred stock in public transactions or to borrow the funds.  Any such potential transactions would be as needed to raise sufficient capital to fund acquisitions and the development of business, projected operating expenses and commitments.  However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

COMPETITION

The Company expects to concentrate the majority of its resources on oil and gas development and production.  The Company is much smaller than most participants in this industry and has now retained individuals with expertise in operating an energy business and performing the steps necessary to complete its business plan.

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

EMPLOYEES

Unless an acquisition is completed, it is anticipated that the only active employees of this business in the near future will be its Chief Executive Officer and its President and Chief Financial Officer.  All other operative functions, such as acquiring leaseholds, creating joint ventures and development and production of oil and gas will be handled by the Chief Executive Officer and its President and Chief Financial Officer or independent contractors and consultants.

ITEM 1A:                     RISK FACTORS

Not applicable.

ITEM 2:                        PROPERTIES

The Company’s oil and gas business is primarily involved in the development and production of oil and gas.  As of April 30, 2011, we have 160 acres under lease in Texas County, Oklahoma which includes 1 producing gas well.  The Company's current focus is to identify, evaluate, and obtain financing to potentially acquire producing oil and gas properties with development potential.

Proved Reserves and Estimated Future Net Revenue

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of April 30, 2011.  These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 10 to our consolidated financial statements included herein.  At April 30, 2011, 100% of the proved reserves have been classified as proved developed producing ("PDP").  There are no proved developed non-producing ("PDNP") reserves.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	-	-	-
Gas (MCF)	13,320	13,320	-
BOE (1)	2,220	2,220	-
Pre-tax future net revenue (2)	$10,740	$10,740	$-
Pre-tax 10% present value (2)	5,690	5,690	-
Standardized measure of discounted
future net cash flows (2)(3)	$5,690	$5,690	$-

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

(3)	See Note 10 to the consolidated financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority or agency except for our Form 10-K for the years ended April 30, 2010 and 2009.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to April 30, 2011.  There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

Proved Reserves Disclosures

Recent SEC Rule-Making Activity.  In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures.  The new disclosure requirements include provisions that:

●
Introduce a new definition of oil and gas producing activities.  This new definition allows companies to include in their reserve base volumes from unconventional resources.  Such unconventional reserves include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

●	Report oil and gas reserves using an un-weighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.

●
Permit companies to disclose their probable and possible reserves on a voluntary basis.  In the past, proved reserves were the only reserves allowed in the disclosures.  (We have chosen not to make disclosure under these categories.)

●	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.
●	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.
●	Replace the existing "certainty" test for areas beyond one offsetting drilling unit from a productive well with a "reasonable certainty" test.
●
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

Production
All of our production was from our leases in Washington, County Oklahoma, until the properties were sold effective October 1, 2010.  We acquired an interest in a non-operated gas well in Texas County, Oklahoma on November 1, 2010 and it represents our current production.

Project Summary
The Company sold its position in Washington County, Oklahoma, effective October 1, 2010, acquired an interest in a non-operated gas well and continues to evaluate other investment opportunities.

Acreage
The following table summarizes gross and net developed acreage at April 30, 2011.

	Developed Acreage
	Gross	Net
Texas County, Oklahoma	160	12

Production History
The following table presents the historical information about our natural gas and oil production volumes.

	Year ended April 30,
	2011	2010
Oil production (BBLs)	64	220
Gas production (MCF)	291	-
Total production (BOE)	112	220
Daily production (BOE/d)	0.31	0.60
Average sales price:
Oil (per BBL)	$63.52	$65.33
Gas (per MCF)	$2.87	$-
Total (per BOE)	$43.56	$65.33
Average production cost (per BOE)	$78.62	$102.64
Average production taxes (per BOE)	$3.12	$4.69

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

Productive wells
The following table presents our ownership at April 30, 2011 and 2010, in oil and natural gas wells (a net well is our percentage ownership of a gross well).

		Oil wells		Gas wells		Total wells
Year		Gross	Net	Gross	Net	Gross	Net

2011	Oklahoma	-	-	1.0	0.1	1.0	0.1
2010	Oklahoma	2.0	1.0	-	-	2.0	1.0

Drilling Activities
We did not participate in any drilling activities during 2011.

Cost information
We conduct our oil and natural gas activities entirely in the United States and to date only in Oklahoma.  Costs incurred for property acquisition, exploration and development activities during the years ended April 30, 2011 and 2010 are shown below.

	For the years ended April 30,
	2011	2010
Acquisition of proved properties	$2,000	$207,645
Acquisition on non-producing properties	-	126,607
Development costs	2,893	95
Total costs incurred	$4,893	$334,347

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

		Natural Gas
	Oil (BBLs)	(MCF)
Balance, April 30, 2009	7,288	-
Acquisition of minerals in place	7,222	-
Production	(220)	-
Revisions of estimates	(12,040)	-
Balance, April 30, 2010	2,250	-
Acquisition of minerals in place	-	13,611
Sales of properties	(2,186)	-
Production	(64)	(291)
Revisions of estimates	-	-
Balance, April 30, 2011	-	13,320

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

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2011	2010
Future cash flows	$39,580	$154,220
Future production costs	(28,840)	(87,530)
Future income taxes	-	-
Future net cash flows	10,740	66,690
10% annual discount for estimated timing of cash flows	(5,050)	(14,440)
Standardized Measure of Discounted Cash Flows	$5,690	$52,250

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2011	2010
Beginning of year	$52,250	$38,379
Purchase of minerals in place	2,000	207,645
Sale of properties	(15,000)	-
Development costs incurred during the year	2,893	95
Sales of oil and gas produced, net of production costs	4,284	9,270
Unevaluated costs transferred to full cost pool	-	126,607
Impairments	(46,984)	(313,317)
Net changes in price and production costs	6,247	48,325
Revision of previous quantity estimates	-	(64,754)
End of year	$5,690	$52,250

Management's Business Strategy Related to Properties
Our goal is to focus on acquiring oil properties with existing production and upside drilling and re-development potential, initially primarily in the Gulf Coast area.

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

IMPAIRMENTS
In 2011, the Company recorded an impairment of $46,984 on its properties in Washington County, Oklahoma to adjust the carrying value to the proceeds received on sale of the properties.  In 2010, the Company recorded an impairment of an interest in two oil wells that it had acquired for its common stock in the amount of $108,000.  It was determined during 2010, as the result of two failed workover attempts that the unevaluated property costs should be fully impaired and $126,607 was transferred from unevaluated property costs to the full cost pool.  The Company recorded an additional impairment of $205,317 at the end of 2010.  As a result of the gas reserves continuing to be impaired, the Company wrote off its investment in a pipeline of $132,663 that was principally used to gather the gas production.

OTHER
The Company's corporate office is maintained at 228 Saint Charles Ave., Suite 724, New Orleans, LA  70130 on a month-to-month basis at a cost of $5,781 per month.

ITEM 3:                       LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)        MARKET INFORMATION

Our $0.001 par value per share common stock is traded in the over-the-counter market and is quoted on the OTCQB under the symbol “NAEY.”  Until we began trading on July 24, 2007, there was no public market for our common stock.  Previously we traded under the symbol NAEN.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCQB for the two years ended April 30, 2011 and 2010.  The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period (Quarter ended)	High	Low

2011
April 30, 2011	$0.12	$0.05
January 31, 2011	$0.12	$0.01
October 31, 2010	$0.04	$0.01
July 31, 2010	$0.04	$0.02

2010
April 30, 2010	$0.09	$0.04
January 31, 2010	$0.20	$0.06
October 31, 2009	$0.79	$0.20
July 31, 2009	$2.00	$0.13

The OTCQB is the middle tier of the OTC market.  OTCQB companies report to the SEC, making it easy for investors to identify companies that are current in their reporting obligations.  There are no financial or qualitative standards to be in this tier.  OTCQB securities may also be quoted on the FINRA.BB.  The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted.

PENNY STOCK CONSIDERATIONS

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

(1)           In general. No broker or dealer shall make use of the mails or any means or instrumentality of interstate commerce to effect any transaction in, or to induce or attempt to induce the purchase or sale of, any penny stock by any customer except in accordance with the requirements below.

(2)           Risk disclosure with respect to penny stocks.  Prior to effecting any transaction in any penny stock, a broker or dealer shall give the customer a risk disclosure document that -
a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
b)
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws;

c)	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask prices;
d)	contains the established toll free telephone number for inquiries on disciplinary actions;
e)	defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and
f)	contains such other information, and is in such form (including language, type size, and format), as the Commission shall require by rule or regulation.
(3)           Commission rules relating to disclosure.  The Commission shall adopt rules setting forth additional standards for the disclosure by brokers and dealers to customers of information concerning transactions in penny stocks.  Such rules -
a)
shall require brokers and dealers to disclose to each customer, prior to effecting any transaction in, and at the time of confirming any transaction with respect to any penny stock, in accordance with such procedures and methods as the Commission may require consistent with the public interest and the protection of investors -

i.
the bid and ask prices for penny stock, or such other information as the Commission may, by rule, require to provide customers with more useful and reliable information relating to the price of such stock;

ii.	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
iii.	the amount and a description of any compensation that the broker or dealer and the associated person thereof will receive or has received in connection with such transaction;
b)
shall require brokers and dealers to provide, to each customer whose account with the broker or dealer contains penny stocks, a monthly statement indicating the market value of the penny stocks in that account or indicating that the market value of such stock cannot be determined because of the unavailability of firm quotes; and

c)
may, as the Commission finds necessary or appropriate in the public interest or for the protection of investors, require brokers and dealers to disclose to customers additional information concerning transactions in penny stocks.

(4)
Exemptions.  The Commission, as it determines consistent with the public interest and the protection of investors, may by rule, regulation, or order exempt in whole or in part, conditionally or unconditionally, any person or class of persons, or any transaction or class of transactions, from the requirements of this subsection.  Such exemptions shall include an exemption for brokers and dealers based on the minimal percentage of the broker's or dealer's commissions, commission-equivalents, and markups received from transactions in penny stocks.

(5)
Regulations.  It shall be unlawful for any person to violate such rules and regulations as the Commission shall prescribe in the public interest or for the protection of investors or to maintain fair and orderly markets -

a)	as necessary or appropriate to carry out these requirements; or
b)	as reasonably designed to prevent fraudulent, deceptive, or manipulative acts and practices with respect to penny stocks.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of our common stock during the quarter ended April 30, 2011.

(b)           HOLDERS

There are 48 shareholders of record of the Company’s common stock at April 30, 2011.

(c)           DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)   SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of April 30, 2011, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
2008 Plan	-		1,242,333
	-		1,242,333

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserves 2,500,000 shares for Awards under the Plan.  The Company’s Board of Directors is designated to administer the Plan and may designate a Compensation Committee for this purpose.  There are no options outstanding at April 30, 2011 and 2010.

WARRANTS

As a part of their initial compensation, on December 15, 2010, the new Executive Team was granted Warrants with the following primary terms and conditions.  The strike price exceeded the market price when the Warrants were granted.

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

Revenues for the years ended April 30, 2011 and 2010 consisted of the following.

	2011	2010

Oil sales	$4,044	$14,343
Gas sales	835	-
	$4,879	$14,343

In 2010, the Company had oil sales of 220 BBL at an average price of $65.20.  In 2011, the Company had oil sales of 64 BBL at an average price of $63.51 and gas sales of 291 MCF at an average price of $2.87.  The Company sold its oil production on October 1, 2010 due primarily to its high operating cost.

Costs and expenses consisted of the following for the years ended April 30, 2011 and 2010.

	2011	2010

Oil and natural gas production taxes	$349	$1,033
Oil and natural gas production expenses	8,814	22,580
Depreciation and amortization	1,530	6,943
Non-cash compensation	266,754	759,279
Asset impairment	46,894	445,980
General and administrative expenses, net of operator's overhead fees	105,873	112,784
	$430,214	$1,348,599

Production taxes are a percentage of revenue and vary directly with revenue.  Production expenses have decreased due to the sale of the oil properties on October 1, 2010.  For 2011, $8,415 of production expenses were for oil properties which were sold and $399 was for the gas well acquired on November 1, 2010.  Non-cash compensation primarily includes the cost of stock grants for consultants in 2011 and 2010.  The decrease in 2011 is related to hiring a new CEO and CFO in December 2010 who are currently working without pay while they attempt to acquire additional producing properties.

Asset impairment amounted to $46,894 and $445,980 in 2011 and 2010, respectively.  The amount in 2011 of $46,894 represents the impairment on its properties in Washington County, Oklahoma to adjust the carrying value to the proceeds received on sale of the properties.  The amount in 2010 includes the transfer to the full cost pool of property costs not previously evaluated of $126,607 due to unsuccessful workover attempts, a total of $313,317 due to ceiling test limitations and $132,663 for the Company's interest in a pipeline which has limited future viability with gas production shut-in.

General and administrative expenses, net of operator's overhead fees is summarized as follows for the two years ended April 30, 2011 and 2010.

	2011	2010

Accounting and auditing	$36,630	$46,790
Legal and professional	13,646	34,161
Rent	24,305	-
Consulting services	-	1,650
Bad debt expense	12,828	15,415
Office and other expenses	16,579	11,623
Shareholder communications	4,885	10,345
Operator overhead fees	(3,000)	(7,200)
	$105,873	$112,784

Accounting and auditing expense declined in 2011 primarily due to a reduction in activity with the sale of the properties in Washington County, Oklahoma which the Company had operated.  Legal and professional fees declined in 2011 from the amount in 2010.  During 2010, the legal fees included other administrative services that were being provided by the attorney.  In 2011 the fees relate to the development of the warrants and employment of the new CEO and CFO.  Rent was added in 2011 when the Company opened its new office in New Orleans (approximately 4 1/2 months).

Other income (expense) consisted of the following for the years ended April 30, 2011 and 2010.

	2011	2010

Interest income - stockholder	$-	$900
Interest expense - stockholders	(37,057)	(49,618)
	$(37,057)	$(48,718)

The Company incurred interest expense in 2011 and 2010 with shareholders.  In December the full balance of convertible notes was converted into common stock.  A new note in the amount of $38,678 was added in January 2011.  The reduction in interest expense is due to the reduction in notes payable from $510,476 at April 30, 2010 to $38,678 at April 30, 2011.

GOING CONCERN FACTORS—LIQUIDITY

The accompanying financial statements are prepared assuming the company will continue as a going concern.  As of April 30, 2011, the Company’s current liabilities exceed its current assets by $115,572 and its total liabilities exceed its total assets by $113,266.  The company has also incurred net losses since its inception.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to attempt to raise capital with private placements of common or preferred stock and borrow funds as necessary to implement its business plan.

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

OIL AND NATURAL GAS RESERVE QUANTITIES – Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties.  Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions.  Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB.  The accuracy of our reserve estimates is a function of:

● The quality and quantity of available data;
● The interpretation of that data;
● The accuracy of various mandated economic assumptions; and
● The judgments of the person preparing the estimates.

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

ITEM 8:                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of North American Energy Resources, Inc. and Subsidiary together with the report thereon of Paritz & Company, P.A. for the years ended April 30, 2011 and 2010 and the period from inception (August 18, 2006) through April 30, 2011, is set forth as follows:

Paritz & Company, P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
North American Energy Resources, Inc. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of North American Energy Resources, Inc. and Subsidiary (A Development Stage Company) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2011 and 2010 and from inception (August 18, 2006) through April 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Energy Resources, Inc., and subsidiary (A Development Stage Company) as of April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (August 18, 2006 to April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming the company will continue as a going concern.  As discussed in note 8, as of April 30, 2011, the Company’s current liabilities exceed its current assets by $115,572 and its total liabilities exceed its total assets by $113,266.  The company has also incurred net losses since its inception.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.  Managements’ plans concerning these matters are also described in note 8.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
June 13, 2011

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Balance Sheets
April 30, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$716	$3,026
Accounts receivable	-	13,150
Prepaid expenses	8,664	250,733
Total current assets	9,380	266,909
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment using full cost accounting	2,358	68,424
	2,358	68,424
Accumulated depreciation and amortization	(52)	(16,174)
Total properties and equipment	2,306	52,250
Other assets	-	5,000
Deposits	-	864
Total assets	$11,686	$325,023
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$30,860	$13,554
Related parties	54,187	-
Oil and gas proceeds due others	368	4,990
Advances received from joint interest participants	-	33,056
Accrued expenses	859	49,618
Convertible notes payable	38,678	510,476
Total current liabilities	124,952	611,694
Commitments and contingencies
Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 and 17,375,539 shares issued and outstanding at April 30, 2010 and 2009, respectively	21,555	17,376
Additional paid in capital	2,838,197	2,219,708
Prepaid officer compensation	-	(12,129)
Other comprehensive loss	-	(1,000)
Deficit accumulated during the exploration stage	(2,973,018)	(2,510,626)
Total stockholders' deficit	(113,266)	(286,671)
Total liabilities and stockholders' deficit	$11,686	$325,023
See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Operations
For the years ended April 30, 2011 and April 30, 2010 and the period from inception (August 18, 2006) through April 30, 2011

			Inception
			(August 18, 2006)
			through
			April 30,
	2011	2010	2011
Oil and natural gas sales	$4,879	$14,343	$43,894
Pipeline fees	-	-	2,450
Total revenues	4,879	14,343	46,344
Costs and expenses
Oil and natural gas production taxes	349	1,033	3,159
Oil and natural gas production expenses	8,814	22,580	107,117
Depreciation and amortization	1,530	6,943	16,116
Non-cash compensation	266,754	759,279	1,414,291
Asset impairment	46,894	445,980	910,714
General and administrative expense, net of operator's overhead fees	105,873	112,784	480,700
	430,214	1,348,599	2,932,097
Loss from operations	(425,335)	(1,334,256)	(2,885,753)
Other income (expense):
Other income	-	-	320
Interest income - stockholder	-	900	900
Interest expense - stockholder	(37,057)	(49,618)	(88,485)
Total other income (expense)	(37,057)	(48,718)	(87,265)
Net loss	(462,392)	(1,382,974)	(2,973,018)
Other comprehensive loss
Unrealized loss on available-for-sale securities	1,000	(1,000)	-
Net comprehensive loss	$(461,392)	$(1,383,974)	$(2,973,018)

Net loss per common share, basic and diluted	$(0.02)	$(0.09)

Weighted average common shares outstanding	19,063,503	15,850,041

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through April 30, 2011

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE August 18, 2006		-	$-	$-	$-
Common stock issued for net assets	09/01/06	11,264,485	11,265	88,735	-
Common stock issued for cash	09/07/06	1,126,448	1,126	8,874	-
Common stock issued for cash	09/11/06	1,126,448	1,126	8,874	-
Net loss		-	-		-
BALANCE April 30, 2007		13,517,381	13,517	106,483	-
Net loss		-	-		-
BALANCE April 30, 2008		13,517,381	13,517	106,483	-
Acquisition of North American Energy
Resources, Inc.	07/28/08	177,000	177	119,653	-
Conversion of note payable and accrued
interest for common stock	07/31/08	153,000	153	35,377	-
Common stock options granted for:
350,000 shares at $1.00 per share	08/01/08	-	-	178,000	(178,000)
50,000 shares at $1.25 per share	08/01/08	-	-	27,096	(27,096)
Exercise common stock options:
for $1.25 per share	09/22/08	100	-	6,250	-
for $1.00 per share	09/22/08	1,000	1	49,999	-
for $1.25 per share	10/13/08	100	-	6,250	-
for $1.00 per share	10/13/08	70	-	3,500	-
Accounts payable paid with common stock	10/14/08	90	-	9,016	-
Amortize intrinsic value of options	10/31/08	-	-	-	17,091
Cancel common stock options	11/05/08	-	-	(188,005)	188,005
Common stock issued for compensation	11/07/08	100	-	6,250	-
Common stock issued for accounts payable	11/07/08	60	-	3,000	-
Common stock issued for consulting servic	11/12/08	3,000	3	310,497	-
Common stock issued for accounts payable	11/17/08	400	1	24,999	-
Capital contribution by shareholder in cash	11/30/08	-	-	50,000	-
Common stock issued for:
Compensation	12/09/08	338	-	5,000	-
Accounts payable	12/09/08	300	-	1,200	-
Accounts payable	12/09/08	400	-	6,000	-
Compensation	01/05/09	500	1	4,999	-
Accounts payable	01/05/09	800	1	3,199	-
Accounts payable	01/05/09	400	1	3,999	-
Accounts payable	01/19/09	4,000	4	14,996	-
Compensation	01/26/09	1,500	2	4,998	-
Accounts payable	02/24/09	6,000	6	9,761	-
Compensation	02/24/09	1,000	1	1,999	-
Compensation	03/04/09	4,000	4	4,996	-
Compensation	04/06/09	4,000	4	5,996	-
Officer compensation	04/21/09	160,000	160	145,440	-
Net loss		-	-		-
BALANCE April 30, 2009		14,035,539	$14,036	960,948	-
					(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through April 30, 2011

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE August 18, 2006	$-	$-	$-	$-
Common stock issued for net assets	-	-	-	100,000
Common stock issued for cash	-	-	-	10,000
Common stock issued for cash	-	-	-	10,000
Net loss	-	-	(5,379)	(5,379)
BALANCE April 30, 2007	-	-	(5,379)	114,621
Net loss	-	-	(24,805)	(24,805)
BALANCE April 30, 2008	-	-	(30,184)	89,816
Acquisition of North American Energy
Resources, Inc.	-	-	-	119,830
Conversion of note payable and accrued interest for common stock	-	-	-	35,530
Common stock options granted for:
350,000 shares at $1.00 per share	-	-	-	-
50,000 shares at $1.25 per share	-	-	-	-
Exercise common stock options:
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	50,000
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	3,500
Accounts payable paid with common stock	-	-	-	9,016
Amortize intrinsic value of options	-	-	-	17,091
Cancel common stock options	-	-	-	-
Common stock issued for compensation	-	-	-	6,250
Common stock issued for accounts payable	-	-	-	3,000
Common stock issued for consulting servic	-	-	-	310,500
Common stock issued for accounts payable	-	-	-	25,000
Capital contribution by shareholder in cash	-	-	-	50,000
Common stock issued for:
Compensation	-	-	-	5,000
Accounts payable	-	-	-	1,200
Accounts payable	-	-	-	6,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	3,200
Accounts payable	-	-	-	4,000
Accounts payable	-	-	-	15,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	9,767
Compensation	-	-	-	2,000
Compensation	-	-	-	5,000
Compensation	-	-	-	6,000
Officer compensation	(84,933)	-	-	60,667
Net loss	-	-	(1,097,468)	(1,097,468)
BALANCE April 30, 2009	(84,933)	-	(1,127,652)	$(237,601)
				(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through April 30, 2011

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	05/01/09	400,000	400	419,600	-
consulting agreement	05/01/09	200,000	200	209,800	-
oil and gas non-producing property	06/09/09	700,000	700	125,300	-
accounts payable	07/27/09	10,000	10	4,990	-
consulting agreement	07/27/09	30,000	30	14,970	-
consulting agreement	07/27/09	30,000	30	14,970	-
oil and gas producing property	09/25/09	350,000	350	192,150	-
consulting contract	09/25/09	300,000	300	182,700	-
cash	02/23/10	200,000	200	5,800	-
consulting agreement	02/24/10	400,000	400	31,600	-
consulting agreement - director fees	02/24/10	450,000	450	35,550	-
consulting agreement - director fees	02/24/10	150,000	150	11,850	-
officer compensation - director fees	02/24/10	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/03/10	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/02/10	850,000	850	7,650	-
Conversion of convertible notes payable	12/05/10	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	$21,555	$2,838,197	$-
					(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through April 30, 2011

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	$-	$-	$(2,973,018)	$(113,266)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Cash Flows
For the years ended April 30, 2011 and April 30, 2010 and the period from inception (August 18, 2006) through April 30, 2011

			Inception
			(August 18, 2006)
			through
			April 30,
	2011	2010	2011
Operating activities
Net loss	$(462,392)	$(1,382,974)	$(2,973,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,530	6,943	16,116
Non-cash compensation	266,754	759,279	1,414,291
Asset impairment	46,894	445,980	910,714
Bad debt expense	12,828	15,415	104,243
Accounts receivable	321	(38,236)	(96,057)
Accrued interest income - stockholder	-	(900)	(900)
Prepaid expenses and other assets	9,040	(5,472)	3,568
Accounts payable	24,693	125,115	298,747
Accrued expenses	37,076	49,618	86,974
Related party advances for working capital	54,187	-	36,194
Oil and gas proceeds due others	(4,622)	4,034	368
Advances from joint interest owners	(1,226)	(29,747)	(9,643)
Net cash used in operating activities	(14,917)	(50,945)	(208,403)
Investing activities
Payments for oil and natural gas properties and equipment	(4,893)	(95)	(166,311)
Cash received in excess of cash paid to acquire
North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and natural gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	(4,893)	(95)	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Loans from shareholders	17,500	20,100	130,850
Cash contributions from shareholders	-	-	50,000
Sale of common stock	-	6,000	26,000
Net cash provided by financing activities	17,500	26,100	255,600
Net increase (decrease) in cash and cash equivalents	(2,310)	(24,940)	716
Cash and cash equivalents, beginning of period	3,026	27,966	-
Cash and cash equivalents, end of period	$716	$3,026	$716
			(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Cash Flows, Continued
For the years ended April 30, 2011 and April 30, 2010 and the period from inception (August 18, 2006) through April 30, 2011

			Inception
			(August 18, 2006)
			through
			April 30,
	2011	2010	2011

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000
Common stock issued for convertible note payable and accrued interest	556,248	-	591,778
Exchange of joint interest receivable for oil and natural gas properties	-	15,752	53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for consulting agreements	8,500	902,600	911,100
Unevaluated oil and gas properties	-	126,000	126,000
Proven oil and natural gas properties	-	192,500	192,500
Accounts payable	-	5,000	106,183
Chief executive officer compensation	-	9,600	155,200
Credit balance transferred from accounts receivable to accounts payable	-	1,068	1,068
Accounts receivable applied as payment on note payable to related party	-	4,572	4,572
Option exercises paid by reducing note payable to related party	-	-	75,250
Advance from shareholder converted to note	-	2,000	2,000
Accounts payable converted to convertible note payalbe	38,678	-	38,678

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

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

Business
NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells.  The Company has an interest in a pipeline in Washington County, Oklahoma which is currently shut-in, but has been used to gather natural gas production.  The Company's gas production in Washington County, Oklahoma was shut-in due to low prices in February 2009 and was sold effective October 1, 2010 along with the Company's oil production in the area.  The Company has acquired an interest in a non-operated gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities.

Development stage
We are considered a development stage company because we have had limited resources and do not currently have sufficient capital to complete our business plan, which includes acquiring  and operating producing properties with development potential.  Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from inception (August 18, 2006).

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

Revenue recognition
We derive our revenue primarily from the sale of produced crude oil and natural gas.  Revenue is recorded in the month the product is delivered to the purchaser.  We receive payment from one to three months after delivery.  At the end of each month, we estimate the amount of production delivered to purchasers and the price we will receive.  Variances between our estimated revenue and actual payment are recorded in the month the payment is received; however, the differences should be insignificant.

Property and equipment
The Company follows the full cost method of accounting for oil and natural gas operations.  Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized.  No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves.  The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired.  The Company had no capitalized costs related to unevaluated properties at April 30, 2011 and 2010.  As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting.  All capitalized costs were included in the amortization base as of April 30, 2011 and 2010.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”).  In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted.  In calculating future net revenues, revenues are based on the arithmetic average of beginning of month prices for both years.  Costs in effect at the time of the calculation for both years are held constant indefinitely, except for changes that are fixed and determinable by existing contracts.  The net book value is compared to the ceiling limitation on a quarterly and yearly basis.  The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated.  Reserve estimates used in determining estimated future net revenues have been prepared by an independent engineer.  The Company recorded an impairment of $46,894 and $313,317 in 2011 and 2010, respectively.

Other property and equipment consists principally of the Company’s interest in a pipeline.  Other property and equipment and related accumulated amortization and depreciation are relieved upon retirement or sale and the gain or loss is included in operations.  Renewals and replacements that extend the useful life of property and equipment are treated as capital additions.  The pipeline was written off at the end of 2010 and an asset impairment charge of $132,663 was recorded.

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

Natural gas sales and gas imbalances
The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold.  Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability.  At April 30, 2011 and 2010, there were no natural gas imbalances.

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

In 2011 and 2010, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation.  The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

General and administrative expense
The Company receives fees for the operation of jointly owned oil and natural gas properties and records such reimbursements as reductions of general and administrative expense.  Such fees totaled approximately $3,000 and $7,200 in 2011 and 2010, respectively.

Oil and natural gas reserve estimates
The Company engaged an independent consultant to prepare its oil and natural gas reserves.  Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity.  Consistent with SEC requirements, we have based our revenue projections on the arithmetic average of beginning of the month historical prices in 2011 and 2010.  The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation.  Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded.  Actual results could differ materially from these estimates.

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

At April 30, 2011 and 2010, the Company had no accrued interest or penalties relating to any tax obligations.  The Company currently has no federal or state examination in progress, nor has it had any federal or state examinations since its inception.  The last three years of the Company's tax years are subject to federal and state tax examination.

Earnings (loss) per common share
The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At April 30, 2011 and 2010, there were no potentially dilutive common stock equivalents.  Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Asset retirement obligations
The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability.  Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations.  At April 30, 2011 the Company has estimated that its share of the cost of plugging and abandoning its producing properties was $367.

Recent accounting pronouncements
There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  As of May 31, 2011, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2:	ACCOUNTS AND NOTE RECEIVABLE

Accounts receivable at April 30, 2011 and 2010 include the following:

	2011	2010

Natural gas sales, net	$-	$4,279
Joint interest operations, net	-	18,871
Note receivable	5,000	-
Allowance for doubtful accounts	(5,000)	(10,000)
	$-	$13,150

The Company received a note for $5,000 when it sold its oil properties and gas leases in Washington County, Oklahoma in the fall of 2010.  The Company has determined uncertainty about the collectability of the note exists and has fully reserved the note balance at April 30, 2011.

During the year ended April 30, 2010, the Company acquired interests in oil and gas properties in exchange for $15,752 of joint interest receivables.

During 2010, the Company established an allowance for doubtful accounts in the amount of $10,000 and wrote off the balance of a note receivable from a related party in the amount of $5,415.

NOTE 3:                      PREPAID EXPENSES

The Company has recorded prepaid expenses from the issue of its common stock for consulting services.  The cost, based on the trading price of the stock at the time of the transaction, is amortized to expense over the term of the contracts.  The other prepaid expense at April 30, 2011 represents the unamortized balance of D&O insurance.  The unamortized balances at April 30, 2011 and 2010 are as follows.

	2011	2010
Current asset
Stockholder relations firm	$-	$168,000
Consulting firm assisting with listing common stock on the Frankfort Exchange	-	68,625
Administrative management	-	9,500
Other prepaid expense	8,664	4,608
	$8,664	$250,733
Component of stockholders' deficit
Chief executive officer compensation	$-	$12,129

NOTE 4:                      RELATED PARTY TRANSACTIONS

At April 30, 2011, the Company owes its CEO and CFO the following amounts for expense reimbursements and cash advances.

	2011	2010

Chief executive officer	$50,769	$-
Chief financial officer	3,418
	$54,187	$-

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

The Company had notes payable to shareholders in the amount of $406,528 at April 30, 2010, as described in Note 5.  These notes were converted to common stock in December 2010.

NOTE 5:                      CONVERTIBLE NOTES PAYABLE AND LONG-TERM DEBT

Convertible notes payable and long-term debt consists of the following at April 30, 2011 and 2010.

	2011	2010

Convertible note payable due January 6, 2012 with interest at 4 % per annum; convertible into the Company's comon stock at the rate of $0.10 per share	$38,678	$-
Convertible note payable due April 27, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $1.00 per share	-	13,500
Convertible note payable due March 1, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $0.10 per share	-	53,618
Convertible note payable due March 1, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $0.03 per share	-	36,830
Convertible notes payable to shareholders due April 30, 2011 with interest at 12% per annum; convertible into the Company's common stock at the rate of $0.04 per share	-	22,100
Convertible note payable to a shareholder due May 1, 2010 with interest at 12% per annum; convertible into the Company's common stock at the rate of $1.50 per share	-	384,428
Total	38,678	510,476
Long term debt, less current maturities	-	-
Current maturities of long-term debt	$38,678	$510,476

The note with a principal balance of $53,618 together with accrued interest was forgiven and the total amount of $57,920 was contributed to capital.  All other notes at April 30, 2010 in the amount of $456,858 plus a new note in the amount of $17,500 were converted into common stock in December 2010.  The note at April 30, 2011 consists of accounts payable to a consultant that was converted into the convertible note described above.

NOTE 6:                      STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of $0.001 par value preferred stock authorized and no shares issued or outstanding at April 30, 2011 and 2010.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At April 30, 2011 and 2010 the Company had 21,554,945 and 17,375,539 shares issued and outstanding, respectively.

WARRANTS

As a part of their initial compensation, on December 15, 2010, the new Executive Team was granted Warrants with the following primary terms and conditions.  The strike price exceeded the market price when the Warrants were granted.

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
c)      Other warrant terms are as follows:
1.	Certificate #1 vests immediately, Certificate #2 shall vest upon execution of Certificate #1 and Certificate #3 shall vest upon execution of Certificate #1,
2.
All Warrants may vest early if the Company has revenue of $12,500,000 total for two consecutive quarters and records a pre-tax net profit for the two quarters and other conditions including change in control, termination, etc.,

3.	The Warrant Certificates may be allocated among the Executive Team as they so determine, and
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

At April 30, 2011, there are 1,242,333 shares available for grant.  There was no activity in options during 2010 or 2011.

NOTE 7:                      INCOME TAXES

The Company has not provided a deferred tax benefit or expense for the years ended April 30, 2011 and 2010, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2011	2010

"Normally expected" income tax benefit	$(157,200)	$(470,200)
State income taxes net of federal income tax benefit	(18,500)	(55,300)
Other	100	-
Valuation allowance	175,600	525,500
Total	$-	$-

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

	2011	2010

Net operating loss carryforward	$920,000	$623,400
Depreciable/depletable property, plant and equipment	50,400	169,500
Bad debts	1,900	3,800
Valuation allowance	(972,300)	(796,700)
Total	$-	$-

At April 30, 2011, the Company has a net operating loss carryforward in the amount of approximately $2,421,000, which expires between 2027 and 2031.

NOTE 8:                      GOING CONCERN

The accompanying financial statements are prepared assuming the company will continue as a going concern.  As of April 30, 2011, the Company’s current liabilities exceed its current assets by $115,572 and its total liabilities exceed its total assets by $113,266.  The company has also incurred net losses since its inception.  These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to raise capital with private placements of common stock and borrow funds as necessary to implement its business plan.

NOTE 9:	ASSET IMPAIRMENTS

The Company recorded the following asset impairments during the years ended April 30, 2011 and 2010.

	2011	2010

Ceiling test limitation of oil and gas reserves	$46,894	$313,317
Impairment of interest in pipeline	-	132,663
	$46,894	$445,980

In 2011, the Company impaired the value of its producing oil properties by $46,894 when the properties were sold below book value.  In 2010, the Company recorded an impairment of an interest in two oil wells that it had acquired for its common stock in the amount of $108,000.  It was determined during 2010, as the result of two failed workover attempts that the unevaluated property costs should be fully impaired and $126,607 was transferred from unevaluated property costs to the full cost pool.  The Company recorded an impairment of $205,317 at April 30, 2010 based on its estimate of reserves.  In addition, as a result of the gas reserves continuing to be impaired, the Company wrote off its investment in a pipeline of $132,663 that was principally used to gather the gas production.

NOTE 10:	SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company has interest in a gas well in Texas County, Oklahoma at April 30, 2011 and an interest in oil and natural gas properties in Washington County, Oklahoma at April 30, 2010.  The Washington County properties were all sold on October 1, 2010.

The Company engaged an independent consultant to prepare its own year-end estimates of future net recoverable oil and natural gas reserves.  Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable using the beginning of month average prices and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells.  Proved undeveloped reserves would include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at April 30, 2011 and 2010 are summarized as follows:

	2011	2010

Ceiling test limitation of oil and gas reserves	$46,894	$313,317
Impairment of interest in pipeline	-	132,663
	$46,894	$445,980

Costs incurred in oil and natural gas producing activities for the year ended April 30, 2011 and 2010 are summarized as follows:

	2011	2010

Acquisition of proved properties	$2,000	$207,645
Acquisition of non-producing properties	-	126,607
Development costs	2,893	95
	$4,893	$334,347

Amortization rate per equivalent BOE	$1.04	$23.22

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

	Oil (BBLs)	Gas (MCF)

Balance, April 30, 2009	7,288	-
Extensions and discoveries	-	-
Acquisition of producing reserves	7,222	-
Revisions of estimates	(12,040)	-
Production	(220)	-
Balance, April 30, 2010	2,250	-
Extensions and discoveries	-	-
Acquisition of producing reserves	-	13,611
Sale of producing reserves	(2,186)	-
Revisions of estimates	-	-
Production	(64)	(291)
Balance, April 30, 2011	-	13,320

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves.  For these calculations, estimated future cash flows from estimated future production of proved reserves were computed using the arithmetic average of beginning of month prices.  Future development and production costs attributable to the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future.  Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at April 30, 2011 and 2010 are summarized as follows:

	2011	2010

Future cash inflows	$39,580	$154,220
Future production costs	(28,840)	(87,530)
Future income tax expenses	-	-
Future net cash flows	10,740	66,690
10% annual discount for estimated timing of cash flows	(5,050)	(14,440)
Standardized measure of discounted future net cash flows	$5,690	$52,250

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended April 30, 2011 and 2010:

	2011	2010
Standardized measure of discounted future net cash flows
at beginning of period	$52,250	$38,379
Changes during the period:
Sales of natural gas produced, net of production costs	4,284	9,270
Net changes in prices and production costs	6,247	48,325
Impairments	(46,984)	(313,317)
Unevaluated costs transferred to full cost pool	-	126,607
Development costs incurred and revisions	2,893	95
Purchase of reserves in place	2,000	207,645
Sale of properties	(15,000)	-
Revision of previous quantity estimates	-	(64,754)
Net change	(46,560)	13,871
Standardized measure of discounted future net cash flows at end of period	$5,690	$52,250

Prices used in computing these calculations of future production of proved reserves were $2.97 per thousand cubic feet (MCF) of natural gas at April 30, 2011 and $68.47 per BBL of oil at April 30, 2010.  The oil production was all sold on October 1, 2010.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9AT:                      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2011, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Disclosure Controls and Internal Controls

There were no changes in our disclosure controls and internal control over financial reporting during the quarter ended April 30, 2011 that materially affected, or are reasonably likely to materially affect, our disclosure controls and our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Clinton W. Coldren	55	Chairman,	December 15, 2010
		Chief Executive Officer

Alan G. Massara	57	President,	December 15, 2010
		Chief Financial Officer

Michael D. Pruitt	50	Executive Vice President	December 29, 2009
		and Director

Clinton W. Coldren - Chairman and Chief Executive Officer - Mr. Coldren, brings 33+ years of oil and gas management, financial and operational experience to the Company. For most of these years he focused on domestic operating basins, specifically the Louisiana and Texas Gulf coast. He has held management positions with Gulf Oil/Chevron and CNG Producing. Mr. Coldren has had great success as a company builder - he founded Cenergy Corporation, an oil and gas consulting company, and was a founding member of Energy Partners, Ltd., which became a publicly traded company focused on the shallow-water region of the Gulf of Mexico. At Energy Partners, he held several senior positions, including Executive Vice President and Chief Operating Officer. Mr. Coldren then founded Coldren Oil & Gas Company LP, where he was Director, President and CEO for this Gulf of Mexico oil and gas company. Most recently he did a start-up, Bayou Bend Petroleum, a publicly traded exploration company where he was Director, President and CEO. These were all successful companies completing major acquisitions and transactions up to $500 Million in the Gulf region. In 1977 Mr. Coldren graduated from Lehigh University with a degree in Mechanical Engineering. He later received his MBA from the University of Pittsburgh in 1992.

Alan G. Massara - President, Chief Financial Officer and Director - Mr. Massara, has over 35 years of experience primarily in energy and investment banking. Alan has raised over $2.5 Billion in privately placed debt and equity and he has provided M&A, lending and advisory services to over 2 dozen companies ranging in size from $1 Million to over $1 Billion. Mr. Massara’s energy career began as a petroleum engineer in the Gulf of Mexico with Gulf Oil Corp. This initial exposure included reservoir engineering, drilling, workovers, platform and equipment design and strategic planning. Moving to the corporate headquarters of Texaco Inc. he managed many overseas exploration and production ventures. This included negotiating one of the first concessions with the Peoples Republic of China, and managing operations in Spain, the Netherlands, Egypt and Indonesia. During his oversight of Texaco’s Australian subsidiary its earnings grew from a loss to over $100 Million profit. Moving to Wall Street he became a VP in Citicorp’s Global Mergers and Acquisitions Group providing advisory services throughout the upstream energy and utility industries. Subsequently as an SVP for ING Barings, he expanded the energy group from mezzanine lending to merchant banking. Most recently he was CEO of Four Springs Energy LLC., and President of Natural Resources Advisors, Inc. In 1975 Mr. Massara graduated from Lehigh University with a degree in Civil Engineering. He later received his MBA in Finance and Strategic Planning from the Wharton Business School in 1979.

Michael D. Pruitt - Director -  is a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director and Chief Executive Officer of Chanticleer Holdings, Inc. and Efftec International, Inc.

Audit Committee

The Board of Directors of the Company serves as the audit committee.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. The Company is unaware of any late filings.

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended April 30, 2011.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Awards	Total

Clinton W. Coldren (CEO since	2011	$—	$—	$—
December 15, 2010)	2010	N/A	N/A	N/A
	2009	N/A	N/A	N/A

Ross E. Silvey (CEO from	2011	$—	$12,129	$12,129
June 2008 until December	2010	—	82,404	82,404
2010)	2009	—	60,667	60,667

Alan G. Massara (CFO since	2011	$—	$—	$—
December 15, 2010)	2010	N/A	N/A	N/A
	2009	N/A	N/A	N/A

Vladimir Fedyunin (CEO from	2011	N/A	N/A	N/A
April 2008 until June 2008)	2010	N/A	N/A	N/A
	2009	—	—	—

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

As a part of their initial compensation, on December 15, 2010, the new Executive Team was granted Warrants with the following primary terms and conditions.  The strike price exceeded the market price when the Warrants were granted.

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
c)      Other warrant terms are as follows:
1.	Certificate #1 vests immediately, Certificate #2 shall vest upon execution of Certificate #1 and Certificate #3 shall vest upon execution of Certificate #1,
2.
All Warrants may vest early if the Company has revenue of $12,500,000 total for two consecutive quarters and records a pre-tax net profit for the two quarters and other conditions including change in control, termination, etc.,

3.	The Warrant Certificates may be allocated among the Executive Team as they so determine, and
4.	The Warrants shall be registered in the first registration statement the Company files, subject to legal counsel approval.

Mr. Silvey was granted 160,000 shares of our restricted common stock valued at $145,600 in exchange for his services for the period July 1, 2008 through June 30, 2010.  The value of the amount earned in 2009 of $60,667 is included in the 2009 period above and the remaining $84,933 is included in prepaid expenses in the consolidated balance sheet at April 30, 2009.  In 2010, Mr. Silvey's compensation included $72,804 from amortization of the stock issued in 2009 and $9,600 from the value of 120,000 shares issued in 2010 for director fees.  In 2011, the balance of Mr. Silvey's compensation of $12,129 from amortization for the stock issued in 2009 was recorded.

EMPLOYMENT AGREEMENTS

The new Executive Team agreed to defer any salary during the initial six months of their employment.  Appropriate employment agreements will be developed at that time.  The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

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

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities.  As of April 30, 2011 and May 31, 2011, there were 21,554,945 shares of the Company’s common stock issued and outstanding.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

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

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of April 30, 2011.

	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class

Common	Clinton W. Coldren (1)	15,000,000	41.0%
	228 Saint Charles Ave, Ste 724
	New Orleans, LA	70130
Common	Alan G. Massara (1)	15,000,000	41.0%
	228 Saint Charles Ave, Ste 724
	New Orleans, LA 70130

Common	Michael D. Pruitt (2)	2,992,577	13.9%
	11220 Elm Lane, Ste 203
	Charlotte, NC 28277

Common	All officers and directors	32,992,577	64.0%
	as a group (3 persons)

(1)  Mr. Coldren and Mr. Massara are parties to a warrant agreement described in Item 10 above.  The total warrants in the plan of 30,000,000 are split equally between the two in the table above.

(2)  The shares beneficially owned by Mr. Pruitt include 2,142,577 shares owned by Avenel Financial Group, Inc. which is wholly owned by Mr. Pruitt; 700,000 shares owned by Chanticleer Holdings, Inc. of which Mr. Pruitt is Chief Executive Officer, a director and 15% owner; and 150,000 shares owned by Avenel Ventures, LLC, which is wholly owned by Chanticleer Holdings, Inc.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column

Equity compensation plans approved by security holders	-		1,242,333

Equity compensation plans not approve by security holde	-		-

Total	-		1,242,333

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for Awards under the Plan.  The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors.  No options were granted during the two years ended April 30, 2011 and 2010.

ITEM 13:                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

At April 30, 2011, the Company owes its CEO and CFO the following amounts for expense reimbursements and cash advances.

	2011	2010

Chief executive officer	$50,769	$-
Chief financial officer	3,418
	$54,187	$-

At April 30, 2009, the Company had advanced $19,993 to one shareholder consultant.  During 2010, the Company accrued interest of $900, received a payment of $15,478 and recorded bad debt expense for the balance of $5,415.

In April 2009, the Company issued 160,000 shares of its common stock valued at $145,600 to its Chief Executive Officer for compensation for the period from August 1, 2008 through July 31, 2010.  See Note 3 of the consolidated financial statements.  In February 2010, the Company issued an additional 120,000 shares of its common stock valued at $9,600 for director fees to its CEO, issued 450,000 shares of its common stock valued at $36,000 to a Director for director fees and consulting services and issued 150,000 shares of its common stock valued at $12,000 to a company controlled by a Director for director fees and management services.

The Company has notes payable to shareholders in the amount of $406,528 at April 30, 2010, as described in Note 5 of the consolidated financial statements.  These notes were converted to common stock in December 2010.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of May 31, 2011 for professional services rendered by the Company’s accountant was approximately $13,930 and $9,250 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended April 30, 2011 and 2010.  The costs for the audit of 2009 is included in the 2010 amount and the cost of the 2010 audit is included in the 2011 amount.

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

PART IV

ITEM 15:                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:
●	Report of Independent Registered Public Accountant
●	Consolidated Balance Sheets at April 30, 2011 and 2010
●	Consolidated Statements of Operations – For the years ended April 30, 2011 and 2010 and from inception (August 18, 2006) through April 30, 2011
●	Consolidated Statements of Stockholders’ Deficit - From inception (August 18, 2006) through April 30, 2011
●	Consolidated Statements of Cash Flows – For the years ended April 30, 2011 and 2010 and from inception (August 18, 2006) through April 30, 2011
●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

June 30, 2011	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

June 30, 2011	/s/ Alan G. Massara
Alan G. Massara, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 30, 2011	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

June 30, 2011	/s/ Alan G. Massara
Alan G. Massara, President and CFO

June 30, 2011	/s/ Michael D. Pruitt
Michael D. Pruitt, Director