Form 10-Q
period 2011-07-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2011-09-14
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of August 31, 2011.

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
July 31, 2011 (Unaudited) and April 30, 2011

	July 31,	April 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$574	$716
Prepaid expenses	5,607	8,664
Total current assets	6,181	9,380
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(83)	(52)
Total properties and equipment	2,275	2,306
Total assets	$8,456	$11,686

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$62,983	$30,860
Oil and gas proceeds due others	368	368
Related parties	93,714	54,187
Accrued expenses	31,255	859
Convertible note payable	38,678	38,678
Total current liabilities	226,998	124,952
Commitments and contingencies
Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at July 31, 2011 and April 30, 2011, respectively	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,078,294)	(2,973,018)
Total stockholders' deficit	(218,542)	(113,266)
Total liabilities and stockholders' deficit	$8,456	$11,686

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Condensed Consolidated Operations
For the three months ended July 31, 2011 and 2010
and the period from inception (August 18, 2006) through July 31, 2011
(Unaudited)

	2011	2010	Inception (August 18, 2006) through July 31, 2011

Oil and natural gas sales	$536	$1,905	$44,430
Pipeline fees	-	-	2,450
Total revenues	536	1,905	46,880
Costs and expenses
Oil and natural gas production taxes	39	137	3,198
Oil and natural gas production expenses	243	2,644	107,360
Depreciation and amortization	31	714	16,147
Asset impairment	-	-	910,714
Non-cash compensation	-	123,879	1,414,291
Bad debt expense	-	-	86,000
General and administrative expense, net of operator's overhead fees	105,113	23,167	499,813
Total cost and expenses	105,426	150,541	3,037,523
Loss from operations	(104,890)	(148,636)	(2,990,643)
Other income (expense):
Other income	-	-	320
Interest income	-	-	900
Interest expense	(386)	(15,441)	(88,871)
Total other income (expense)	(386)	(15,441)	(87,651)
Net loss	(105,276)	(164,077)	(3,078,294)
Other comprehensive loss
Unrealized loss on available for sale securities	-	(4,000)	-
Net comprehensive loss	$(105,276)	$(168,077)	$(3,078,294)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	21,554,945	17,375,539

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through July 31, 2011
(Unaudited)
					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE August 18, 2006		-	$-	$-	$-
Common stock issued for net assets	09/01/06	11,264,485	11,265	88,735	-
Common stock issued for cash	09/07/06	1,126,448	1,126	8,874	-
Common stock issued for cash	09/11/06	1,126,448	1,126	8,874	-
Net loss		-	-		-
BALANCE April 30, 2007		13,517,381	13,517	106,483	-
Net loss		-	-		-
BALANCE April 30, 2008		13,517,381	13,517	106,483	-
Acquisition of North American Energy Resources , Inc.	07/28/08	177,000	177	119,653	-
Conversion of note payable and accrued interest for common stock	07/31/08	153,000	153	35,377	-
Common stock options granted for:
350,000 shares at $ 1.00 per share	08/01/08	-	-	178,000	(178,000)
50,000 shares at $ 1.25 per share	08/01/08	-	-	27,096	(27,096)
Exercise common stock options :
for $ 1.25 per share	09/22/08	100	-	6,250	-
for $ 1.00 per share	09/22/08	1,000	1	49,999	-
for $ 1.25 per share	10/13/08	100	-	6,250	-
for $ 1.00 per share	10/13/08	70	-	3,500	-
Accounts payable paid with common stock	10/14/08	90	-	9,016	-
Amortize intrinsic value of options	10/31/08	-	-	-	17,091
Cancel common stock options	11/05/08	-	-	(188,005)	188,005
Common stock issued for compensation	11/07/08	100	-	6,250	-
Common stock issued for accounts payable	11/07/08	60	-	3,000	-
Common stock issued for consulting service	11/12/08	3,000	3	310,497	-
Common stock issued for accounts payable	11/17/08	400	1	24,999	-
Capital contribution by shareholder in cash	11/30/08	-	-	50,000	-
Common stock issued for:
Compensation	12/09/08	338	-	5,000	-
Accounts payable	12/09/08	300	-	1,200	-
Accounts payable	12/09/08	400	-	6,000	-
Compensation	01/05/09	500	1	4,999	-
Accounts payable	01/05/09	800	1	3,199	-
Accounts payable	01/05/09	400	1	3,999	-
Accounts payable	01/19/09	4,000	4	14,996	-
Compens ation	01/26/09	1,500	2	4,998	-
Accounts payable	02/24/09	6,000	6	9,761	-
Compens ation	02/24/09	1,000	1	1,999	-
Compens ation	03/04/09	4,000	4	4,996	-
Compens ation	04/06/09	4,000	4	5,996	-
Officer compensation	04/21/09	160,000	160	145,440	-
Net loss		-	-	-	-
BALANCE April 30, 2009		14,035,539	$14,036	960,948	-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through July 31, 2011
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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through July 31, 2011
(Unaudited)

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	05/01/09	400,000	400	419,600	-
consulting agreement	05/01/09	200,000	200	209,800	-
oil and gas non-producing property	06/09/09	700,000	700	125,300	-
accounts payable	07/27/09	10,000	10	4,990	-
consulting agreement	07/27/09	30,000	30	14,970	-
consulting agreement	07/27/09	30,000	30	14,970	-
oil and gas producing property	09/25/09	350,000	350	192,150	-
consulting contract	09/25/09	300,000	300	182,700	-
cash	02/23/10	200,000	200	5,800	-
consulting agreement	02/24/10	400,000	400	31,600	-
consulting agreement - director fees	02/24/10	450,000	450	35,550	-
consulting agreement - director fees	02/24/10	150,000	150	11,850	-
officer compensation - director fees	02/24/10	120,000	120	9,480	-
Other comprehensive loss on available-for-		-	-
sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/03/10	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/02/10	850,000	850	7,650	-
Conversion of convertible notes payable	12/05/10	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE July 31, 2011		21,554,945	$21,555	$2,838,197	$-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through July 31, 2011
(Unaudited)

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for- sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(105,276)	(105,276)
BALANCE July 31, 2011	$-	$-	$(3,078,294)	$(218,542)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Condensed Consolidated Cash Flows
For the three months ended July 31, 2011 and 2010
and the period from inception (August 18, 2006) through July 31, 2011
(Unaudited)

			Inception
			(August 18, 2006)
			through
			July 31,
	2011	2010	2011
Operating activities
Net loss	$(105,276)	$(164,077)	$(3,078,294)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	31	714	16,147
Non-cash compensation	-	123,879	1,414,291
Bad debt expense	-	-	104,243
Asset impairment	-	-	910,714
Changes in operating assets and liabilities:
Accounts receivable	-	(30,672)	(96,057)
Interest accrued on loan to related party	-	-	(900)
Prepaid expenses and other assets	3,057	1,877	6,625
Accounts payable	32,123	12,589	330,870
Accrued expenses	30,396	25,441	117,370
Related party advances for working capital	39,527	-	75,721
Oil and gas proceeds due others	-	884	368
Advances (repayments) - joint interest owners	-	29,881	(9,643)
Net cash from (used in) operating activities	(142)	516	(208,545)
Investing activities
Payments for oil and natural gas properties and equipment	-	(2,893)	(166,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	(2,893)	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	-	50,000
Loans from related parties	-	-	130,850
Sale of common stock	-	-	26,000
Net cash provided by financing activities	-	-	255,600
Net increase (decrease) in cash and cash equivalents	(142)	(2,377)	574
Cash and cash equivalents, beginning of period	716	3,026	-
Cash and cash equivalents, end of period	$574	$649	$574

(Continued)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Condensed Consolidated Cash Flows, Continued
For the three months ended July 31, 2011 and 2010
and the period from inception (August 18, 2006) through July 31, 2011
(Unaudited)

			Inception
			(August 18, 2006)
			through
			July 31,
	2011	2010	2011

Supplemental cash flow information Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
	$-	$-	$100,000

Exchange of joint interest receivable for oil and natural gas properties	$-	-	$53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Convertible notes payable	-	-	591,778
Consulting agreements	-	-	911,100
Unevaluated oil and natural gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Participant advance converted to accounts payable	-	-	31,829
Accounts payable converted to convertible note payable	-	-	38,678
Covertible note payable and accrued interest forgiven by related party	-	-	57,920

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Notes to Condensed Consolidated Financial Statements
July 31, 2011

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

The consolidated financial statements include the accounts of North American Energy Resources, Inc. (“NAER”) and its wholly owned subsidiary, North American Exploration, Inc. (“NAE”) (collectively the “Company”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2011, which is included in the Company’s Form 10-K dated April 30, 2011.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

  Business

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells.  The Company has an interest in a pipeline in Oklahoma which is currently shut-in, but has been used to gather natural gas production.  The Company's gas production was shut-in due to low prices in February 2009 in Washington County, Oklahoma and was sold effective October 1, 2010.  The Company has acquired a non-operated interest in a gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities.

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

Development stage
The Companies are  in the development stage and have realized only nominal revenue to date.  The decline in gas prices and limited reserves caused the Company's original gas development plans  in Washington County, Oklahoma to be cancelled and these properties were sold effective October 1, 2010.  Accordingly, the operation of the Companies are presented as those of a development stage enterprise, from their inception (August 18, 2006).

Going concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced operations in September 2006.

At July 31, 2011 and April 30, 2011 the Company had a working capital deficit of $220,817 and $115,572, respectively.  The Company has an accumulated deficit of $3,078,294  which includes a loss of $105,276 during the three months ended July 31, 2011.  By December 5, 2010, the Company had exchanged 3,329,406 shares of common stock for convertible notes payable principal of $474,358 and $81,890 in accrued interest.  In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2012 with interest accruing at 4% per annum.  The note is convertible into common stock at $0.10 per share.

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

  Fiscal year
2012 refers to periods ending during the fiscal year ending April 30, 2012 and 2011 refers to periods ended during the fiscal year ended April 30, 2011.

  Reclassification
Certain reclassifications have been made in the financial statements at July 31, 2010 and for the periods then ended to conform to the July 31, 2011 presentation.  The reclassifications had no effect on net loss.

Recent adopted and pending accounting pronouncements
 We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") through August 31, 2011 and find none that would have a material impact on the financial statements of the Company.

NOTE 2:               RELATED PARTY TRANSACTIONS

Accounts payable - related parties includes the following expense reimbursements due to related parties at July 31, 2011 and April 30, 2011.  Amounts due include reimbursements for D&O insurance, rent, travel, legal and cash advances for payment of other administrative expenses.

	July 31, 2011	April 30, 2011

Clinton W. Coldren, Chief Executive Officer	$87,343	$50,769
Alan G. Massara, Chief Financial Officer	6,371	3,418
	$93,714	$54,187

Effective June 15, 2011, the Board of Directors approved compensation to begin accruing at the rate of $10,000 per month for each of the two listed executive officers.  At July 31, 2011, accrued expenses included $30,000 accrued for compensation.

NOTE 3:               STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At July 31, 2011 and April 30, 2011, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At July 31, 2011 and April 30, 2011 the Company has 21,554,945 shares issued and outstanding, respectively.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.  No options are outstanding at July 31, 2011.  At July 31, 2011, there are 1,242,333 shares available for grant.

NOTE 4:          CONVERTIBLE NOTES PAYABLE

The Company has a convertible note payable in the amount of $38,678 which is due January 6, 2012 with interest accruing at 4% per annum.  The note is convertible into the Company's common stock at $0.10 per share.

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 2011 AND 2010

Revenues during the three months ended July 31, 2011 and 2010 were as follows:

	2011	2010

Oil production	$—	$1,905
Gas production	536	—
Total revenue	$536	$1,905

Gas production included 177 MCF sold in 2011.  Oil revenues included 31 net barrels sold in 2010.  As a result of continuing high operating costs, the Company sold all of its producing oil properties and its non-producing gas properties effective October 1, 2010 and acquired one new gas property in a different geographic area.

Costs and expenses during the three months ended July 31, 2011 and 2010 were as follows:

	2011	2010

Oil and natural gas production taxes	$39	$137
Oil and natural gas production expenses	243	2,644
Depreciation and amortization	31	714
Non-cash compensation	—	123,879
Other general and administrative expense, net of operator's overhead fee	105,113	23,167
Total	$105,426	$150,541

The decline in direct oil and natural gas costs is a result of the sale of the high maintenance oil properties effective October 1, 2010 and the simultaneous purchase of an interest in a producing gas well.  The gas well has produced a small profit whereas the operating costs of the oil production always exceeded its revenue.

Non-cash compensation declined primarily due to completion of the amortization of consulting agreements in 2010.

Other general and administrative expense, net of operator's overhead fee increased in the 2011 period primarily due to new costs associated with the expanding staff and the new office location.  Rent increased $17,342; officer compensation increased $30,000; legal costs increased $32,474; travel and entertainment increased $5,500; and other costs associated with maintaining a separate office also increased.

Other income (expense) during the three months ended July 31, 2011 and 2010 is as follows:

	2011	2010

Interest expense	$(386)	$(15,441)
Total	$(386)	$(15,441)

The interest bearing debt decreased during the 2011 period as compared to the 2010 period primarily due to the exchange of common stock for convertible notes payable in December 2010.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2011, we had $574 in cash and a working capital deficit of $220,817.  Comparatively, we had cash of $716 and a working capital deficit of $115,572 at April 30, 2011.

We estimate that our total planned cash expenditures over the next twelve months will be approximately $100,000 for basic corporate overhead, assuming no increased operations.  We are actively seeking other acquisitions which will require significant new external financing which could materially change the existing capital structure of the Company.

The Company will plan to meet its capital requirements for the next year principally with advances from related parties.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities was $142 for the three-month period ended July 31, 2011 and cash provided by operations was $516 for the comparable 2010 period.  There has been only nominal activity with a significant portion of the operating loss being paid with advances from related parties or common stock.

CASH USED IN FINANCING ACTIVITIES

We incurred capital costs of $2,893 in the three months ended July 31, 2010 and none in the 2011 period.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining a replacement for the related party loans to pursue our business plan.  For these reasons, there is substantial doubt we will be able to continue as a going concern, since we are dependent upon an as yet unknown source to provide sufficient funds to finance future operations until our revenues are adequate to fund our cost of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T:               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company's financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2011.  Our management has determined that, as of July 31, 2011, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended July 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: September 14, 2011	By:	/s/ Alan G. Massara
President and Chief Financial Officer