Form 10-Q
period 2011-10-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2011-12-14
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2011

File No. 000-52522

North American Energy Resources, Inc.

(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Saint Charles Ave., Suite 724, New Orleans, LA 70130

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (504) 561-1151

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of November 30, 2011.

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

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION (Unaudited)

Item 1: Condensed Consolidated Financial Statements 3

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations 15

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

Item 1: Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Condensed Consolidated Operations
For the six months ended October 31, 2011 and 2010
and the period from inception (August 18, 2006) through October 31, 2011
(Unaudited)

	2011	2010	Inception (August 18, 2006) through October 31, 2011
Oil and natural gas sales	$ 1,247	$ 4,044	$ 45,141
Pipeline fees	-	-	2,450
Total revenues	1,247	4,044	47,591
Costs and expenses			
Oil and natural gas production taxes	90	289	3,249
Oil and natural gas production expenses	505	8,397	107,622
Depreciation and amortization	70	1,478	16,186
Asset impairment	-	46,894	910,714
Non-cash compensation	-	212,754	1,414,291
Bad debt expense	-	7,828	86,000
General and administrative expense, net of operator's overhead fees	241,466	28,085	636,166
Total costs and expenses	242,131	305,725	3,174,228
Loss from operations	(240,884)	(301,681)	(3,126,637)
Other income (expense):			
Other income	9,619	-	9,939
Interest income	-	-	900
Interest expense	(776)	(31,181)	(89,261)
Total other income (expense)	8,843	(31,181)	(78,422)
Net loss	(232,041)	(332,862)	(3,205,059)
Other comprehensive loss			
Unrealized loss on available for sale securities	-	1,000	-
Net comprehensive loss	$ (232,041)	$ (331,862)	$ (3,205,059)
Net loss per common share, basic and diluted	$ (0.01)	$ (0.02)	
Weighted average common shares outstanding	21,554,945	17,375,539	

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through October 31, 2011
(Unaudited)

	Date	Common stock Shares	Common stock Amount	Additional Paid in Capital	Intrinsic Value of Common Stock Options
BALANCE August 18, 2006		-	$ -	$ -	$ -
Common stock issued for net assets	09/01/06	11,264,485	11,265	88,735	-
Common stock issued for cash	09/07/06	1,126,448	1,126	8,874	-
Common stock issued for cash	09/11/06	1,126,448	1,126	8,874	-
Net loss		-	-	-	-
BALANCE April 30, 2007		13,517,381	13,517	106,483	-
Net loss		-	-	-	-
BALANCE April 30, 2008		13,517,381	13,517	106,483	-
Acquisition of North American Energy Resources, Inc.	07/28/08	177,000	177	119,653	-
Conversion of note payable and accrued interest for common stock	07/31/08	153,000	153	35,377	-
Common stock options granted for:					
350,000 shares at $1.00 per share	08/01/08	-	-	178,000	(178,000)
50,000 shares at $1.25 per share	08/01/08	-	-	27,096	(27,096)
Exercise common stock options:					
for $1.25 per share	09/22/08	100	-	6,250	-
for $1.00 per share	09/22/08	1,000	1	49,999	-
for $1.25 per share	10/13/08	100	-	6,250	-
for $1.00 per share	10/13/08	70	-	3,500	-
Accounts payable paid with common stock	10/14/08	90	-	9,016	-
Amortize intrinsic value of options	10/31/08	-	-	-	17,091
Cancel common stock options	11/05/08	-	-	(188,005)	188,005
Common stock issued for compensation	11/07/08	100	-	6,250	-
Common stock issued for accounts payable	11/07/08	60	-	3,000	-
Common stock issued for consulting service	11/12/08	3,000	3	310,497	-
Common stock issued for accounts payable	11/17/08	400	1	24,999	-
Capital contribution by shareholder in cash	11/30/08	-	-	50,000	-
Common stock issued for:					
Compensation	12/09/08	338	-	5,000	-
Accounts payable	12/09/08	300	-	1,200	-
Accounts payable	12/09/08	400	-	6,000	-
Compensation	01/05/09	500	1	4,999	-
Accounts payable	01/05/09	800	1	3,199	-
Accounts payable	01/05/09	400	1	3,999	-
Accounts payable	01/19/09	4,000	4	14,996	-
Compensation	01/26/09	1,500	2	4,998	-
Accounts payable	02/24/09	6,000	6	9,761	-
Compensation	02/24/09	1,000	1	1,999	-
Compensation	03/04/09	4,000	4	4,996	-
Compensation	04/06/09	4,000	4	5,996	-
Officer compensation	04/21/09	160,000	160	145,440	-
Net loss		-	-	-	-
BALANCE April 30, 2009		14,035,539	$ 14,036	960,948	-

(Continued)

See accompanying notes to consolidated financial statements.

6

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2011
(Unaudited)

	Prepaid Officer Compensation	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total
BALANCE August 18, 2006	$ -	$ -	$ -	$ -
Common stock issued for net assets	-	-	-	100,000
Common stock issued for cash	-	-	-	10,000
Common stock issued for cash	-	-	-	10,000
Net loss	-	-	(5,379)	(5,379)
BALANCE April 30, 2007	-	-	(5,379)	114,621
Net loss	-	-	(24,805)	(24,805)
BALANCE April 30, 2008	-	-	(30,184)	89,816
Acquisition of North American Energy Resources, Inc.	-	-	-	119,830
Conversion of note payable and accrued interest for common stock	-	-	-	35,530
Common stock options granted for:				
350,000 shares at $1.00 per share	-	-	-	-
50,000 shares at $1.25 per share	-	-	-	-
Exercise common stock options:				
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	50,000
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	3,500
Accounts payable paid with common stock	-	-	-	9,016
Amortize intrinsic value of options	-	-	-	17,091
Cancel common stock options	-	-	-	-
Common stock issued for compensation	-	-	-	6,250
Common stock issued for accounts payable	-	-	-	3,000
Common stock issued for consulting service	-	-	-	310,500
Common stock issued for accounts payable	-	-	-	25,000
Capital contribution by shareholder in cash	-	-	-	50,000
Common stock issued for:				
Compensation	-	-	-	5,000
Accounts payable	-	-	-	1,200
Accounts payable	-	-	-	6,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	3,200
Accounts payable	-	-	-	4,000
Accounts payable	-	-	-	15,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	9,767
Compensation	-	-	-	2,000
Compensation	-	-	-	5,000
Compensation	-	-	-	6,000
Officer compensation	(84,933)	-	-	60,667
Net loss	-	-	(1,097,468)	(1,097,468)
BALANCE April 30, 2009	(84,933)	-	(1,127,652)	$ (237,601)

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2011
(Unaudited)

	Date	Common stock Shares	Common stock Amount	Additional Paid in Capital	Intrinsic Value of Common Stock Options
BALANCE April 30, 2009		14,035,539	$ 14,036	$ 960,948	$ -
Common stock issued for:					
consulting agreement	05/01/09	400,000	400	419,600	-
consulting agreement	05/01/09	200,000	200	209,800	-
oil and gas non-producing property	06/09/09	700,000	700	125,300	-
accounts payable	07/27/09	10,000	10	4,990	-
consulting agreement	07/27/09	30,000	30	14,970	-
consulting agreement	07/27/09	30,000	30	14,970	-
oil and gas producing property	09/25/09	350,000	350	192,150	-
consulting contract	09/25/09	300,000	300	182,700	-
cash	02/23/10	200,000	200	5,800	-
consulting agreement	02/24/10	400,000	400	31,600	-
consulting agreement - director fees	02/24/10	450,000	450	35,550	-
consulting agreement - director fees	02/24/10	150,000	150	11,850	-
officer compensation - director fees	02/24/10	120,000	120	9,480	-
Other comprehensive loss on available-for-		-	-		
sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/03/10	-	-	57,920	-
Common stock issued for:					
Consulting agreement	12/02/10	850,000	850	7,650	-
Conversion of convertible notes payable	12/05/10	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE October 31, 2011		21,554,945	$ 21,555	$ 2,838,197	$ -

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2011
(Unaudited)

	Prepaid Officer Compensation	Accumulated Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total
BALANCE April 30, 2009	$ (84,933)	$ -	$ (1,127,652)	$ (237,601)
Common stock issued for:				
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:				
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(232,041)	(232,041)
BALANCE October 31, 2011	$ -	$ -	$ (3,205,059)	$ (345,307)

See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Condensed Consolidated Cash Flows
For the six months ended October 31, 2011 and 2010
and the period from inception (August 18, 2006) through October 31, 2011
(Unaudited)

	2011	2010	Inception (August 18, 2006) through July 31, 2011
Operating activities			
Net loss	$ (232,041)	$ (332,862)	$ (3,205,059)
Adjustments to reconcile net loss to net cash used in operating activities:			
Depreciation and amortization	70	1,478	16,186
Non-cash compensation	-	212,754	1,414,291
Bad debt expense	-	7,828	104,243
Asset impairment	-	46,894	910,714
Changes in operating assets and liabilities:			
Accounts receivable	(153)	(9,679)	(96,210)
Interest accrued on loan to related party	-	-	(900)
Prepaid expenses and other assets	6,116	5,472	9,684
Accounts payable	56,909	22,642	355,656
Accrued expenses	90,795	31,181	177,769
Related party advances for working capital	78,754	-	114,948
Oil and gas proceeds due others	(368)	1,878	-
Advances (repayments) - joint interest owners	-	(1,226)	(9,643)
Net cash from (used in) operating activities	82	(13,640)	(208,321)
Investing activities			
Payments for oil and natural gas properties and equipment	-	(4,893)	(166,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	(4,893)	(46,481)
Financing activities			
Loan proceeds	-	17,500	48,750
Shareholder contribution	-	-	50,000
Loans from related parties	-	-	130,850
Sale of common stock	-	-	26,000
Net cash provided by financing activities	-	17,500	255,600
Net increase (decrease) in cash and cash equivalents	82	(1,033)	798
Cash and cash equivalents, beginning of period	716	3,026	-
Cash and cash equivalents, end of period	$ 798	$ 1,993	$ 798

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

At October 31, 2011 and April 30, 2011 the Company had a working capital deficit of $347,543 and $115,572, respectively. The Company has an accumulated deficit of $3,205,059 which includes a loss of $232,041 during the six months ended October 31, 2011. By December 5, 2010, the Company had exchanged 3,329,406 shares of common stock for convertible notes payable principal of $474,358 and $81,890 in accrued interest. In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2012 with interest accruing at 4% per annum. The note is convertible into common stock at $0.10 per share.

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

Recent adopted and pending accounting pronouncements

 We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") through November 30, 2011 and find none that would have a material impact on the financial statements of the Company.

Note 2: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at October 31, 2011 and April 30, 2011. Amounts due include reimbursements for D&O insurance, rent, travel, legal and cash advances for payment of other administrative expenses.

Effective June 15, 2011, the Board of Directors approved compensation to begin accruing at the rate of $10,000 per month for each of the two listed executive officers. At October 31, 2011, accrued expenses included $90,000 accrued for compensation. Beginning effective November 1, 2011, the compensation rate for Mr. Coldren will increase to $20,833 per month and for Mr. Massara will increase to $18,750 per month.

Note 3: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At October 31, 2011 and April 30, 2011, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At October 31, 2011 and April 30, 2011 the Company has 21,554,945 shares issued and outstanding, respectively.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options." Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements. No options are outstanding at October 31, 2011. At October 31, 2011, there are 1,242,333 shares available for grant.

Note 4: CONVERTIBLE NOTES PAYABLE

The Company has a convertible note payable in the amount of $38,678 which is due January 6, 2012 with interest accruing at 4% per annum. The note is convertible into the Company's common stock at $0.10 per share.

Note 5: COMMITMENTS AND CONTINGENCIES

On October 28, 2011, the Company and a private seller ("Seller") entered into an asset purchase agreement (the "Asset Purchase Agreement") for the acquisition by the Company of certain onshore and offshore oil and gas fields of Seller (the "Assets") for $175 Million in cash, subject to certain purchase price adjustments at closing. The Assets include about 110 producing wells in 34 fields with average net production of 12 million cubic feet per day (MMcf/d) of natural gas and 900 barrels per day of oil (BBl/d), or a total of 2,900 BOE/d. The Assets have Proven Reserves of approximately 15.5 Million BOE with additional Probable and Possible potential of over 10 Million BOE. The closing of the purchase and sale of the Assets is expected to occur upon the satisfaction or waiver of the conditions set forth in the Asset Purchase Agreement, but no later than December 31, 2011, and will have an effective date of June 1, 2011, unless Seller and the Company mutually agree in writing to extend the closing date. Completion of the purchase is subject to preferential rights-to-purchase held by other working interest owners in a number of the Assets, as well as, several industry-standard closing conditions, including, without limitation, the completion by the Company of satisfactory due diligence and the receipt of all necessary regulatory approvals. Additionally, the Company's ability to close the purchase is contingent on its ability to raise sufficient capital, and the failure to do so could result in termination of the purchase and sale agreement between the Company and the Seller. The Company intends to utilize a combination of debt and equity to fund the purchase.

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. Notwithstanding the above, should prior to December 31, 2011, the Company complete the previously announced Gulf Coast acquisition and in connection therewith files a registration statement covering the shares of Common Stock underlying the Note, then the Note shall convert on the 23rd trading day following effectiveness of the registration statement into shares of Common Stock at a price equal to 90% of the Volume Weighted Average Price of the Common Shares for the 20 trading days following effectiveness of such registration statement. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010

Revenues during the three months ended October 31, 2011 and 2010 were as follows:

Gas production included 227 MCF sold in 2011. Oil revenues included 32 net barrels sold in 2010. As a result of continuing high operating costs, the Company sold all of its producing oil properties and its non-producing gas properties effective October 1, 2010 and acquired one new gas property in a different geographic area.

Costs and expenses during the three months ended October 31, 2011 and 2010 were as follows:

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

Other general and administrative expense, net of operator's overhead fee increased in the 2011 period from $4,918 in 2010 to $136,352 in 2011, primarily due to new costs associated with the expanding staff and the new office location. Rent increased $17,342; officer compensation increased $60,000; legal costs increased $42,372; travel and entertainment increased $4,207; and other costs associated with maintaining a separate office also increased.

Other income (expense) during the three months ended October 31, 2011 and 2010 is as follows:

The interest bearing debt decreased during the 2011 period as compared to the 2010 period primarily due to the exchange of common stock for convertible notes payable in December 2010.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

Revenues during the six months ended October 31, 2011 and 2010 were as follows:

Gas production included 404 MCF sold in 2011. Oil revenues included 64 net barrels sold in 2010. As a result of continuing high operating costs, the Company sold all of its producing oil properties and its non-producing gas properties effective October 1, 2010 and acquired one new gas property in a different geographic area.

Costs and expenses during the six months ended October 31, 2011 and 2010 were as follows:

The decline in direct oil and natural gas costs is a result of the sale of the high maintenance oil properties effective October 1, 2010 and the simultaneous purchase of an interest in a producing gas well. The gas well has produced a small profit whereas the operating costs of the oil production always exceeded its revenue.

The Company recorded an asset impairment charge for the difference between the sales price of its remaining assets in 2010 and the carrying value of the assets at the time of the sale.

Non-cash compensation declined primarily due to completion of the amortization of consulting agreements in 2010.

Other general and administrative expense, net of operator's overhead fee increased in the 2011 period from $28,085 in 2010 to $241,466 in 2011, primarily due to new costs associated with the expanding staff and the new office location. Rent increased $34,685; officer compensation increased $90,000; legal costs increased $74,850; travel and entertainment increased $9,707; and other costs associated with maintaining a separate office also increased.

Other income (expense) during the six months ended October 31, 2011 and 2010 is as follows:

The interest bearing debt decreased during the 2011 period as compared to the 2010 period primarily due to the exchange of common stock for convertible notes payable in December 2010.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At October 31, 2011, we had $798 in cash, $153 in accounts receivable and a working capital deficit of $347,543. Comparatively, we had cash of $716 and a working capital deficit of $115,572 at April 30, 2011.

We have entered into an Asset Purchase Agreement described in Note 5 which requires us to raise $175 Million for the cash purchase price.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. If we are successful in raising the $175 Million purchase price to complete the asset acquisition discussed in Note 5, our cash flow will change dramatically.

Cash requirements and capital expenditures

We currently require a minimum of $175 Million in cash to meet our initial capital requirements. We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of the acquisition and the initial operating requirements while we attempt to raise the capital required.

Known trends and uncertainties

The Company is in a very competitive business. The economy has been very uncertain over the past two to three years and may make it very difficult to raise the capital required to complete the Asset Purchase Agreement.

Expected changes in the mix and relative cost of capital resources

The initial phase for the Company is raising the purchase price for the acquisition. In order to take advantage of the undeveloped properties, the Company will require additional financing to continue development plans. The actual amounts required and the timing of the requirements have not been developed.

What balance sheet, income or cash flow items should be considered in assessing liquidity

We are actively seeking funding to complete the acquisition discussed in Note 5, which will require significant new external financing which will materially change the existing capital structure of the Company.

Our prospective sources for and uses of cash

Our current significant issue is raising the funds to complete the acquisition discussed in Note 5. If successful, the Company expects to use a combination of debt and equity .

CASH FROM OPERATING ACTIVITIES

Cash provided by operating activities was $82 for the six-month period ended October 31, 2011 and cash used in operations was $13,640 for the comparable 2010 period. There has been only nominal activity with a significant portion of the operating loss being paid with advances from related parties or common stock.

CASH USED IN FINANCING ACTIVITIES

We incurred capital costs of $4,893 in the six months ended October 31, 2010 and none in the 2011 period.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining substantial debt and equity financing to complete our planned acquisition. For these reasons, there is substantial doubt we will be able to continue as a going concern, since we are dependent upon an as yet unknown source to provide sufficient funds to finance future operations until our revenues are adequate to fund our cost of operations. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2011. Our management has determined that, as of October 31, 2011, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended October 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: December 13, 2011

By: /s/ Alan G. Massara

President and Chief Financial Officer