Form 10-Q
period 2012-01-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2012-03-06
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of February 15, 2012.

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

	TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1:	Condensed Consolidated Financial Statements	3

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4:	Controls and Procedures	21

PART II - OTHER INFORMATION		22

Item 1:	Legal Proceedings

Item 1A:	Risk Factors

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3:	Defaults upon Senior Securities

Item 4:	Submission of Matters to a Vote of Security Holders

Item 5:	Other Information

Item 6:	Exhibits

PART I - Financial Information

Item 1: Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
January 31, 2012 (Unaudited) and April 30, 2011
	January 31,	April 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	58,691	716
Accounts receivable	150	-
Prepaid expenses	-	8,664
Total current assets	58,841	9,380
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(141)	(52)
Total properties and equipment	2,217	2,306
Total assets	61,058	11,686

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	118,076	30,860
Oil and gas proceeds due to others	-	368
Related parties	18,427	54,187
Accrued expenses	214,901	859
Convertible note payable - officer	375,181	-
Convertible note payable	38,678	38,678
Total current liabilities	765,263	124,952
Commitments and contingencies

Stockholder' deficit:
Preferred stock: $0.001 par value ; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares
authorized; 21,554,945 issued and outstanding
at January 31, 2012 and April 30, 2011, respectively	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,563,957)	(2,973,018)
Total stockholders' deficit	(704,205)	(113,266)
Total liabilities and stockholders' deficit	61,058	11,686

See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Statements of Condensed Consolidated Operations
For the three months ended January 31, 2012 and 2011
(Unaudited)

	2012	2011

Oil and natural gas sales	326	322
Total revenues	326	322
Costs and Expenses
Oil and natural gas production taxes	23	23
Oil and natural gas production expenses	244	171
Depreciation and amortization	19	52
Non-cash compensation	-	53,500
General and administrative expense, net of
operator's overhead fees	354,451	23,672
Total costs and expenses	354,737	77,418
Loss from operations	(354,411)	(77,096)
Other income (expense):
Interest expense	(4,486)	(5,500)
Total other income (expense)	(4,486)	(5,500)
Net loss	(358,897)	(82,596)

Net loss per common share, basic and diluted	(0.02)	0.00

Weighted average common shares outstanding	21,554,945	20,029,232

See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
Statements of Condensed Consolidated Operations
For the nine months ended January 31, 2012 and 2011
and the period from inception (August 18, 2006) through January 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			January 31,
	2012	2011	2012

Oil and natural gas sales	1,572	4,366	45,466
Pipeline fees	-	-	2,450
Total revenues	1,572	4,366	47,916
Costs and expenses
Oil and natural gas production taxes	113	312	3,272
Oil and natural gas production expenses	750	8,568	107,867
Depreciation and amortization	89	1,530	16,205
Asset impairment	-	46,894	910,714
Non-cash compensation	-	266,254	1,414,291
Bad debt expense	-	7,828	86,000
General and administrative expense, net of
operator's overhead fees	595,916	51,757	990,616
Total costs and expenses	596,868	383,143	3,528,965
Loss from operations	(595,296)	(378,777)	(3,481,049)
Other income (expense):
Other income	9,619	-	9,939
Interest income	-	-	900
Interest expense	(5,262)	(36,680)	(93,747)
Total other income (expense)	4,357	(36,680)	(82,908)
Net loss	(590,939)	(415,457)	(3,563,957)

Net loss per common share, basic and diluted	(0.03)	(0.02)

Weighted average common shares outstanding	21,554,945	18,260,104

See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Stockholders' Deficit
For the Period from inception (August 18, 2006) through January 31, 2012					Intrinsic
(Unaudited)				Additional	Value of
		Common Stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE August 18, 2006		-	-	-	-
Common stock for net assets	9/1/2006	11,264,485	11,265	88,735	-
Common stock issued for cash	9/7/2006	1,126,448	1,126	8,874	-
Common stock issued for cash	9/11/2006	1,126,448	1,126	8,874	-
Net loss		-	-	-	-
BALANCE April 30, 2007		13,517,381	13,517	106,483	-
Net loss		-	-		-
BALANCE April 30, 2008		13,517,381	13,517	106,483	-
Acquisition of North American Energy
Resources, Inc.	7/28/2008	177,000	177	119,653	-
Conversion of note payable and accrued
interest for common stock	7/31/2008	153,000	153	35,377	-
Common stock options granted for:
350,000 shares at $1.00 per share	8/1/2008	-	-	178,000	(178,000)
50,000 shares at $1.25 per share	8/1/2008	-	-	27,096	(27,096)
Exercise common stock options:
for $1.25 per share	9/22/2008	100	-	6,250	-
for $1.00 per share	9/22/2008	1,000	1	49,999	-
for $1.25 per share	10/13/2008	100	-	6,250	-
for $1.00 per share	10/13/2008	70	-	3,500	1
Accounts payable paid with common stock	10/14/2008	90	-	9,016	-
Amortized intrinsic value of options	10/31/2008	-	-	-	17,091
Cancel common stock options	11/5/2008	-	-	(188,055)	188,055
Common stock issued for compensation	11/7/2008	100	-	6,250	-
Common stock issued for accounts payable	11/7/2008	60	1	3,000	-
Common stock issued for consulting service	11/12/2008	3,000	3	310,497	-
Common stock issued for accounts payable	11/17/2008	400	1	24,999	-
Capital contribution by shareholder in cash	11/30/2008	-	-	50,000	-
Common stock issued for:
Compensation	12/9/2008	338	-	5,000	-
Accounts payable	12/9/2008	300	-	1,200	-
Accounts payable	12/9/2008	400	-	6,000	-
Compensation	1/5/2009	500	1	4,999	-
Accounts payable	1/5/2009	800	1	3,199	-
Accounts payable	1/5/2009	400	1	3,999	-
Accounts payable	1/19/2009	4,000	4	14,996	-
Compensation	1/26/2009	1,500	2	4,998	-
Accounts payable	2/24/2009	6,000	6	9,761	-
Compensation	2/24/2009	1,000	1	1,999	-
Compensation	3/4/2009	4,000	4	4,996	-
Compensation	4/6/2009	4,000	4	5,996	-
Officer Compensation	4/21/2009	160,000	160	145,440	-
Net loss		-	-	-	-
BALANCE April 30, 2009		14,035,539	14,036	960,948	-
					(Continued)
See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through January 31, 2012
(Unaudited)
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE August 18, 2006	-	-	-	-
Common stock issued for net assets	-	-	-	100,000
Common stock issued for cash	-	-	-	10,000
Common stock issued for cash	-	-	-	10,000
Net loss	-	-	(5,379)	(5,379)
BALANCE April 30, 2007	-	-	(5,379)	114,621
Net loss	-	-	(24,805)	(24,805)
BALANCE April 30, 2008	-	-	(30,184)	89,816
Acquisition of North American Energy
Resources, Inc.	-	-	-	119,830
Conversion of note payable and accrued
interest for common stock	-	-	-	35,530
Common stock options granted for:
350,000 shares at $1.00 per share	-	-	-	-
50,000 shares at $1.25 per share	-	-	-	-
Exercise common stock options:
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	50,000
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	3,500
Accounts payable paid with common stock	-	-	-	9,016
Amortize intrinsic value of options	-	-	-	17,091
Cancle common stock options	-	-	-	-
Common stock issued for compensation	-	-	-	6,250
Common stock issued for accounts payable	-	-	-	3,000
Common stock issued for consulting service	-	-	-	310,500
Common stock issued for accounts payable	-	-	-	25,000
Capital contribution by shareholder in cash	-	-	-	50,000
Common stock issued for:
Compensation	-	-	-	5,000
Accounts payable	-	-	-	1,200
Accounts payable	-	-	-	6,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	3,200
Accounts payable	-	-	-	4,000
Accounts payable	-	-	-	15,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	9,767
Compensation	-	-	-	2,000
Compensation	-	-	-	5,000
Compensation	-	-	-	6,000
Officer compensation	(84,933)	-	-	60,667
Net loss	-	-	(1,097,468)	(1,097,468)
BALANCE April 30, 2009	(84,933)	-	(1,127,652)	(237,601)
				(Continued)
See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through January 31, 2012
(Unaudited)

					Intrinsic
				Additional	Value of
		Common stcok		Pain in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	14,036	960,948	-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas non-producing property	9/25/2009	350,000	350	192,150	-
consulting agreement	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement- director fees	2/24/2010	450,000	450	33,550	-
consulting agreement- director fees	2/24/2010	150,000	150	11,850	-
consulting agreement- director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-		-	-
sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale
securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE January 31, 2012		21,554,945	21,555	2,838,197	-

					(Continued)

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development stage Companies)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through January 31, 2012
(Unaudited)
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	(84,933)	-	(1,127,652)	(237,601)
Common stock issued for:
Consulting agreement	-	-	-	420,000
Consulting agreement	-	-	-	210,000
Oil and gas non-producing property	-	-	-	126,000
Accounts payable	-	-	-	5,000
Consulting agreement	-	-	-	15,000
Consulting agreement	-	-	-	15,000
Oil and gas non-producing property	-	-	-	192,500
Consulting contract	-	-	-	183,000
Cash	-	-	-	6,000
Consulting agreement	-	-	-	32,000
Consulting agreement - director fees	-	-	-	36,000
Consulting agreement - director fees	-	-	-	12,000
Officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on abailable-for		-	-
sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of abailable-for-sale
securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by realted party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(590,939)	(590,939)
BALANCE January 31, 2012	-	-	(3,563,957)	(704,205)

See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development stage Companies)
Statements of Condensed Consolidated Cash Flows
Nine months ended January 31, 2012 and 2011, and the period from inception (August 18, 2006) through January 31, 2012
(Unaudited)
			Inception
			18-Aug-06
			through
			January 31,
	2012	2011	2012

Operating activities
Net loss	(590,939)	(415,457)	(3,563,957)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	89	1,530	16,205
Non-cash compensation	-	266,254	1,414,291
Bad debt expense	-	7,828	104,243
Asset impairment	-	46,894	910,714
Changes in operating assets and liabilities:
Accounts receivable	(150)	321	(96,207)
Interest accrued on loan to related party	-	-	(900)
Prepaid expenses and other asstes	8,664	5,982	12,232
Accounts payable	87,216	41,060	385,963
Accrued expenses	214,042	36,689	301,016
Realted party advances for working capital	(35,760)	-	434
Oil and gas proceeds due others	(368)	(4,622)	-
Advances (repayments) - joint interest owners	-	(1,226)	(9,643)
Net cash from (used in) operating activities	(317,206)	(14,747)	(525,609)
Investing activities
Payments for oil and natural gas properties and
equipment	-	(4,893)	(166,311)
Cash received in excess of cash paid in reverse
acquisition of North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	(4,893)	(46,481)
Financing activities
Loan proceeds	-	17,500	48,750
Shareholder contribution	-	-	50,000
Loans from related parties	375,181	-	506,031
Sale of common stock	-	-	26,000
Net cash provided by financing activities	375,181	17,500	630,781
Net increase (decrease) in cash and cash ewuibalents	57,975	(2,140)	58,691
Cash and cash equivalents, beginning of period	716	3,026	-
Cash and cash equivalents, end of period	58,691	886	58,691
			(Continued)
See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development stage Companies)
Statements of Condensed Consolidated Cash Flows, Continued
Nine months ended January 31, 2012 and 2011, and the period from inception (August 18, 2006) through January 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			January 31,
	2012	2011	2012
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	-	-	437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes eceivable	-	-	76,000
Oil and gas properties	-	-	303,670
Interest in pipeling	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
	-	-	100,000

Exchange of joint interest receivable for oil and
natural gas properties	-	-	53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Convertible notes payable	-	556,248	591,778
Consulting agreements	-	-	911,100
Un-evaluated oil and natural gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts Payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable
To accounts payable	-	-	1,068
Accounts receivable applied as payment on note
payable to related party	-	-	4,572
Option exercises paid by reducing note payable
related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Participant advance converted to accounts payable	-	-	31,829
Accounts payable converted to convertible note payable	-	38,678	38,678
Convertible note payable and accrued interest forgiven by related party	-	57,920	57,920

See accompanying notes to condensed consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Companies)

Notes to Condensed Consolidated Financial Statements

January 31, 2012

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

At January 31, 2012 and April 30, 2011 the Company had a working capital deficit of $706,422 and $115,572, respectively. The Company has an accumulated deficit of $3,563,957 which includes a loss of $590,939 during the nine months ended January 31, 2012. By December 5, 2010, the Company had exchanged 3,329,406 shares of common stock for convertible notes payable principal of $474,358 and $81,890 in accrued interest. In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2012 with interest accruing at 4% per annum. The note is convertible into common stock at $0.10 per share. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At January 31, 2012, the Company’s CEO had loaned the Company $375,181.

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

Reclassification

Certain reclassifications have been made in the financial statements at January 31, 2011 and for the periods then ended to conform to the January 31, 2012 presentation. The reclassifications had no effect on net loss.

Recent adopted and pending accounting pronouncements

 We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") through November 30, 2011 and find none that would have a material impact on the financial statements of the Company.

Note 2: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at January 31, 2012 and April 30, 2011. Amounts due include reimbursements for D&O insurance, rent, travel, legal and cash advances for payment of other administrative expenses.

	January 31, 2012	April 30, 2011

Clinton W. Coldren, Chief Executive Officer	$ -	$50,769
Alan G. Massara, Chief Financial Officer	18,427	3,418
	18,427	54,187

Effective June 15, 2011, the Board of Directors approved compensation to begin accruing at the rate of $10,000 per month for each of the two listed executive officers. At October 31, 2011, accrued expenses included $90,000 accrued for compensation. Beginning effective November 1, 2011, the compensation rate for Mr. Coldren increased to $20,833 per month and for Mr. Massara increased to $18,750 per month.

Accrued expenses include the following:

	January 31, 2012	April 30, 2011
Accrued Compensation	208,750	-
Accrued interest due CEO	4,096	-
Amount due related parties	212,846	-
Accrued interest - other	1,649	483
Asset retirement obligation	406	376
	214,901	859

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date.

Note 3: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At January 31, 2012 and April 30, 2011, the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At January 31, 2012 and April 30, 2011 the Company had 21,554,945 shares issued and outstanding, respectively.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options." Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements. No options are outstanding at January 31, 2012. At January 31, 2012, there are 1,242,333 shares available for grant.

Note 4: CONVERTIBLE NOTES PAYABLE

The Company has a convertible note payable in the amount of $38,678 which is due July 6, 2012 with interest accruing at 4% per annum. The note is convertible into the Company's common stock at $0.10 per share.

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

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

Revenues during the three months ended January 31, 2012 and 2011 were as follows:

	2012	2011
Oil production	-	-
Gas production	$326	$322
Total revenue	$326	$322

As a result of continuing high operating costs, the Company sold all of its producing oil properties and its non-producing gas properties effective October 1, 2010 and acquired one new gas property in a different geographic area. The revenue for each period is from this new property.

Costs and expenses during the three months ended January 31, 2012 and 2011 were as follows:

	2012	2011
Oil and natural gas production taxes	$23	$23
Oil and natural gas production expenses	$244	$171
Depreciation and amortization	$19	$52
Non-cash compensation	-	$53,500
Other general and administrative expense,
net of operator's overhead fee	$354,451	$23,672
Total	$354,737	$77,418

The gas well has produced a small profit whereas the operating costs of the oil production, which was sold effective October 1, 2010, always exceeded its revenue.

Non-cash compensation declined primarily due to completion of the amortization of consulting agreements in 2011.

Other general and administrative expense, net of operator's overhead fee increased in the 2012 period from $23,672 in 2011 to $354,451 in 2012, primarily due to new costs associated with the due diligence and planned property acquisition and the new office location. Rent increased $23,544; officer compensation increased $118,750; legal and professional costs increased $176,706; travel and entertainment increased $25,278; and other costs associated with maintaining a separate office also increased.

Other income (expense) during the three months ended January 31, 2012 and 2011 is as follows:

	2012	2011
Other income	-	-
Interest expense	($4,486)	($5,500)
Total	($4,486)	($5,500)

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

Revenues during the nine months ended January 31, 2012 and 2011 were as follows:

	2012	2011
Oil production	-	$4,044
Gas production	$1,572	$332
Total revenue	$1,572	$4,366

As a result of continuing high operating costs, the Company sold all of its producing oil properties and its non-producing gas properties effective October 1, 2010 and acquired one new gas property in a different geographic area. The gas production is from this well.

Costs and expenses during the nine months ended January 31, 2012 and 2011 were as follows:

	2012	2011
Oil and natural gas production taxes	$113	$312
Oil and natural gas production expenses	$750	$8,568
Depreciation and amortization	$89	$1,530
Asset impairment	-	$46,894
Non-cash compensation	-	$266,254
Bad debt expense	-	$7,828
Other general and administrative expenses,
net of operator's overhead fee	$595,916	$51,757
Total	$596,868	$383,143

The decline in direct oil and natural gas costs is a result of the sale of the high maintenance oil properties effective October 1, 2010 and the simultaneous purchase of an interest in a producing gas well. The gas well has produced a small profit whereas the operating costs of the oil production always exceeded its revenue.

The Company recorded an asset impairment charge of $46,894 for the difference between the sales price of its remaining assets in 2011 and the carrying value of the assets at the time of the sale.

Non-cash compensation declined primarily due to completion of the amortization of consulting agreements in 2011.

Other general and administrative expense, net of operator's overhead fee increased in the 2012 period from $51,757 in 2011 to $595,916 in 2012, primarily due to new costs associated with the due diligence costs and preliminary financing costs associated with the planned purchase. Rent increased $51,267; officer compensation increased $208,750; legal and professional costs increased $251,141; travel and entertainment increased $34,985; and other costs associated with maintaining a separate office also increased.

Other income (expense) during the nine months ended January 31, 2012 and 2011 is as follows:

	2012	2011
Other income	$9,619	-
Interest expense	-$5,262	($36,680)
Total	$4,357	($36,680)

The interest bearing debt decreased during the 2012 period as compared to the 2011 period primarily due to the exchange of common stock for convertible notes payable in December 2010.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At January 31, 2012, we had $58,691 in cash, $150 in accounts receivable and a working capital deficit of $706,422. Comparatively, we had cash of $716 and a working capital deficit of $115,572 at April 30, 2011.

We entered into an Asset Purchase Agreement which expired in December 2011. The majority of our increased administrative cost during the nine-month period ended January 31, 2012 was a result of due diligence costs and preliminary financing costs associated with the planned purchase.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require some form of debt and equity financing.

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At January 31, 2012, our CEO has loaned $375,181 for this purpose. If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

Known trends and uncertainties

The Company is in a very competitive business. The economy has been very uncertain over the past two to three years and may make it very difficult to raise the capital required to complete any asset purchase agreement.

Expected changes in the mix and relative cost of capital resources

The Company is now seeking another acquisition candidate. If identified, the initial phase for the Company will be due diligence and raising the purchase price for the acquisition. In order to take advantage of any undeveloped properties, the Company may require additional financing to continue development plans. The actual amounts required and the timing of the requirements has not been determined.

What balance sheet, income or cash flow items should be considered in assessing liquidity

We will seek funding to finance due diligence and the cost of an as yet unidentified acquisition, which may require significant new external financing and which may materially change the existing capital structure of the Company.

Our prospective sources for and uses of cash

Our current significant issue is identifying a new acquisition candidate, financing the due diligence and raising the funds to complete the acquisition. If successful, the Company expects to use a combination of debt and equity.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities was $317,206 for the nine-month period ended January 31, 2012 and cash used in operations was $14,747 for the comparable 2011 period. Losses incurred arose primarily from due diligence costs and the initial cost of raising funds for the planned acquisition which expired in December 2011.

CASH USED IN FINANCING ACTIVITIES

We incurred capital costs of $4,893 in the nine-month period ended January 31, 2011 and none in the 2012 period.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining substantial debt and equity financing to complete an acquisition, which we have not yet identified. For these reasons, there is substantial doubt we will be able to continue as a going concern, since we are dependent upon an as yet unknown source to provide sufficient funds to finance future operations until our revenues are adequate to fund our cost of operations. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4: Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2012. Our management has determined that, as of January 31, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended January 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 5, 2012

By: /s/ Alan G. Massara

President and Chief Financial Officer