Form 10-K
period 2012-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2012-07-23
CIK 1392694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

Commission File Number 000-52522

NORTH AMERICAN ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada 98-0550352

(State or Other Jurisdiction (IRS Employer

of Incorporation or Organization) Identification No.)

1535 Soniat St., New Orleans, LA 70115

(Address of Principal Executive Office) (Zip Code)

228 Saint Charles Ave., Suite 724, New Orleans, LA 70130

(Former Address of Principal Executive Office) (Zip Code)

Issuer’s telephone number (504) 561-1151

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK, $0.001 PAR VALUE

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the shares of our common stock, par value $0.001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,670,613.

As of June 15, 2012, the registrant had outstanding 21,554,945 shares of its common stock, par value of $0.001.

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

NAEY is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas. The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells. The Company has an interest in a pipeline in Washington County, Oklahoma which is currently shut-in, but has been used to gather natural gas production. The Company's gas production in Washington County, Oklahoma was shut-in due to low prices in February 2009 and was sold effective October 1, 2010 along with the Company's oil production in the area. The Company has acquired an interest in a non-operated gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities. The Company's focus is on acquiring producing oil and gas properties or companies with development potential.

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

On July 28, 2008, the Company acquired 100% of the outstanding stock of North American Exploration, Inc. ("NAE") (formerly Signature Energy, Inc.) for 420,000 shares of our common stock pursuant to a Stock Purchase Agreement ("SPA"). Completion of the SPA resulted in the shareholders of NAE having control of NAEY. Accordingly, the transaction was recorded for accounting purposes as the acquisition of NAE by NAEY with NAE as the acquirer (reverse acquisition). The financial statements of the Company prior to July 28, 2008 are those of NAE. Formerly NAEY used a November 30 year-end. As a result of the reverse acquisition, the Company chose to utilize the April 30 year-end of NAE after April 30, 2008.

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

OTHER

Our principal executive office is located at 1535 Soniat St. New Orleans, La 70115 and our telephone number is (504) 561-1151.

FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company. We have a limited history in the oil and gas development and production business.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending April 30, 2012. We have been in the development stage since our inception, August 18, 2006, have accumulated a net loss of $3,628,467 through April 30, 2012, and incurred a loss of $655,449 for the year then ended.

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

Item 1A: RISK FACTORS

Not applicable.

Item 2: PropertIES

The Company’s oil and gas business is primarily involved in the development and production of oil and gas. As of April 30, 2012, we have 160 acres under lease in Texas County, Oklahoma which includes 1 producing gas well. The Company's current focus is to identify, evaluate, and obtain financing to potentially acquire producing oil and gas properties with development potential.

Proved Reserves and Estimated Future Net Revenue

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of April 30, 2012. These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 10 to our consolidated financial statements included herein. At April 30, 2012, 100% of the proved reserves have been classified as proved developed producing ("PDP"). There are no proved developed non-producing ("PDNP") reserves.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	-	-	-
Gas (MCF)	12,679	12,679	-
BOE (1)	2,113	2,113	-
Pre-tax future net revenue (2)	$ 9,021	$ 9,021	$ -
Pre-tax 10% present value (2)	4,671	4,671	-
Standardized measure of discounted
future net cash flows (2)(3)	$ 4,671	$ 4,671	$ -

(1)	Gas reserves are converted to barrels of oil equivalent (“BOE”) at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

(2)	Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

(3)	See Note 11 to the consolidated financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority or agency except for our Form 10-K for the years ended April 30, 2011, 2010 and 2009.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to April 30, 2012. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

Proved Reserves Disclosures

Recent SEC Rule-Making Activity. In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures. The new disclosure requirements include provisions that:

•	Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional reserves include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.
•	Report oil and gas reserves using an un-weighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.
•	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures. (We have chosen not to make disclosure under these categories.)
•	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.
•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.
•	Replace the existing "certainty" test for areas beyond one offsetting drilling unit from a productive well with a "reasonable certainty" test.
•	Require additional disclosures regarding the qualifications of the chief technical person who oversees the company's overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

We adopted the rules effective April 30, 2010.

Internal Controls Over Reserve Estimates. Our reserve estimates were prepared by an independent petroleum consulting firm who was engaged to audit our reserves as of May 1, 2011. We updated our reserves at May 1, 2012 using the new pricing guidelines required by the SEC and the same decline curve utilized by the independent petroleum consulting firm at May 1, 2011.

Production

We acquired an interest in a non-operated gas well in Texas County, Oklahoma on November 1, 2010 and it represents our current production.

Project Summary

The Company acquired an interest in a non-operated gas well and continues to evaluate other investment opportunities.

Acreage

The following table summarizes gross and net developed acreage at April 30, 2012 and 2011.

	Developed Acreage
	Gross	Net
Texas County, Oklahoma	160	12

Production History

The following table presents the historical information about our natural gas and oil production volumes.

	Year ended April 30,
	2012	2011
Oil production (BBLs)	-	64
Gas production (MCF)	751	291
Total production (BOE)	125	112
Daily production (BOE/d)	0.34	0.31
Average sales price:
Oil (per BBL)	$ -	$ 63.52
Gas (per MCF)	$ 2.79	$ 2.87
Total (per BOE)	$ 16.74	$ 43.56
Average production cost (per BOE)	$ 8.57	$ 78.62
Average production taxes (per BOE)	$ 1.21	$ 3.12

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

Productive wells

The following table presents our ownership at April 30, 2012 and 2011, in oil and natural gas wells (a net well is our percentage ownership of a gross well).

		Oil wells		Gas wells		Total wells
Year		Gross	Net	Gross	Net	Gross	Net

2012	Oklahoma	-	-	1.0	0.1	1.0	0.1
2011	Oklahoma	-	-	1.0	0.1	1.0	0.1

Drilling Activities

We did not participate in any drilling activities during 2012 or 2011.

Cost information

We conduct our oil and natural gas activities entirely in the United States and to date only in Oklahoma. Costs incurred for property acquisition, exploration and development activities during the years ended April 30, 2012 and 2011 are shown below.

	For the years ended April 30,
	2012	2011
Acquisition of proved properties	$ -	$ 2,000
Acquisition on non-producing properties	-	-
Development costs	-	2,893
Total costs incurred	$ -	$ 4,893

Reserve Quantity Information

Our estimates of proved reserves and valuation were prepared by an independent petroleum consultant, Christopher Energy in 2011. Those estimates were updated internally in 2012 by updating the oil and gas prices. The estimates of proved reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Our oil and natural gas reserves are attributed solely to properties within the United States. A summary of the changes in quantities of proved developed oil and natural gas reserves is shown below.

		Natural Gas
	Oil (BBLs)	(MCF)
Balance, April 30, 2010	2,250	-
Acquisition of minerals in place	-	13,611
Sales of properties	(2,186)	-
Production	(64)	(291)
Revisions of estimates	-	-
Balance, April 30, 2011	-	13,320
Production	-	(751)
Revisions of estimates	-	110
Balance, April 30, 2012	-	12,679

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

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2012	2011
Future cash flows	$ 35,375	$ 39,580
Future production costs	(26,354)	(28,840)
Future income taxes	-	-
Future net cash flows	9,021	10,740
10% annual discount for estimated timing of cash flows	(4,350)	(5,050)
Standardized Measure of Discounted Cash Flows	$ 4,671	$ 5,690

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2012	2011
Beginning of year	$ 5,690	$ 52,250
Purchase of minerals in place	-	2,000
Sale of properties	-	(15,000)
Development costs incurred during the year	-	2,893
Sales of oil and gas produced, net of production costs	(991)	4,284
Impairments	-	(46,894)
Net changes in price and production costs	(28)	6,157
Revision of previous quantity estimates	-	-
End of year	$ 4,671	$ 5,690

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

IMPAIRMENTS

In 2011, the Company recorded an impairment of $46,894 on its properties in Washington County, Oklahoma to adjust the carrying value to the proceeds received on sale of the properties.

OTHER

The Company's corporate office is maintained at 1535 Soniat St., New Orleans, LA 70115 on a month-to-month basis at a cost of $2,000 per month until May 31, 2012 and $250 per month thereafter.

Item 3: LEGAL PROCEEDINGS

There are no pending or threatened lawsuits against us.

 Item 4: REMOVED AND RESERVED

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCQB for the two years ended April 30, 2012 and 2011. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period (Quarter ended)	High	Low

2012
April 30, 2012	$0.10	$0.04
January 31, 2012	$0.20	$0.04
October 31, 2011	$0.10	$0.03
July 31, 2011	$0.08	$0.04

2011
April 30, 2011	$0.12	$0.05
January 31, 2011	$0.12	$0.01
October 31, 2010	$0.04	$0.01
July 31, 2010	$0.04	$0.02

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of our common stock during the quarter ended April 30, 2012.

(b) HOLDERS

There are 38 shareholders of record of the Company’s common stock at April 30, 2012.

(c) DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of April 30, 2012, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available
Plan category	warrants and rights	options, warrants and rights	for future issuance

Equity compensation plans
approved by security holders:
2008 Plan	-		1,242,333
	-		1,242,333

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserves 2,500,000 shares for Awards under the Plan. The Company’s Board of Directors is designated to administer the Plan and may designate a Compensation Committee for this purpose. There are no options outstanding at April 30, 2012 and 2011.

WARRANTS

As a part of their initial compensation, on December 15, 2010, the new Executive Team was granted Warrants with the following primary terms and conditions. The strike price exceeded the market price when the Warrants were granted.

a) Each Warrant shall entitle the owner to purchase one share of common stock of the Company. The warrants contain price protection when the shares will be used for an acquisition at a price lower than the conversion price in force. The anti dilution provision will not apply to financings done below the strike price.

b) The Executive Team was granted three Warrant Certificates as follows:

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

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

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

Revenues for the years ended April 30, 2012 and 2011 consisted of the following.

	2012	2011

Oil sales	$ -	$ 4,044
Gas sales	2,094	835
	$ 2,094	$ 4,879

In 2012, the Company had gas sales of 751 MCF at an average price of $2.79. In 2011, the Company had oil sales of 64 BBL at an average price of $63.51 and gas sales of 291 MCF at an average price of $2.87. The Company sold its oil production on October 1, 2010 due primarily to its high operating cost.

Costs and expenses consisted of the following for the years ended April 30, 2012 and 2011.

	2012	2011

Oil and natural gas production taxes	$ 151	$ 349
Oil and natural gas production expenses	993	8,814
Depreciation and amortization	130	1,530
Non-cash compensation	-	266,754
Asset impairment	-	46,894
General and administrative expenses, net
of operator's overhead fees	652,759	105,873
	$ 654,033	$ 430,214

Production taxes are a percentage of revenue and vary directly with revenue. Production expenses have decreased due to the sale of the oil properties on October 1, 2010. For 2012 all production expenses were for gas properties. For 2011, $8,415 of production expenses were for oil properties which were sold and $399 was for the gas well acquired on November 1, 2010. Non-cash compensation primarily includes the cost of stock grants for consultants in 2011. The decrease in 2011 is related to hiring a new CEO and CFO in December 2010 who began working without pay until June 15, 2011, at which time they began accruing compensation until January 31, 2012 when all accruals were voluntarily discontinued.

Asset impairment amounted to $46,894 in 2011, which represents the impairment on its properties in Washington County, Oklahoma to adjust the carrying value to the proceeds received on sale of the properties.

General and administrative expenses, net of operator's overhead fees, are summarized as follows for the two years ended April 30, 2012 and 2011.

17

	2012	2011

Accounting and auditing	$ 20,345	$ 36,630
Legal and professional	287,484	13,646
Rent	64,229	24,305
Bad debt expense	-	12,828
Office and other expenses	25,673	10,689
Travel expenses	43,885	5,890
Shareholder communications	2,393	4,885
Officer compensation	208,750	-
Operator overhead fees	-	(3,000)
	$ 652,759	$ 105,873

Accounting and auditing expense declined in 2012 primarily due to a reduction in activity with the sale of the properties in Washington County, Oklahoma which the Company had operated. Legal and professional fees increased in 2012 from the amount in 2011 primarily due to the costs associated with due diligence incurred for a possible acquisition. Rent was added in 2011 when the Company opened its new office in New Orleans (approximately 4 1/2 months) in 2011 and twelve months in 2012. The Company moved into less expensive space in the fourth quarter of 2012 and has a monthly cost of $2,000 through May 2012. Travel expenses and office and other expenses increased in 2012 primarily due to the increased activity associated with reviewing acquisition candidates. Officer compensation began accruing on June 15, 2011 after the 6 month anniversary of the officers hire dates. The officers both agreed to discontinue their compensation accrual until conditions improve.

Other income (expense) consisted of the following for the years ended April 30, 2012 and 2011.

	2012	2011

Other income	$ 9,619	$ -
Interest expense - officers and stockholders	(13,129)	(37,057)
	$ (3,510)	$ (37,057)

The Company incurred interest expense in 2012 and 2011 with officers and shareholders. In December the full balance of convertible notes was converted into common stock. A new note in the amount of $38,678 was added in January 2011. The CEO established a $500,000 line of credit with the Company in November 2011, which has a balance of $392,810 at April 30, 2012. The reduction in interest expense is due to the reduction in the weighted average balance of notes payable from 2011 to 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At April 30, 2012, we had $316 in cash, $367 in accounts receivable and a working capital deficit of $770,891. Comparatively, we had cash of $716 and a working capital deficit of $115,572 at April 30, 2011.

We entered into an Asset Purchase Agreement which expired in December 2011. The majority of our increased administrative cost during 2012 was a result of due diligence costs and preliminary financing costs associated with the attempted purchase.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require new external financing in some form of debt and equity financing.

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At April 30, 2012, our CEO has loaned $392,810 for this purpose. If a potential acquisition is identified additional capital may be required to be raised from as yet unidentified external sources in the form of equity or debt.

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

What balance sheet, income or cash flow items should be considered in assessing liquidity

The Company's current liabilities far exceed its current assets. Should any of the existing material creditors demand payment it is unknown if the Company could satisfy such demand. We will seek funding to finance such demand and due diligence and the cost of an as yet unidentified acquisition. Such funding may require significant new external financing and, if successful, may materially change the existing capital structure of the Company.

Our prospective sources for and uses of cash

Our current significant issue is identifying a new acquisition candidate, financing the due diligence and raising the funds to complete the acquisition. If successful, the Company expects to use a combination of debt and equity.

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $357,721 for 2012 and cash used in operating activities was $69,104 for the comparable 2011 period. Losses incurred arose primarily from due diligence costs and the initial cost of raising funds for the planned acquisition which expired in December 2011.

CASH USED IN INVESTING ACTIVITIES

We incurred capital costs of $4,893 in the 2011 period and none in the 2012 period.

CASH FROM FINANCING ACTIVITIES

During 2012, we received $392,810 in proceeds from the loan with our CEO. In 2011, we received $17,500 in loans from shareholders. The 2011 loan was subsequently converted into common stock. The Company received $54,187 in advances from related parties during 2011 and reduced these advances by $35,489 in 2012.

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

Item 8: Financial Statements AND SUPPLEMENTARY DATA

The consolidated financial statements of North American Energy Resources, Inc. and Subsidiary together with the report thereon of Paritz & Company, P.A. for the years ended April 30, 2012 and 2011 and the period from inception (August 18, 2006) through April 30, 2012, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Energy Resources, Inc. and Subsidiary

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of North American Energy Resources, Inc. and Subsidiary (A Development Stage Company) as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2012 and 2011 and from inception (August 18, 2006) through April 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Energy Resources, Inc. and subsidiary (A Development Stage Company) as of April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (August 18, 2006) to April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming the company will continue as a going concern. As discussed in note 8, as of April 30, 2012, the Company’s current liabilities exceed its current assets by $770,891 and its total liabilities exceed its total assets by $768,715. The company has also incurred net losses since its inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. Managements’ plans concerning these matters are also described in note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.

Hackensack, New Jersey

July 12, 2012

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
April 30, 2012 and 2011
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$ 316	$ 716
Accounts receivable	367	-
Prepaid expenses	-	8,664
Total current assets	683	9,380
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment
using full cost accounting	2,358	2,358
	2,358	2,358
Accumulated depreciation and amortization	(182)	(52)
Total properties and equipment	2,176	2,306
Total assets	$ 2,859	$ 11,686

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$ 97,616	$ 30,860
Related parties	18,698	54,187
Oil and gas proceeds due others	-	368
Accrued expenses	223,772	859
Convertible notes payable due officer	392,810	-
Convertible notes payable	38,678	38,678
Total current liabilities	771,574	124,952
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares
authorized; 21,554,945 shares issued and outstanding
at April 30, 2012 and 2011	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,628,467)	(2,973,018)
Total stockholders' deficit	(768,715)	(113,266)
Total liabilities and stockholders' deficit	$ 2,859	$ 11,686

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended April 30, 2012 and April 30, 2011 and the period from inception (August 18, 2006) through April 30, 2012

			Inception
			(August 18, 2006)
			through
			April 30,
	2012	2011	2012
Oil and natural gas sales	$ 2,094	$ 4,879	$ 45,988
Pipeline fees	-	-	2,450
Total revenues	2,094	4,879	48,438
Costs and expenses
Oil and natural gas production taxes	151	349	3,310
Oil and natural gas production expenses	993	8,814	108,110
Depreciation and amortization	130	1,530	16,246
Non-cash compensation	-	266,754	1,414,291
Asset impairment	-	46,894	910,714
General and administrative expense, net of
operator's overhead fees	652,759	105,873	1,133,459
	654,033	430,214	3,586,130
Loss from operations	(651,939)	(425,335)	(3,537,692)
Other income (expense):
Other income	9,619	-	9,939
Interest income - stockholder	-	-	900
Interest expense - officer and stockholders	(13,129)	(37,057)	(101,614)
Total other income (expense)	(3,510)	(37,057)	(90,775)
Net loss	(655,449)	(462,392)	(3,628,467)
Other comprehensive loss
Unrealized loss on available-for-sale securities	-	1,000	-
Net comprehensive loss	$ (655,449)	$ (461,392)	$ (3,628,467)

Net loss per common share, basic and diluted	$ (0.03)	$ (0.02)

Weighted average common shares outstanding	21,554,945	19,063,503

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through April 30, 2012

						Intrinsic
					Additional	Value of
		Common stock			Paid in	Common
	Date	Shares		Amount	Capital	Stock Options

BALANCE August 18, 2006		-		$ -	$ -	$ -
Common stock issued for net assets	9/1/2006	11,264,485		11,265	88,735	-
Common stock issued for cash	9/7/2006	1,126,448		1,126	8,874	-
Common stock issued for cash	9/11/2006	1,126,448		1,126	8,874	-
Net loss		-		-		-
BALANCE April 30, 2007		13,517,381		13,517	106,483	-
Net loss		-		-		-
BALANCE April 30, 2008		13,517,381		13,517	106,483	-
Acquisition of North American Energy
Resources, Inc.	7/28/2008	177,000		177	119,653	-
Conversion of note payable and accrued
interest for common stock	7/31/2008	153,000		153	35,377	-
Common stock options granted for:
350,000 shares at $1.00 per share	8/1/2008	-		-	178,000	(178,000)
50,000 shares at $1.25 per share	8/1/2008	-		-	27,096	(27,096)
Exercise common stock options:
for $1.25 per share	9/22/2008	100		-	6,250	-
for $1.00 per share	9/22/2008	1,000		1	49,999	-
for $1.25 per share	10/13/2008	100		-	6,250	-
for $1.00 per share	10/13/2008	70		-	3,500	-
Accounts payable paid with common stock	10/14/2008	90		-	9,016	-
Amortize intrinsic value of options	10/31/2008	-		-	-	17,091
Cancel common stock options	11/5/2008	-		-	(188,005)	188,005
Common stock issued for compensation	11/7/2008	100		-	6,250	-
Common stock issued for accounts payable	11/7/2008	60		-	3,000	-
Common stock issued for consulting service	11/12/2008	3,000		3	310,497	-
Common stock issued for accounts payable	11/17/2008	400		1	24,999	-
Capital contribution by shareholder in cash	11/30/2008	-		-	50,000	-
Common stock issued for:
Compensation	12/9/2008	338		-	5,000	-
Accounts payable	12/9/2008	300		-	1,200	-
Accounts payable	12/9/2008	400		-	6,000	-
Compensation	1/5/2009	500		1	4,999	-
Accounts payable	1/5/2009	800		1	3,199	-
Accounts payable	1/5/2009	400		1	3,999	-
Accounts payable	1/19/2009	4,000		4	14,996	-
Compensation	1/26/2009	1,500		2	4,998	-
Accounts payable	2/24/2009	6,000		6	9,761	-
Compensation	2/24/2009	1,000		1	1,999	-
Compensation	3/4/2009	4,000		4	4,996	-
Compensation	4/6/2009	4,000		4	5,996	-
Officer compensation	4/21/2009	160,000		160	145,440	-
Net loss		-	#	-		-
BALANCE April 30, 2009		14,035,539		$ 14,036	960,948	-
						(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through April 30, 2012
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage		Total

BALANCE August 18, 2006	$ -	$ -	$ -		$ -
Common stock issued for net assets	-	-	-		100,000
Common stock issued for cash	-	-	-		10,000
Common stock issued for cash	-	-	-		10,000
Net loss	-	-	(5,379)		(5,379)
BALANCE April 30, 2007	-	-	(5,379)		114,621
Net loss	-	-	(24,805)		(24,805)
BALANCE April 30, 2008	-	-	(30,184)		89,816
Acquisition of North American Energy
Resources, Inc.	-	-	-		119,830
Conversion of note payable and accrued
interest for common stock	-	-	-		35,530
Common stock options granted for:
350,000 shares at $1.00 per share	-	-	-		-
50,000 shares at $1.25 per share	-	-	-		-
Exercise common stock options:
for $1.25 per share	-	-	-		6,250
for $1.00 per share	-	-	-		50,000
for $1.25 per share	-	-	-		6,250
for $1.00 per share	-	-	-		3,500
Accounts payable paid with common stock	-	-	-		9,016
Amortize intrinsic value of options	-	-	-		17,091
Cancel common stock options	-	-	-		-
Common stock issued for compensation	-	-	-		6,250
Common stock issued for accounts payable	-	-	-		3,000
Common stock issued for consulting service	-	-	-		310,500
Common stock issued for accounts payable	-	-	-		25,000
Capital contribution by shareholder in cash	-	-	-		50,000
Common stock issued for:
Compensation	-	-	-		5,000
Accounts payable	-	-	-		1,200
Accounts payable	-	-	-		6,000
Compensation	-	-	-		5,000
Accounts payable	-	-	-		3,200
Accounts payable	-	-	-		4,000
Accounts payable	-	-	-		15,000
Compensation	-	-	-		5,000
Accounts payable	-	-	-		9,767
Compensation	-	-	-		2,000
Compensation	-	-	-		5,000
Compensation	-	-	-		6,000
Officer compensation	(84,933)	-	-		60,667
Net loss	-	-	(1,097,468)	#	(1,097,468)
BALANCE April 30, 2009	(84,933)	-	(1,127,652)		$ (237,601)
					(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through April 30, 2012

						Intrinsic
					Additional	Value of
		Common stock			Paid in	Common
	Date	Shares		Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539		$ 14,036	$ 960,948	$ -
Common stock issued for:
consulting agreement	5/1/2009	400,000		400	419,600	-
consulting agreement	5/1/2009	200,000		200	209,800	-
oil and gas non-producing property	6/9/2009	700,000		700	125,300	-
accounts payable	7/27/2009	10,000		10	4,990	-
consulting agreement	7/27/2009	30,000		30	14,970	-
consulting agreement	7/27/2009	30,000		30	14,970	-
oil and gas producing property	9/25/2009	350,000		350	192,150	-
consulting contract	9/25/2009	300,000		300	182,700	-
cash	2/23/2010	200,000		200	5,800	-
consulting agreement	2/24/2010	400,000		400	31,600	-
consulting agreement - director fees	2/24/2010	450,000		450	35,550	-
consulting agreement - director fees	2/24/2010	150,000		150	11,850	-
officer compensation - director fees	2/24/2010	120,000		120	9,480	-
Other comprehensive loss on available-for-		-		-
sale securities		-		-	-	-
Amortize officer compensation		-		-	-	-
Net loss		-	#	-	-	-
BALANCE April 30, 2010		17,375,539		17,376	2,219,708	-
Recission of available-for-sale
securities transaction		-		-	-	-
Amortize officer compensation		-		-	-	-
Convertible note payable forgiven by related party	12/3/2010	-		-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000		850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406		3,329	552,919	-
Net loss		-		-	-	-
BALANCE April 30, 2011		21,554,945		21,555	2,838,197	-
Net loss		-		-	-	-
BALANCE April 30, 2012		21,554,945		$ 21,555	$ 2,838,197	$ -

						(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2012 and April 30, 2011 and the period from inception (August 18, 2006) through April 30, 2012

			Inception
			(August 18, 2006)
			through
			April 30,
	2012	2011	2012
Operating activities
Net loss	$ (655,449)	$ (462,392)	$ (3,628,467)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	130	1,530	16,246
Non-cash compensation	-	266,754	1,414,291
Asset impairment	-	46,894	910,714
Bad debt expense	-	12,828	104,243
Changes in operating assets and liabilities:
Accounts receivable	(367)	321	(96,424)
Accrued interest income - stockholder	-	-	(900)
Prepaid expenses and other assets	8,664	9,040	12,232
Accounts payable	66,756	24,693	365,503
Accrued expenses	222,913	37,076	309,887
Oil and gas proceeds due others	(368)	(4,622)	-
Advances from joint interest owners	-	(1,226)	(9,643)
Net cash used in operating activities	(357,721)	(69,104)	(602,318)

Investing activities
Payments for oil and natural gas properties	-	(4,893)	(166,311)
Cash received in excess of cash paid to acquire
North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and natural gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	(4,893)	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Loans from officers and shareholders	392,810	17,500	523,660
Related party advances for working capital	(35,489)	54,187	705
Cash contributions from shareholders	-	-	50,000
Sale of common stock	-	-	26,000
Net cash provided by financing activities	357,321	71,687	649,115
Net increase (decrease) in cash	(400)	(2,310)	316
Cash, beginning of period	716	3,026	-
Cash, end of period	$ 316	$ 716	$ 316
			(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows, Continued
For the years ended April 30, 2012 and April 30, 2011 and the period from inception (August 18, 2006) through April 30, 2012

			Inception
			(August 18, 2006)
			through
			April 30,
	2012	2011	2012

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$ -	$ -	$ 437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$ -	$ -	$ 76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$ 100,000
Common stock issued for convertible note payable
and accrued interest	-	556,248	591,778
Exchange of joint interest receivable for oil and
natural gas properties	-	-	53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for consulting agreements	-	8,500	911,100
Unevaluated oil and gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable
to accounts payable	-	-	1,068
Accounts receivable applied as payment on note
payable to related party	-	-	4,572
Option exercises paid by reducing note payable
to related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Accounts payable converted to convertible
note payalbe	-	38,678	38,678

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1: Organization and summary of significant accounting policies

Organization

The consolidated financial statements include the accounts of North American Energy Resources ("NAEY") and its wholly owned subsidiary North American Exploration, Inc. (“NAE”) (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing. At closing, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement ("MA") which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company. At January 27, 2009, the Company had received an additional $50,000 and was still short of the agreed amount by $1,300,000. The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance. Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers. Accordingly, the total purchase price for NAE was 13,690,381 shares of common stock.

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

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had no capitalized costs related to unevaluated properties at April 30, 2012 and 2011. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. All capitalized costs were included in the amortization base as of April 30, 2012 and 2011.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted. In calculating future net revenues, revenues are based on the arithmetic average of beginning of month prices for both years. Costs in effect at the time of the calculation for both years are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by an independent engineer for 2011. Due to the cost of obtaining a new reserve estimate for 2012 and the relative insignificance of the Company’s reserves, the Company updated the 2011 report for use in 2012. The Company recorded an impairment of $46,894 in 2011 and none in 2012.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At April 30, 2012 and 2011, there were no natural gas imbalances.

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

In 2012 and 2011, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

General and administrative expense

The Company received fees for the operation of jointly owned oil and natural gas properties and recorded such reimbursements as reductions of general and administrative expense. Such fees totaled approximately $3,000 in 2011 and none in 2012.

Oil and natural gas reserve estimates

The Company engaged an independent consultant to prepare its oil and natural gas reserves in 2011. Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. Consistent with SEC requirements, we have based our revenue projections on the arithmetic average of beginning of the month historical prices in 2012 and 2011. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates.

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

At April 30, 2012 and 2011, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examination in progress, nor has it had any federal or state examinations since its inception. The last three years of the Company's tax years are subject to federal and state tax examination.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At April 30, 2012 and 2011, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At April 30, 2012 and 2011 the Company has estimated that its share of the cost of plugging and abandoning its producing properties was $416 and $376, respectively.

Impairment of oil and gas properties

Producing properties and significant unproved properties are assessed annually, or more frequently as economic events dictate, for potential impairment. Any impairment loss is the difference between the carrying value of the asset and its fair value. Fair value is calculated as the present value of estimated expected future cash flows from proved, probable and, as appropriate, possible reserves.

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 15, 2012, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2: accounts and note receivable

Accounts receivable at April 30, 2012 and 2011 include the following:

34

	2012	2011

Natural gas sales, net	$ 367	$ -
Note receivable	5,000	5,000
Allowance for doubtful accounts	(5,000)	(5,000)
	$ 367	$ -

The Company received a note for $5,000 when it sold its oil properties and gas leases in Washington County, Oklahoma in the fall of 2010. The Company determined uncertainty about the collectability of the note exists and fully reserved the note balance at April 30, 2011.

Note 3: PREPAID EXPENSES

The prepaid expense at April 30, 2011 represents the unamortized balance of Directors and Officers insurance in the amount of $8,664.

Note 4: related party transactions

At April 30, 2012 and 2011, the Company owes its CEO and CFO the following amounts for expense reimbursements and cash advances.

	2012	2011

Chief executive officer	$ -	$ 50,769
Chief financial officer	18,698	3,418
	$ 18,698	$ 54,187

In February 2010, the Company issued 120,000 shares of its common stock valued at $9,600 for director fees to its former CEO, issued 450,000 shares of its common stock valued at $36,000 to a Director for director fees and consulting services and issued 150,000 shares of its common stock valued at $12,000 to a company controlled by a Director for director fees and management services.

Effective June 15, 2011, the Board of Directors approved compensation to begin accruing at the rate of $10,000 per month for each of the two listed executive officers. Beginning effective November 1, 2011, the compensation rate for Mr. Coldren increased to $20,833 per month and for Mr. Massara increased to $18,750 per month. Both agreed to discontinue accruing their salary effective January 31, 2012 until conditions improve.

Accrued expenses include the following:

	2012	2011

Accrued compensation due officers	$ 208,750	$ -
Accrued interest due CEO	11,583	-
Amount due related parties	220,333	-
Other accrued expenses	994	-
Accrued interest - other	2,029	483
Asset retirement obligation	416	376
	$ 223,772	$ 859

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible, at the option of the Holder, into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date.

Warrants

On December 15, 2010, the Board of Directors granted Warrants to its new Executive Team as described in Note 6 below.

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

Note 5: CONVERTIBLE NOTES PAYABLE

Convertible notes payable at April 30, 2012 and 2011 consists of one convertible note in the amount of $38,678 with interest accruing at 4% per annum which is due January 6, 2013. The note is convertible into the Company’s common stock at the rate of $0.10 per share. The note consists of accounts payable to a consultant that was converted into the convertible note.

Note 6: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of $0.001 par value preferred stock authorized and no shares issued or outstanding at April 30, 2012 and 2011.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At April 30, 2012 and 2011 the Company had 21,554,945 shares issued and outstanding.

WARRANTS

As a part of their initial compensation, on December 15, 2010, the new Executive Team was granted Warrants with the following primary terms and conditions. The strike price exceeded the market price when the Warrants were granted.

a) Each Warrant shall entitle the owner to purchase one share of common stock of the Company. The warrants contain price protection when the shares will be used for an acquisition at a price lower than the conversion price in force. The anti dilution provision will not apply to financings done below the strike price.

b) The Executive Team was granted three Warrant Certificates as follows:

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

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

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

At April 30, 2012 and 2011, there are 1,242,333 shares available for grant. There was no activity in options during 2012 or 2011.

Note 7: income taxes

The Company has not provided a deferred tax benefit or expense for the years ended April 30, 2012 and 2011, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2012	2011

"Normally expected" income tax benefit	$ (222,900)	$ (157,200)
State income taxes net of federal income tax benefit	(26,200)	(18,500)
Other	500	100
Valuation allowance	248,600	175,600
Total	$ -	$ -

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

	2012	2011

Net operating loss carryforward	$ 1,087,000	$ 920,000
Accrued compensation and accrued interest	84,300	-
Depreciable/depletable property, plant and equipment	47,700	50,400
Bad debts	1,900	1,900
Valuation allowance	(1,220,900)	(972,300)
Total	$ -	$ -

At April 30, 2012, the Company has net operating loss carryforwards in the amount of approximately $3,272,000, which expire between 2027 and 2032.

Note 8: Going concern

The accompanying financial statements are prepared assuming the company will continue as a going concern. As of April 30, 2012, the Company’s current liabilities exceed its current assets by $770,891 and its total liabilities exceed its total assets by $768,715. The company has also incurred net losses since its inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to attempt to raise capital with private placements of common stock and borrow funds as necessary to implement its business plan.

Note 9: ASSET IMPAIRMENTS

The Company recorded an asset impairment during the year ended April 30, 2011 in the amount of $46,894 due to a ceiling test limitation on oil and gas reserves, which resulted from selling the properties below book value.

Note 10: SUBSEQUENT EVENT

The Company has evaluated events occurring after the date of these financial statements through July 12, 2012, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

Note 11: supplementary oil and gas reserve information (unaudited)

The Company has an interest in a gas well in Texas County, Oklahoma at April 30, 2012 and 2011.

The Company engaged an independent consultant to prepare its year-end estimates of future net recoverable oil and natural gas reserves at April 30, 2011. Due to the cost involved and the relative limited value of the reserves, the Company incorporated the assumptions used by the independent consultant in 2011 and prepared its own estimate as of April 30, 2012. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable using the beginning of month average prices and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves would include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at April 30, 2012 and 2011 are summarized as follows:

	2012	2011

Proved oil and natural gas properties under full cost	$ 2,358	$ 2,358
Accumulated depreciation and amortization	(182)	(52)
	$ 2,176	$ 2,306

Costs incurred in oil and natural gas producing activities for the year ended April 30, 2012 and 2011 are summarized as follows:

	2012	2011

Acquisition of proved properties	$ -	$ 2,000
Development costs	-	2,893
	$ -	$ 4,893

Amortization rate per equivalent BOE	$ 1.03	$ 1.04

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

	Oil (BBLs)	Gas (MCF)

Balance, April 30, 2010	2,250	-
Extensions and discoveries	-	-
Acquisition of producing reserves	-	13,611
Sale of producing reserves	(2,186)	-
Revisions of estimates	-	-
Production	(64)	(291)
Balance, April 30, 2011	-	13,320
Production	-	(751)
Revisions of estimates	0	110
Balance, April 30, 2012	-	12,679

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at April 30, 2012 and 2011 are summarized as follows:

	2012	2011

Future cash inflows	$ 35,375	$ 39,580
Future production costs	(26,354)	(28,840)
Future income tax expenses	-	-
Future net cash flows	9,021	10,740
10% annual discount for estimated timing of cash flows	(4,350)	(5,050)
Standardized measure of discounted future net cash flows	$ 4,671	$ 5,690

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended April 30, 2012 and 2011:

	2012	2011
Standardized measure of discounted future net cash flows
at beginning of period	$ 5,690	$ 52,250
Changes during the period:
Sales of natural gas produced, net of production costs	(991)	4,284
Net changes in prices and production costs	(28)	6,247
Impairments	-	(46,984)
Development costs incurred and revisions	-	2,893
Purchase of reserves in place	-	2,000
Sale of properties	-	(15,000)
Net change	(1,019)	(46,560)
Standardized measure of discounted future net cash flows
at end of period	$ 4,671	$ 5,690

Prices used in computing these calculations of future production of proved reserves were $2.79 and $2.97 per thousand cubic feet (MCF) of natural gas at April 30, 2012 and 2011, respectively.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2012. Our management has determined that, as of April 30, 2012, the Company's disclosure controls and procedures are effective.

Management's report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States' generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of April 30, 2012.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended April 30, 2012.

Item 9B: Other Information

Not applicable.

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

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has four Directors.

DATE FIRST

NAME AGE POSITION ELECTED/APPOINTED

Clinton W. Coldren 56 Chairman, December 15, 2010

Chief Executive Officer

Alan G. Massara 58 President, December 15, 2010

Chief Financial Officer

Michael D. Pruitt 51 Executive Vice President December 29, 2009

and Director

Larry D. Hall 69 Director November 9, 2011

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

Michael D. Pruitt - Director - Mr. Pruitt is a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.   Mr. Pruitt is currently a director and Chief Executive Officer of Chanticleer Holdings, Inc. and Efftec International, Inc.

Larry D. Hall - Director – Mr. Hall previously served as Chairman/CEO and COO of KN Energy, Inc. a diversified and integrated natural gas company. Under his leadership KN Energy, Inc. grew from approximately $450 Million in assets to over $9 Billion in assets through growth in the business and strategic acquisitions of companies and assets. Mr. Hall obtained a Bachelor of Arts in Business and a Juris Doctor degree, with honors, from the University of Nebraska. During his time at KN Energy he also represented the company before the Federal Energy Regulatory Commission and state regulatory agencies in the states of Colorado, Wyoming, Kansas, Nebraska, Oklahoma and Texas. Mr. Hall was Vice Chairman of, and on the Board of Directors of, the Interstate Natural Gas Association of America and also served as Director of the Colorado Association Commerce and Industry, Mountain States Employers' Council, Inc. and the Public Education and Business Coalition

Audit Committee

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the two years ended April 30, 2012.

Annual Compensation

Stock

Name and Principal Position Year Salary Awards Total

Clinton W. Coldren (CEO since 2012 $ 107,500 $ - $ 107,500

December 15, 2010) (a) 2011 - - -

Ross E. Silvey (CEO from 2012 $ - $ - $ -

June 2008 until December 2011 - 12,129 12,129

2010)

Alan G. Massara (CFO since 2012 $ 101,250 $ - $ 101,250

December 15, 2010) (a) 2011 - - -

(a)     Salaries in 2012 were accrued and unpaid at April 30, 2012.

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

As a part of their initial compensation, on December 15, 2010, the new Executive Team, consisting of Mr. Coldren and Mr. Massara, was granted Warrants with the following primary terms and conditions. The strike price exceeded the market price when the Warrants were granted.

a) Each Warrant shall entitle the owner to purchase one share of common stock of the Company. The warrants contain price protection when the shares will be used for an acquisition at a price lower than the conversion price in force. The anti dilution provision will not apply to financings done below the strike price.

b) The Executive Team was granted three Warrant Certificates as follows:

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

Effective June 15, 2011, the Board of Directors approved compensation to begin accruing at a rate of $10,000 per month for each of the two listed executive officers. Beginning effective November 1, 2011, the compensation rate for Mr. Coldren increased to $20,833 per month and for Mr. Massara increased to $18,750 per month. Both agreed to discontinue accruing their salary effective January 31, 2012 until conditions improve.

b.	Compensation of directors

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted. None in 2011.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of April 30, 2012 and June 15, 2012, there were 21,554,945 shares of the Company’s common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of April 30, 2012.

	Name and address	Amount and nature
Title of class	of beneficial owner	of beneficial owner	Percent of class

Common	Clinton W. Coldren (1)	15,000,000	41.0%
	1535 Soniat St.
	New Orleans, LA 70115

Common	Alan G. Massara (1)	15,000,000	41.0%
	1535 Soniat St.
	New Orleans, LA 70115

Common	Michael D. Pruitt (2)	2,992,577	13.9%
	11220 Elm Lane, Ste 203
	Charlotte, NC 28277

Common	All officers and directors	32,992,577	64.0%
	as a group (3 persons)

(1) Mr. Coldren and Mr. Massara are parties to a warrant agreement described in Item 10 above. The total warrants in the plan of 30,000,000 are split equally between the two in the table above.

(2) The shares beneficially owned by Mr. Pruitt include 352,137 shares owned by Avenel Financial Group, Inc. which is wholly owned by Mr. Pruitt; 700,000 shares owned by Chanticleer Holdings, Inc. of which Mr. Pruitt is Chief Executive Officer, a director and 15% owner; and 1,940,440 shares owned by Avenel Ventures, LLC, which is wholly owned by Chanticleer Holdings, Inc.

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

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for Awards under the Plan. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options were granted during the two years ended April 30, 2012 and 2011.

Item 13: Certain Relationships and Related Transactions and director independence

At April 30, 2012 and 2011, the Company owes its CEO and CFO the following amounts for expense reimbursements .

46

	2012	2011

Chief executive officer	$ -	$ 50,769
Chief financial officer	18,698	3,418
	$ 18,698	$ 54,187

In February 2010, the Company issued 120,000 shares of its common stock valued at $9,600 for director fees to its former CEO, issued 450,000 shares of its common stock valued at $36,000 to a Director for director fees and consulting services and issued 150,000 shares of its common stock valued at $12,000 to a company controlled by a Director for director fees and management services.

Effective June 15, 2011, the Board of Directors approved compensation to begin accruing at the rate of $10,000 per month for each of the two listed executive officers. Beginning effective November 1, 2011, the compensation rate for Mr. Coldren increased to $20,833 per month and for Mr. Massara increased to $18,750 per month. Both agreed to discontinue accruing their salary effective January 31, 2012 until conditions improve.

Accrued expenses include the following:

	2012	2011

Accrued compensation due officers	$ 208,750	$ -
Accrued interest due CEO	11,583	-
Amount due related parties	220,333	-
Other accrued expenses	994	-
Accrued interest - other	2,029	483
Asset retirement obligation	416	376
	$ 223,772	$ 859

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible, at the holder's option, into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date.

Warrants

On December 15, 2010, the Board of Directors granted Warrants to its new Executive Team as described in Note 6 below.

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of May 31, 2011 for professional services rendered by the Company’s accountant was approximately $10,945 and $13,930 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended April 30, 2012 and 2011. The costs for the audit of 2010 is included in the 2011 amount and the cost of the 2011 audit is included in the 2012 amount.

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

part iv

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets at April 30, 2012 and 2011
•	Consolidated Statements of Operations – For the years ended April 30, 2012 and 2011 and from inception (August 18, 2006) through April 30, 2012
•	Consolidated Statements of Stockholders’ Deficit - From inception (August 18, 2006) through April 30, 2012
•	Consolidated Statements of Cash Flows – For the years ended April 30, 2012 and 2011 and from inception (August 18, 2006) through April 30, 2012
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

July 12, 2012 /s/ Clinton W. Coldren

Clinton W. Coldren, Chairman and CEO

July 12, 2012 /s/ Alan G. Massara

Alan G. Massara, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 12, 2012 /s/ Clinton W. Coldren

Clinton W. Coldren, Chairman and CEO

July 12, 2012 /s/ Alan G. Massara

Alan G. Massara, President and CFO

July 12, 2012 /s/ Michael D. Pruitt

Michael D. Pruitt, Director

July 12, 2012 /s/ Larry D. Hall

Larry D. Hall, Director

