Form 10-K/A
period 2012-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2012-07-27
CIK 1392694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

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

NORTH AMERICAN ENERGY RESOURCES, INC.

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the fiscal year ended April 30, 2012 (the “10-K”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K., as well as amending the HTML to include a portion of the Stockholders’ Deficit table. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	—	—	—
Gas (MCF)	12,679	12,679	—
BOE (1)	2,113	2,113	—
Pre-tax future net revenue (2)	$9,021	$9,021	$—
Pre-tax 10% present value (2)	4,671	4,671	—
Standardized measure of discounted
future net cash flows (2)(3)	$4,671	$4,671	$—

(1)	Gas reserves are converted to barrels of oil equivalent (“BOE”) at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

(2)	Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

(3)	See Note 11 to the consolidated financial statements included in Item 8.

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

Acreage

The following table summarizes gross and net developed acreage at April 30, 2012 and 2011.

	Developed Acreage
	Gross	Net
Texas County, Oklahoma	160	12

Production History

The following table presents the historical information about our natural gas and oil production volumes.

	Year ended April 30,
	2012	2011
Oil production (BBLs)	—	64
Gas production (MCF)	751	291
Total production (BOE)	125	112
Daily production (BOE/d)	0.34	0.31
Average sales price:
Oil (per BBL)	$—	$63.52
Gas (per MCF)	$2.79	$2.87
Total (per BOE)	$16.74	$43.56
Average production cost (per BOE)	$8.57	$78.62
Average production taxes (per BOE)	$1.21	$3.12

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

		Natural Gas
	Oil (BBLs)	(MCF)
Balance, April 30, 2010	2,250	—
Acquisition of minerals in place	—	13,611
Sales of properties	(2,186)	—
Production	(64)	(291)
Revisions of estimates	—	—
Balance, April 30, 2011	—	13,320
Production	—	(751)
Revisions of estimates	—	110
Balance, April 30, 2012	—	12,679

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

Revenues for the years ended April 30, 2012 and 2011 consisted of the following.

	2012	2011

Oil sales	$—	$4,044
Gas sales	2,094	835
	$2,094	$4,879

In 2012, the Company had gas sales of 751 MCF at an average price of $2.79. In 2011, the Company had oil sales of 64 BBL at an average price of $63.51 and gas sales of 291 MCF at an average price of $2.87. The Company sold its oil production on October 1, 2010 due primarily to its high operating cost.

Costs and expenses consisted of the following for the years ended April 30, 2012 and 2011.

	2012	2011

Oil and natural gas production taxes	$151	$349
Oil and natural gas production expenses	993	8,814
Depreciation and amortization	130	1,530
Non-cash compensation	—	266,754
Asset impairment	—	46,894
General and administrative expenses, net
of operator's overhead fees	652,759	105,873
	$654,033	$430,214

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

General and administrative expenses, net of operator's overhead fees, are summarized as follows for the two years ended April 30, 2012 and 2011.

	2012	2011

Accounting and auditing	$20,345	$36,630
Legal and professional	287,484	13,646
Rent	64,229	24,305
Bad debt expense	—	12,828
Office and other expenses	25,673	10,689
Travel expenses	43,885	5,890
Shareholder communications	2,393	4,885
Officer compensation	208,750	—
Operator overhead fees	—	(3,000)
	$652,759	$105,873

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

Other income (expense) consisted of the following for the years ended April 30, 2012 and 2011.

	2012	2011

Other income	$9,619	$—
Interest expense - officers and stockholders	(13,129)	(37,057)
	$(3,510)	$(37,057)

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through April 30, 2012

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$ (84,933)	$ -	$ (1,127,652)	$ (237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-
sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale
securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(655,449)	(655,449)
BALANCE April 30, 2012	$ -	$ -	$ (3,628,467)	$ (768,715)

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at April 30, 2012 and 2011 are summarized as follows:

	2012	2011

Future cash inflows	$35,375	$39,580
Future production costs	(26,354)	(28,840)
Future income tax expenses	—	—
Future net cash flows	9,021	10,740
10% annual discount for estimated timing of cash flows	(4,350)	(5,050)
Standardized measure of discounted future net cash flows	$4,671	$5,690

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended April 30, 2012 and 2011:

	2012	2011
Standardized measure of discounted future net cash flows
at beginning of period	$5,690	$52,250
Changes during the period:
Sales of natural gas produced, net of production costs	(991)	4,284
Net changes in prices and production costs	(28)	6,247
Impairments	—	(46,984)
Development costs incurred and revisions	—	2,893
Purchase of reserves in place	—	2,000
Sale of properties	—	(15,000)
Net change	(1,019)	(46,560)
Standardized measure of discounted future net cash flows
at end of period	$4,671	$5,690

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

NAME	AGE	POSITION	DATE FIRST
			ELECTED/ APPOINTED

Clinton W. Coldren	56	Chairman,	15-Dec-10
		Chief Executive Officer

Alan G. Massara	58	President,	15-Dec-10
		Chief Financial Officer

Michael D. Pruitt	51	Executive Vice President	29-Dec-09
		and Director

Larry D. Hall	69	Director	9-Nov-11

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

Annual Compensation

Name and Principal Position	Year	Salary	Stock Awards	Total

Clinton W. Coldren (CEO since	2012	$107,500	-	107,500
December 15, 2010) (a)	2011	-	-	-

Ross E. Silvey (CEO from	2012	-		12,129
June 2008 until December	2011	-	12,129	-
2010)

Alan G. Massara (CFO since	2012	$101,250		$101,250
December 15, 2010) (a)	1211	-	-	-

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

Title of class	Name and address of benefical owner	Amount and nature of beneficial owner	Percent of class

Common	Clinton W. Coldren	(1) 15,000,000	41.00%
	1535 Soniat St New Orleans, LA 70115
Common	Alan G. Massara	(1) 15,000,000	41.0%
	1535 Soniat St. New Orleans, LA 70115
Common	Michael D. Pruitt	(2) 2,992,577	13.90%
	11220 Elm Lane, Ste 203 Charlotte, NC 28277
Common	All officers and directors as a group (3 persons)	32,992,577	64.0%

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

Accrued expenses include the following:

	2012	2011

Accrued compensation due officers	$208,750	$—
Accrued interest due CEO	11,583	—
Amount due related parties	220,333	—
Other accrued expenses	994	—
Accrued interest - other	2,029	483
Asset retirement obligation	416	376
	$223,772	$859

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