Form 10-Q
period 2012-06-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2012-09-11
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2012

File No. 000-52522

North American Energy Resources, Inc.

 (Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1535 Soniat St., New Orleans, LA	70115
(Address of principal executive offices)	(Zip Code)

(504) 561-1151
(Registrant's telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of August 31, 2012.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2012

PART I - Financial Information

Item 1:  Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Balance Sheets
July 31, 2012 (Unaudited) and April 30, 2012

	July 31, 2012	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$248	$316
Accounts receivable	410	367
Total current assets	658	683
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(209)	(182)
Total properties and equipment	2,149	2,176
Total assets	$2,807	$2,859

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$56,122	$97,616
Related parties	19,055	18,698
Accrued expenses	231,991	223,772
Convertible note payable - officer	441,722	392,810
Convertible note payable	38,678	38,678
Total current liabilities	787,568	771,574
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares
authorized; 21,554,945 shares issued and outstanding
at January 31, 2012 and April 30, 2011, respectively	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,644,513)	(3,628,467)
Total stockholders' deficit	(784,761)	(768,715)
Total liabilities and stockholders' deficit	$2,807	$2,859

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Consolidated Operations
For the three months ended July 31, 2012 and 2011
and the period from inception (August 18, 2006) through July 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			July 31,
	2012	2011	2012

Oil and natural gas sales	291	536	46,279
Pipeline fees	—	—	2,450
Total revenues	291	536	48,729
Costs and expenses
Oil and natural gas production taxes	21	39	3,331
Oil and natural gas production expenses	322	243	108,432
Depreciation and amortization	27	31	16,273
Asset impairment	—	—	910,714
Non-cash compensation	—	—	1,414,291
Bad debt expense	—	—	86,000
General and administrative expense	6,764	105,113	1,054,223
Total costs and expenses	7,134	105,426	3,593,264
Loss from operations	(6,843)	(104,890)	(3,544,535)
Other income (expense):
Other income	—	—	9,939
Interest income	—	—	900
Interest expense	(9,203)	(386)	(110,817)
Total other income (expense)	(9,203)	(386)	(99,978)
Net loss	(16,046)	(105,276)	(3,644,513)

Net loss per common share, basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through July 31, 2012
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
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit, Continued
For the period from inception (August 18, 2006) through July 31, 2012
(Unaudited)
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE August 18, 2006	$—	$—	$—	$—
Common stock issued for net assets	—	—	—	100,000
Common stock issued for cash	—	—	—	10,000
Common stock issued for cash	—	—	—	10,000
Net loss	—	—	(5,379)	(5,379)
BALANCE April 30, 2007	—	—	(5,379)	114,621
Net loss	—	—	(24,805)	(24,805)
BALANCE April 30, 2008	—	—	(30,184)	89,816
Acquisition of North American Energy
Resources, Inc.	—	—	—	119,830
Conversion of note payable and accrued
interest for common stock	—	—	—	35,530
Common stock options granted for:
350,000 shares at $1.00 per share	—	—	—	—
50,000 shares at $1.25 per share	—	—	—	—
Exercise common stock options:
for $1.25 per share	—	—	—	6,250
for $1.00 per share	—	—	—	50,000
for $1.25 per share	—	—	—	6,250
for $1.00 per share	—	—	—	3,500
Accounts payable paid with common stock	—	—	—	9,016
Amortize intrinsic value of options	—	—	—	17,091
Cancel common stock options	—	—	—	—
Common stock issued for compensation	—	—	—	6,250
Common stock issued for accounts payable	—	—	—	3,000
Common stock issued for consulting service	—	—	—	310,500
Common stock issued for accounts payable	—	—	—	25,000
Capital contribution by shareholder in cash	—	—	—	50,000
Common stock issued for:
Compensation	—	—	—	5,000
Accounts payable	—	—	—	1,200
Accounts payable	—	—	—	6,000
Compensation	—	—	—	5,000
Accounts payable	—	—	—	3,200
Accounts payable	—	—	—	4,000
Accounts payable	—	—	—	15,000
Compensation	—	—	—	5,000
Accounts payable	—	—	—	9,767
Compensation	—	—	—	2,000
Compensation	—	—	—	5,000
Compensation	—	—	—	6,000
Officer compensation	(84,933)	—	—	60,667
Net loss	—	—	(1,097,468)	(1,097,468)
BALANCE April 30, 2009	(84,933)	—	(1,127,652)	$(237,601)
				(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through July 31, 2012
(Unaudited)

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-		-	-
sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale
securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE July 31, 2012		21,554,945	$21,555	$2,838,197	$-

					(Continued)

 See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through July 31, 2012
(Unaudited)
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$—	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	—	—	—	420,000
consulting agreement	—	—	—	210,000
oil and gas non-producing property	—	—	—	126,000
accounts payable	—	—	—	5,000
consulting agreement	—	—	—	15,000
consulting agreement	—	—	—	15,000
oil and gas producing property	—	—	—	192,500
consulting contract	—	—	—	183,000
cash	—	—	—	6,000
consulting agreement	—	—	—	32,000
consulting agreement - director fees	—	—	—	36,000
consulting agreement - director fees	—	—	—	12,000
officer compensation - director fees	—	—	—	9,600
Other comprehensive loss on available-for-
sale securities	—	(1,000)	—	(1,000)
Amortize officer compensation	72,804	—	—	72,804
Net loss	—	—	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale
securities transaction	—	1,000	—	1,000
Amortize officer compensation	12,129	—	—	12,129
Convertible note payable forgiven by related party	—	—	—	57,920
Common stock issued for:
Consulting agreement	—	—	—	8,500
Conversion of convertible notes payable	—	—	—	556,248
Net loss	—	—	(462,392)	(462,392)
BALANCE April 30, 2011	—	—	(2,973,018)	(113,266)
Net loss	—	—	(655,449)	(655,449)
BALANCE April 30, 2012	—	—	(3,628,467)	(768,715)
Net loss	—	—	(16,046)	(16,046)
BALANCE July 31, 2012	$—	$—	$(3,644,513)	$(784,761)

 See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Consolidated Cash Flows
For the nine months ended January 31, 2012 and 2011
and the period from inception (August 18, 2006) through July 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			July 31,
	2012	2011	2012

Operating activities
Net loss	$(16,046)	$(105,276)	$(3,644,513)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	27	31	16,273
Non-cash compensation	—	—	1,414,291
Bad debt expense	—	—	104,243
Asset impairment	—	—	910,714
Changes in operating assets and liabilities:
Accounts receivable	(43)	—	(96,467)
Interest accrued on loan to related party	—	—	(900)
Prepaid expenses and other assets	—	3,057	12,232
Accounts payable - increase (decrease)	(41,494)	32,123	324,009
Accrued expenses	8,219	30,396	318,106
Oil and gas proceeds due others	—	—	—
Repayments - joint interest owners	—	—	(9,643)
Net cash from (used in) operating activities	(49,337)	(39,669)	(651,655)
Investing activities
Payments for oil and natural gas properties and
equipment	—	—	(166,311)
Cash received in excess of cash paid in reverse
acquisition of North American Energy Resources, Inc.	—	—	119,830
Proceeds from sale of oil and gas properties	—	—	7,500
Payments for pipeline	—	—	(7,500)
Net cash used in investing activities	—	—	(46,481)
Financing activities
Loan proceeds	—	—	48,750
Shareholder contribution	—	—	50,000
Loans from officers and shareholders	48,912	—	572,572
Related party advances for working capital	357	39,527	1,062
Sale of common stock	—	—	26,000
Net cash provided by financing activities	49,269	39,527	698,384
Net increase (decrease) in cash and cash equivalents	(68)	(142)	248
Cash and cash equivalents, beginning of period	316	716	—
Cash and cash equivalents, end of period	$248	$574	$248
			(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the nine months ended January 31, 2012 and 2011
and the period from inception (August 18, 2006) through July 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			July 31,
	2012	2011	2012
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$—	$—	$437
Income taxes	—	—	—
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$—	$—	$76,000
Oil and gas properties	—	—	303,670
Interest in pipeline	—	—	100,000
Loans to shareholders assumed	—	—	(371,000)
Advance from joint interest participant assumed	—	—	(8,670)
	$—	$—	$100,000

Exchange of joint interest receivable for oil and
natural gas properties	$—	—	$53,068
Common stock options granted	—	—	205,096
Common stock options cancelled	—	—	188,005
Common stock issued for:
Convertible notes payable	—	—	591,778
Consulting agreements	—	—	911,100
Unevaluated oil and natural gas properties	—	—	126,000
Proven oil and natural gas properties	—	—	192,500
Accounts payable	—	—	106,183
Chief executive officer compensation	—	—	155,200
Credit balance transferred from accounts receivable
to accounts payable	—	—	1,068
Accounts receivable applied as payment on note
payable to related party	—	—	4,572
Option exercises paid by reducing note payable
related party	—	—	75,250
Advance from shareholder converted to note	—	—	2,000
Participant advance converted to accounts payable	—	—	31,829
Accounts payable converted to convertible note payable	—	—	38,678
Covertible note payable and accrued interest forgiven by related party	—	—	57,920

 See accompanying notes to condensed consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

 (Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2012

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2012, which is included in the Company’s Form 10-K dated April 30, 2012.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Business

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas.  The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells.  The Company has an interest in a pipeline in Oklahoma which is currently shut-in, but has been used to gather natural gas production.  The Company has a non-operated interest in a gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities.

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

At July 31, 2012 and April 30, 2012 the Company had a working capital deficit of $786,910 and $770,891, respectively.  The Company has an accumulated deficit of $3,644,513 which includes a loss of $16,046 during the three months ended July 31, 2012.  In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2013 with interest accruing at 4% per annum.  The note is convertible into common stock at $0.10 per share.  Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011.  The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition.  The acquisition agreement was terminated in December 2011 and the acquisition was not completed.  At July 31, 2012, the Company’s CEO had loaned the Company $441,722.

The Company invested in its first non-operated gas well in October 2010 and plans to continue this course as funds become available.  The Company has limited business activities which are not capable of supporting current operating requirements.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Fiscal year

2013 refers to periods ending during the fiscal year ending April 30, 2013 and 2012 refers to periods ended during the fiscal year ended April 30, 2012.

Reclassification

Certain reclassifications have been made in the financial statements at July 31, 2011 and for the periods then ended to conform to the July 31, 2012 presentation.  The reclassifications had no effect on net loss.

Recent adopted and pending accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") through August 31, 2012 and find none that would have a material impact on the financial statements of the Company.

Note 2: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at July 31, 2012 and April 30, 2012.  Amounts due include reimbursements for D&O insurance, rent, travel, legal and cash advances for payment of other administrative expenses.

	July 31, 2012	April 30, 2012

Alan G. Massara, Chief Financial Officer	$19,055	$18,698
	$19,055	$18,698

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

Accrued expenses include the following:

	July 31, 2012	April 30, 2012

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	20,400	11,583
Amount due related parties	229,150	220,333
Other accrued expenses	—	994
Accrued interest - other	2,415	2,029
Asset retirement obligation	426	416
	$231,991	$223,772

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

Note 3: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized.  At July 31, 2012 and April 30, 2012 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized.  At July 31, 2012 and April 30, 2012 the Company had 21,554,945 shares issued and outstanding, respectively.

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

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options."  Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements.  No options were outstanding at July 31, 2012.  At July 31, 2012, there are 1,242,333 shares available for grant.

Note 4: CONVERTIBLE NOTES PAYABLE

The Company has a convertible note payable in the amount of $38,678 which is due January 6, 2013 with interest accruing at 4% per annum.  The note is convertible into the Company's common stock at $0.10 per share.

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 2012 AND 2011

Revenues

Revenues during the three months ended July 31, 2012 and 2011 were $291 and $536, respectively.  The decline is primarily due to substantially lower gas prices during the current year period.

Costs and expenses during the three months ended July 31, 2012 and 2011 were as follows:

	2012	2011

Oil and natural gas production taxes	$21	$39
Oil and natural gas production expenses	322	243
Depreciation and amortization	27	31
Other general and administrative expense	6,764	105,113
Total	$7,134	$105,426

Other general and administrative expense decreased in the current year period from $105,113 in 2011 to $6,764 in 2012, primarily due to a reduction in costs associated with the due diligence and planned property acquisition and the new office location.  Rent decreased $14,854; officer compensation decreased $30,000; legal and professional costs decreased $39,094; travel and entertainment decreased $4,463; and other costs associated with maintaining a separate office also decreased.

Other expense during the three months ended July 31, 2012 and 2011 is as follows:

	2012	2011

Interest expense	$(9,203)	$(386)
Total	$(9,203)	$(386)

The increase in interest expense is the result of the convertible note payable to an officer which did not begin funding until after the second quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At July 31, 2012, we had $248 in cash, $410 in accounts receivable and a working capital deficit of $786,910.  Comparatively, we had cash of $316 and a working capital deficit of $770,891 at April 30, 2012.

We entered into an Asset Purchase Agreement which expired in December 2011.  The majority of our decreased administrative cost during the three-month period ended July 31, 2012 was a result of preliminary due diligence costs and preliminary financing costs associated with the planned purchase in the year earlier period.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses.  We continue to seek other acquisition possibilities, which will require some form of debt and equity financing.

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition.  At July 31, 2012, our CEO has loaned $441,722 for this purpose.  If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

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

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities was $49,337 for the three-month period ended July 31, 2012 and cash used in operations was $39,669 for the comparable 2011 period.  Losses incurred arose primarily from due diligence costs and the initial cost of raising funds for the planned acquisition which expired in December 2011.

CASH USED IN FINANCING ACTIVITIES

We incurred no capital costs in the three-month periods ended July 31, 2012 and 2011.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company commenced operations in September 2006.

At July 31, 2012 and April 30, 2012 the Company had a working capital deficit of $786,910 and $770,891, respectively.  The Company has an accumulated deficit of $3,644,513 which includes a loss of $16,046 during the three months ended July 31, 2012.  In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2013 with interest accruing at 4% per annum.  The note is convertible into common stock at $0.10 per share.  Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011.  The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition.  The acquisition agreement was terminated in December 2011 and the acquisition was not completed.  At July 31, 2012, the Company’s CEO had loaned the Company $441,722.

The Company invested in its first non-operated gas well in October 2010 and plans to continue this course as funds become available.  The Company has limited business activities which are not capable of supporting current operating requirements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2012.  Our management has determined that, as of July 31, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended July 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3:  Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5:  Other Information.

None

Item 6:  Exhibits

Exhibit	31.1 -Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit	31.1 -Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit	32.1 -Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit	32.1 -Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

September 11, 2012                                                                                   /s/ Alan G. Massara

                                                                                                                Alan G. Massara

                                                                                                                Chief Financial Officer