Form 10-Q
period 2012-10-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2012-12-14
CIK 1392694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

North American Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-52522	98-0550352
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1535 Soniat St., New Orleans, LA 70115
(Address of Principal Executive Offices) (Zip Code)

(504) 561-1151
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There are 21,554,945 shares outstanding as of December 10, 2012.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2012.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION (Unaudited)
		PAGE
Item 1:	Consolidated Financial Statements	1
	Consolidated Balance Sheets
	Statements of Consolidated Operations
	Consolidated Statements of Stockholders’ Deficit
	Consolidated Statements of CashFlows
	Consolidated notes to financial statements

Item 2:	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	14
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4:	Controls and Procedures	17

PART II - OTHER INFORMATION
Item 1:	Legal Proceedings	18
Item 1A:	Risk Factors	18
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3:	Defaults upon Senior Securities	18
Item 4:	Submission of Matters to a Vote of Security Holders	18
Item 5:	Other Information	18
Item 6:	Exhibits	18
	Signatures	19

PART I - Financial Information

Item 1: Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Balance Sheets
October 31, 2012 (Unaudited) and April 30, 2012 (Audited)
	October 31,	April 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$371	$316
Accounts receivable	219	367
Total current assets	590	683
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(236)	(182)
Total properties and equipment	2,122	2,176
Total assets	$2,712	$2,859

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable
Trade	$64,592	$97,616
Related parties	19,190	18,698
Accrued expenses	241,382	223,772
Convertible note payable - officer	445,887	392,810
Convertible note payable	38,678	38,678
Total current liabilities	809,729	771,574
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares
authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value; 100,000,000 shares
authorized; 21,554,945 shares issued and outstanding
at October 31, 2012 and April 30, 2012, respectively	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,666,769)	(3,628,467)
Total stockholders' deficit	(807,017)	(768,715)
Total liabilities and stockholders' deficit	$2,712	$2,859

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Consolidated Operations
For the three months ended October 31, 2012 and 2011

(Unaudited)

	2012	2011

Oil and natural gas sales	$356	$711
Total revenues	356	711
Costs and expenses
Oil and natural gas production taxes	24	51
Oil and natural gas production expenses	264	262
Depreciation and amortization	27	39
General and administrative expense	12,916	136,352
Total costs and expenses	13,231	136,704
Loss from operations	(12,875)	(135,993)
Other income (expense):
Other income	—	9,619
Interest expense	(9,380)	(390)
Total other income (expense)	(9,380)	9,229
Net loss	$(22,255)	$(126,764)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Consolidated Operations
For the six months ended October 31, 2012 and 2011
and the period from inception (August 18, 2006) through October 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
	2012	2011	2012

Oil and natural gas sales	$648	$1,247	$46,636
Pipeline fees	—	—	2,450
Total revenues	648	1,247	49,086
Costs and expenses
Oil and natural gas production taxes	46	90	3,356
Oil and natural gas production expenses	586	505	108,696
Depreciation and amortization	54	70	16,300
Asset impairment	—	—	910,714
Non-cash compensation	—	—	1,414,291
Bad debt expense	—	—	86,000
General and administrative expense	19,681	241,466	1,067,140
Total costs and expenses	20,367	242,131	3,606,497
Loss from operations	(19,719)	(240,884)	(3,557,411)
Other income (expense):
Other income	—	9,619	9,939
Interest income	—	—	900
Interest expense	(18,583)	(776)	(120,197)
Total other income (expense)	(18,583)	8,843	(109,358)
Net loss	$(38,302)	$(232,041)	$(3,666,769)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the period from inception (August 18, 2006) through October 31, 2012
(Unaudited)

						Intrinsic
					Additional	Value of
		Common stock			Paid in	Common
	Date	Shares		Amount	Capital	Stock Options

BALANCE August 18, 2006		-		-	-	-
Common stock issued for net assets	9/1/2006	11,264,485		11,265	88,735	-
Common stock issued for cash	9/7/2006	1,126,448		1,126	8,874	-
Common stock issued for cash	9/11/2006	1,126,448		1,126	8,874	-
Net loss		-		-		-
BALANCE April 30, 2007		13,517,381		13,517	106,483	-
Net loss		-		-		-
BALANCE April 30, 2008		13,517,381		13,517	106,483	-
Acquisition of North American Energy
Resources, Inc.	7/28/2008	177,000		177	119,653	-
Conversion of note payable and accrued
interest for common stock	7/31/2008	153,000		153	35,377	-
Common stock options granted for:
350,000 shares at $1.00 per share	8/1/2008	-		-	178,000	(178,000)
50,000 shares at $1.25 per share	8/1/2008	-		-	27,096	(27,096)
Exercise common stock options:
for $1.25 per share	9/22/2008	100		-	6,250	-
for $1.00 per share	9/22/2008	1,000		1	49,999	-
for $1.25 per share	10/13/2008	100		-	6,250	-
for $1.00 per share	10/13/2008	70		-	3,500	-
Accounts payable paid with common stock	10/14/2008	90		-	9,016	-
Amortize intrinsic value of options	10/31/2008	-		-	-	17,091
Cancel common stock options	11/5/2008	-		-	(188,005)	188,005
Common stock issued for compensation	11/7/2008	100		-	6,250	-
Common stock issued for accounts payable	11/7/2008	60		-	3,000	-
Common stock issued for consulting service	11/12/2008	3,000		3	310,497	-
Common stock issued for accounts payable	11/17/2008	400		1	24,999	-
Capital contribution by shareholder in cash	11/30/2008	-		-	50,000	-
Common stock issued for:
Compensation	12/9/2008	338		-	5,000	-
Accounts payable	12/9/2008	300		-	1,200	-
Accounts payable	12/9/2008	400		-	6,000	-
Compensation	1/5/2009	500		1	4,999	-
Accounts payable	1/5/2009	800		1	3,199	-
Accounts payable	1/5/2009	400		1	3,999	-
Accounts payable	1/19/2009	4,000		4	14,996	-
Compensation	1/26/2009	1,500		2	4,998	-
Accounts payable	2/24/2009	6,000		6	9,761	-
Compensation	2/24/2009	1,000		1	1,999	-
Compensation	3/4/2009	4,000		4	4,996	-
Compensation	4/6/2009	4,000		4	5,996	-
Officer compensation	4/21/2009	160,000		160	145,440	-
Net loss		-	-	-	-	-
BALANCE April 30, 2009		14,035,539		14,036	960,948	-
						(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2012
(Unaudited)
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage		Total

BALANCE August 18, 2006	-	-	-		-
Common stock issued for net assets	-	-	-		100,000
Common stock issued for cash	-	-	-		10,000
Common stock issued for cash	-	-	-		10,000
Net loss	-	-	(5,379)		(5,379)
BALANCE April 30, 2007	-	-	(5,379)		114,621
Net loss	-	-	(24,805)		(24,805)
BALANCE April 30, 2008	-	-	(30,184)		89,816
Acquisition of North American Energy
Resources, Inc.	-	-	-		119,830
Conversion of note payable and accrued
Interest for common stock	-	-	-		35,530
Common stock options granted for:
350,000 shares at $1.00 per share	-	-	-		-
50,000 shares at $1.25 per share	-	-	-		-
Exercise common stock options:
for $1.25 per share	-	-	-		6,250
for $1.00 per share	-	-	-		50,000
for $1.25 per share	-	-	-		6,250
for $1.00 per share	-	-	-		3,500
Accounts payable paid with common stock	-	-	-		9,016
Amortize intrinsic value of options	-	-	-		17,091
Cancel common stock options	-	-	-		-
Common stock issued for compensation	-	-	-		6,250
Common stock issued for accounts payable	-	-	-		3,000
Common stock issued for consulting service	-	-	-		310,500
Common stock issued for accounts payable	-	-	-		25,000
Capital contribution by shareholder in cash	-	-	-		50,000
Common stock issued for:
Compensation	-	-	-		5,000
Accounts payable	-	-	-		1,200
Accounts payable	-	-	-		6,000
Compensation	-	-	-		5,000
Accounts payable	-	-	-		3,200
Accounts payable	-	-	-		4,000
Accounts payable	-	-	-		15,000
Compensation	-	-	-		5,000
Accounts payable	-	-	-		9,767
Compensation	-	-	-		2,000
Compensation	-	-	-		5,000
Compensation	-	-	-		6,000
Officer compensation	(84,933)	-	-		60,667
Net loss	-	-	(1,097,468)	-	(1,097,468)
BALANCE April 30, 2009	(84,933)	-	(1,127,652)		$ (237,601)
					(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2012
(Unaudited)

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$ 14,036	$ 960,948	$ -
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-		-	-
sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale
securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE October 31, 2012		21,554,945	$ 21,555	$ 2,838,197	$ -

					(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Stockholders' Deficit, continued
For the period from inception (August 18, 2006) through October 31, 2012
(Unaudited)
			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$—	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	—	—	—	420,000
consulting agreement	—	—	—	210,000
oil and gas non-producing property	—	—	—	126,000
accounts payable	—	—	—	5,000
consulting agreement	—	—	—	15,000
consulting agreement	—	—	—	15,000
oil and gas producing property	—	—	—	192,500
consulting contract	—	—	—	183,000
cash	—	—	—	6,000
consulting agreement	—	—	—	32,000
consulting agreement - director fees	—	—	—	36,000
consulting agreement - director fees	—	—	—	12,000
officer compensation - director fees	—	—	—	9,600
Other comprehensive loss on available-for-
sale securities	—	(1,000)	—	(1,000)
Amortize officer compensation	72,804	—	—	72,804
Net loss	—	—	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale
securities transaction	—	1,000	—	1,000
Amortize officer compensation	12,129	—	—	12,129
Convertible note payable forgiven by related party	—	—	—	57,920
Common stock issued for:
Consulting agreement	—	—	—	8,500
Conversion of convertible notes payable	—	—	—	556,248
Net loss	—	—	(462,392)	(462,392)
BALANCE April 30, 2011	—	—	(2,973,018)	(113,266)
Net loss	—	—	(655,449)	(655,449)
BALANCE April 30, 2012	—	—	(3,628,467)	(768,715)
Net loss	—	—	(38,302)	(38,302)
BALANCE October 31, 2012	$—	$—	$(3,666,769)	$(807,017)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Consolidated Cash Flows
For the six months ended October 31, 2012 and 2011
and the period from inception (August 18, 2006) through October 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
	2012	2011	2012

Operating activities
Net loss	$(38,302)	$(232,041)	$(3,666,769)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	54	70	16,300
Non-cash compensation	—	—	1,414,291
Bad debt expense	—	—	104,243
Asset impairment	—	—	910,714
Changes in operating assets and liabilities:
Accounts receivable	148	(153)	(96,276)
Interest accrued on loan to related party	—	—	(900)
Prepaid expenses and other assets	—	6,116	12,232
Accounts payable - increase (decrease)	(33,024)	56,909	332,479
Accrued expenses	17,610	90,795	327,497
Oil and gas proceeds due others	—	(368)	—
Repayments - joint interest owners	—	—	(9,643)
Net cash used in operating activities	(53,514)	(78,672)	(655,832)
Investing activities
Payments for oil and natural gas properties and
equipment	—	—	(166,311)
Cash received in excess of cash paid in reverse
acquisition of North American Energy Resources, Inc.	—	—	119,830
Proceeds from sale of oil and gas properties	—	—	7,500
Payments for pipeline	—	—	(7,500)
Net cash used in investing activities	—	—	(46,481)
Financing activities
Loan proceeds	—	—	48,750
Shareholder contribution	—	—	50,000
Loans from officers and shareholders	53,077	78,754	576,737
Related party advances for working capital	492	—	1,197
Sale of common stock	—	—	26,000
Net cash provided by financing activities	53,569	78,754	702,684
Net increase in cash and cash equivalents	55	82	371
Cash and cash equivalents, beginning of period	316	716	—
Cash and cash equivalents, end of period	$371	$798	$371
			(Continued)
See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Statements of Condensed Consolidated Cash Flows, Continued
For the six months ended October 31, 2012 and 2011
and the period from inception (August 18, 2006) through October 31, 2012
(Unaudited)
			Inception
			(August 18, 2006)
			through
			October 31,
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

October 31, 2012

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

At October 31, 2012 and April 30, 2012 the Company had a working capital deficit of $809,139 and $770,891, respectively. The Company has an accumulated deficit of $3,666,769 which includes a loss of $38,302 during the six months ended October 31, 2012. In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2013 with interest accruing at 4% per annum. The note is convertible into common stock at $0.10 per share. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At October 31, 2012, the Company’s CEO had loaned the Company $445,887 which is due April 30, 2013.

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

Note 2: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at October 31, 2012 and April 30, 2012. Amounts due include reimbursements for D&O insurance, rent, travel, legal and cash advances for payment of other administrative expenses.

	October 31,2012	April 30, 2012

Alan G. Massara, Chief Financial Officer	$19,190	$18,698
	$19,190	$18,698

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

Accrued expenses include the following:

	October 31,2012	April 30, 2012

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	29,390	11,583
Amount due related parties	238,140	220,333
Other accrued expenses	—	994
Accrued interest - other	2,805	2,029
Asset retirement obligation	437	416
	$241,382	$223,772

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note had a term of one year and is convertible into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The loan balance was $445,887 and $392,810 at October 31, 2012 and April 30, 2012, respectively. Mr. Coldren has agreed to extend the maturity date to April 30, 2013.

Note 3: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At October 31, 2012 and April 30, 2012 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At October 31, 2012 and April 30, 2012 the Company had 21,554,945 shares issued and outstanding, respectively.

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
1.	Certificate #1 for 10,000,000 warrants with a strike price of $0.025 per share must be exercised within one year of the date Executive Team begins, among other events, collecting salaries from the Company,
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

The strike price exceeded the market price when the warrants were granted resulting in no intrinsic value to these warrants.  The Company also used the Black Scholes valuation model using a 3.65% risk free rate and a historical volatility of 244% for this calculation.  The resulting fair value was lower than the strike price and no cost was therefore recognized. The Company has re-evaluated the fair value of these warrants as of October 31, 2012 and no adjustment is required.

COMMON STOCK OPTIONS

The North American Energy Resources, Inc. 2008 Stock Option Plan ("Plan") was filed on September 11, 2008 and reserved 2,500,000 shares for awards under the Plan. The Company's Board of Directors is designated to administer the Plan and may form a Compensation Committee for this purpose. The Plan terminates on July 23, 2013.

Options granted under the Plan may be either "incentive stock options" intended to qualify as such under the Internal Revenue Code, or "non-qualified stock options." Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements. No options were outstanding at October 31, 2012. At October 31, 2012, there are 1,242,333 shares available for grant.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

Revenues

Revenues during the three months ended October 31, 2012 and 2011 were $356 and $711, respectively. The decline is primarily due to substantially lower gas prices during the current year period.

Costs and expenses during the three months ended October 31, 2012 and 2011 were as follows:

	2012	2011

Oil and natural gas production taxes	$24	$51
Oil and natural gas production expenses	264	262
Depreciation and amortization	27	39
Other general and administrative expense	12,916	136,352
Total	$13,231	$136,704

Other general and administrative expense decreased in the current year period from $136,352 in 2011 to $12,916 in 2012, primarily due to a reduction in costs associated with the due diligence and planned property acquisition and the new office location. Rent decreased $16,610; officer compensation decreased $60,000; legal and professional costs decreased $37,712; travel and entertainment decreased $4,207; and other costs associated with maintaining a separate office also decreased.

Other income (expense) during the three months ended October 31, 2012 and 2011 is as follows:

	2012	2011

Other income	$—	$9,619
Interest expense	(9,380)	(390)
Total	$(9,380)	$9,229

Other income was the result of a gain realized from a debt settlement. The increase in interest expense is the result of the convertible note payable to an officer which did not begin funding until after the second quarter of last year.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011

Revenues

Revenues during the six months ended October 31, 2012 and 2011 were $648 and $1,247, respectively. The decline is primarily due to substantially lower gas prices during the current year period.

Costs and expenses during the six months ended October 31, 2012 and 2011 were as follows:

	2012	2011

Oil and natural gas production taxes	$46	$90
Oil and natural gas production expenses	586	505
Depreciation and amortization	54	70
Other general and administrative expense	19,681	241,466
Total	$20,367	$242,131

Other general and administrative expense decreased in the current year period from $241,466 in 2011 to $19,681 in 2012, primarily due to a reduction in costs associated with the due diligence and planned property acquisition and the new office location. Rent decreased $31,465; officer compensation decreased $90,000; legal and professional costs decreased $75,106; travel and entertainment decreased $8,670; and other costs associated with maintaining a separate office also decreased.

Other income (expense) during the six months ended October 31, 2012 and 2011 is as follows:

	2012	2011

Other income	$—	$9,619
Interest expense	(18,583)	(776)
Total	$(18,583)	$8,843

Other income was the result of a gain realized from a debt settlement. The increase in interest expense is the result of the convertible note payable to an officer which did not begin funding until after the second quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At October 31, 2012, we had $371 in cash, $219 in accounts receivable and a working capital deficit of $809,139. Comparatively, we had cash of $316 and a working capital deficit of $770,891 at April 30, 2012.

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

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At October 31, 2012, our CEO has loaned $445,887 for this purpose. The note is due April 30, 2013. If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

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

What balance sheet, income or cash flow items should be considered in assessing liquidity

The Company does not have sufficient revenues from operations to cover ongoing costs. As such it must rely upon continued funding from the Company’s CEO or as yet undetermined external sources. In addition, the Company does not have sufficient capital to pay existing debt, accounts payable and other obligations.

If a potential acquisition matures we will need to seek funding to finance due diligence and the cost of an as yet unidentified acquisition, which may require significant new external financing and which may materially change the existing capital structure of the Company.

Our prospective sources for and uses of cash

Our current significant issue is identifying a new acquisition candidate, financing the due diligence and raising the funds to complete the acquisition. If successful, the Company expects to use a combination of debt and equity.

CASH FROM OPERATING ACTIVITIES

Cash used in operating activities was $53,514 for the six-month period ended October 31, 2012 and cash used in operations was $78,672 for the comparable 2011 period. Losses incurred arose primarily from due diligence costs and the initial cost of raising funds for the planned acquisition which expired in December 2011.

CASH USED IN FINANCING ACTIVITIES

We incurred no capital costs in the six-month periods ended October 31, 2012 and 2011.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At October 31, 2012 and April 30, 2012 the Company had a working capital deficit of $809,139 and $770,891, respectively. The Company has an accumulated deficit of $3,666,769 which includes a loss of $38,302 during the six months ended October 31, 2012. In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in January 2013 with interest accruing at 4% per annum. The note is convertible into common stock at $0.10 per share. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At October 31, 2012, the Company’s CEO had loaned the Company $445,887.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2012. Our management has determined that, as of October 31, 2012, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended October 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer-- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer-- Certification pursuant to Rule 13a-14 (a) of the Exchange Act of 193,4 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer-- Certification pursuant to Rule 13a-14(b) of the Exchange Act of 1934 and 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2012	North American Energy Resources, Inc.
By: /s/ Alan Massara
Alan Massara President and CFO