Form 10-Q
period 2013-01-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2013-03-14
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2013

File No. 000-52522

North American Energy Resources, Inc.

(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1535 Soniat St., New Orleans, LA 70115

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (504) 561-1151

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of February 25, 2013.

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2012.

2

PART I - Financial Information

Item 1: Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Balance Sheets

January 31, 2013 (Unaudited) and April 30, 2012

	January 31, 2013	April 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$845	$316
Accounts receivable	359	367
Total current assets	1,204	683
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(263)	(182)
Total properties and equipment	2,095	2,176
Total assets	$3,299	$2,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable
Trade	$54,085	$97,616
Related parties	20,257	18,698
Accrued expenses - Related Party	250,913	223,772
Convertible note payable - officer	459,645	392,810
Convertible note payable	38,678	38,678
Total current liabilities	823,578	771,574
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at January 31, 2013 and April 30, 2011, respectively	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,680,031)	(3,628,467)
Total stockholders’ deficit	(820,279)	(768,715)
Total liabilities and stockholders’ deficit	$3,299	$2,859

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Operations

For the three months ended January 31, 2013 and 2012

(Unaudited)

	January 31, 2013	January 31, 2012

Oil and natural gas sales	$388	$326
Total revenues	388	326
Costs and expenses
Oil and natural gas production taxes	29	23
Oil and natural gas production expenses	244	244
Depreciation and amortization	27	19
General and administrative expense	3,830	354,451
Total costs and expenses	4,130	354,737
Loss from operations	(3,742)	(354,411)
Other income (expense):
Interest expense	(9,520)	(4,486)
Total other income (expense)	(9,520)	(4,486)
Net loss	$(13,262)	$(358,897)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Operations

For the nine months ended January 31, 2013 and 2012

and the period from inception (August 18, 2006) through January 31, 2013

(Unaudited)

			Inception
			(August 18, 2006)
			through
	January 31, 2013	January 31, 2012	January 31, 2013

Oil and natural gas sales	$1,036	$1,572	$47,024
Pipeline fees	-	-	2,450
Total revenues	1,036	1,572	49,474
Costs and expenses
Oil and natural gas production taxes	75	113	3,385
Oil and natural gas production expenses	830	750	108,940
Depreciation and amortization	81	89	16,327
Asset impairment	-	-	910,714
Non-cash compensation	-	-	1,414,291
Bad debt expense	-	-	86,000
General and administrative expense	23,511	595,916	1,070,970
Total costs and expenses	24,497	596,868	3,610,627
Loss from operations	(23,461)	(595,296)	(3,561,153)
Other income (expense):
Other income	-	9,619	9,939
Interest income	-	-	900
Interest expense	(28,103)	(5,262)	(129,717)
Total other income (expense)	(28,103)	4,357	(118,878)
Net loss	$(51,564)	$(590,939)	$(3,680,031)

Net loss per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the period from inception (August 18, 2006) through January 31, 2013

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through January 31, 2013

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through January 31, 2013

(Unaudited)

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		$14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-

BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE January 31, 2013		21,554,945	$21,555	$2,838,197	$-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through January 31, 2013

(Unaudited)

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000

consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for- sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(655,449)	(655,449)
BALANCE April 30, 2012	-	-	(3,628,467)	(768,715)
Net loss	-	-	(51,564)	(51,564)
BALANCE January 31, 2013	$-	$-	$(3,680,031)	$(820,279)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Cash Flows

For the nine months ended January 31, 2013 and 2012

and the period from inception (August 18, 2006) through January 31, 2013

(Unaudited)

			Inception
			(August 18, 2006)
			through
	January 31, 2013	January 31, 2012	January 31, 2013

Operating activities
Net loss	$(51,564)	$(590,939)	$(3,680,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	89	16,327
Non-cash compensation	-	-	1,414,291
Bad debt expense	-	-	104,243
Asset impairment	-	-	910,714
Changes in operating assets and liabilities:
Accounts receivable	8	(150)	(96,416)
Interest accrued on loan to related party	-	-	(900)
Prepaid expenses and other assets	-	8,664	12,232
Accounts payable - increase (decrease)	(43,531)	87,216	321,972
Accrued expenses	27,141	214,042	337,028
Oil and gas proceeds due others	-	(368)	-
Repayments - joint interest owners	-	-	(9,643)
Net cash used in operating activities	(67,865)	(281,446)	(670,183)
Investing activities
Payments for oil and natural gas properties and equipment	-	-	(166,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	-	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	-	50,000
Loans from officers and shareholders	66,835	375,181	590,495
Related party advances for working capital	1,559	(35,760)	2,264
Sale of common stock	-	-	26,000
Net cash provided by financing activities	68,394	339,421	717,509
Net increase in cash and cash equivalents	529	57,975	845
Cash and cash equivalents, beginning of period	316	716	-
Cash and cash equivalents, end of period	$845	$58,691	$845

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Cash Flows, Continued

For the nine months ended January 31, 2013 and 2012

and the period from inception (August 18, 2006) through January 31, 2013

(Unaudited)

			Inception
			(August 18, 2006)
			through
	January 31, 2013	January 31, 2012	January 31, 2013
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
	$-	$-	$100,000

Exchange of joint interest receivable for oil and natural gas properties	$-	-	$53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Convertible notes payable	-	-	591,778
Consulting agreements	-	-	911,100
Unevaluated oil and natural gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Participant advance converted to accounts payable	-	-	31,829
Accounts payable converted to convertible note payable	-	-	38,678
Convertible note payable and accrued interest forgiven by related party	-	-	57,920

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2013

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

Development stage

The Companies are in the development stage and have realized only nominal revenue to date. The decline in gas prices and limited reserves caused the Company’s original gas development plans in Washington County, Oklahoma to be cancelled and these properties were sold effective October 1, 2010. Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from their inception (August 18, 2006).

Going concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has a negative net working capital of $822,374 as of January 31, 2013 and a net loss of $51,564. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Reclassification

Certain reclassifications have been made in the financial statements at January 31, 2012 and for the periods then ended to conform to the January 31, 2013 presentation. The reclassifications had no effect on net loss or shareholders’ deficit.

Recent adopted and pending accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) through August 31, 2012 and find none that would have a material impact on the financial statements of the Company.

Note 2: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at January 31, 2013 and April 30, 2012. Amounts due include reimbursements for D&O insurance, rent, travel, legal and cash advances for payment of other administrative expenses.

	January 31, 2013	April 30, 2012

Alan G. Massara, Chief Financial Officer	$20,257	$18,698
	$20,257	$18,698

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

Accrued expenses include the following:

	January 31, 2013	April 30, 2012

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	38,520	11,583
Amount due related parties	247,270	220,333
Other accrued expenses	-	994
Accrued interest - other	3,195	2,029
Asset retirement obligation	448	416
	$250,913	$223,772

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren a 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The loan balance was $459,645 and $392,810 at January 31, 2013 and April 30, 2012, respectively. Mr. Coldren has agreed to extend the maturity date of the note to April 30, 2013.

Note 3: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At January 31, 2013 and April 30, 2012 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At January 31, 2013 and April 30, 2012 the Company had 21,554,945 shares issued and outstanding, respectively.

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

COMMON STOCK OPTIONS

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for awards under the Plan. The Company’s Board of Directors is designated to administer the Plan and may form a Compensation Committee for this purpose. The Plan terminates on July 23, 2013.

Options granted under the Plan may be either “incentive stock options” intended to qualify as such under the Internal Revenue Code, or “non-qualified stock options.” Options outstanding under the Plan have a maximum term of up to ten years, as designated in the option agreements. No options were outstanding at January 31, 2013. At January 31, 2013, there are 1,242,333 shares available for grant.

Note 4: CONVERTIBLE NOTES PAYABLE

The Company has a convertible note payable in the amount of $38,678 which is due July 6, 2013 with interest accruing at 4% per annum. The note is convertible into the Company’s common stock at $0.10 per share.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

Revenues

Revenues during the three months ended January 31, 2013 and 2012 were $388 and $326, respectively. The 2013 period included net production of 167 MCF at an average price of $2.32 and the 2012 period included net production of 111 MCF at an average price of $2.94.

Costs and expenses during the three months ended January 31, 2013 and 2012 were as follows:

	2013	2012

Oil and natural gas production taxes	$29	$23
Oil and natural gas production expenses	244	244
Depreciation and amortization	27	19
Other general and administrative expense	3,830	354,451
Total	$4,130	$354,737

Other general and administrative expense decreased in the current year period from $354,451 in 2012 to $3,830 in 2013, primarily due to a reduction in costs associated with the due diligence and planned property acquisition and the new office location. Rent decreased $23,544; officer compensation decreased $118,750; legal and professional costs decreased $179,001; travel and entertainment decreased $25,600; and other costs associated with maintaining a separate office also decreased.

Other expense during the three months ended January 31, 2013 and 2012 is as follows:

	2013	2012

Interest expense	$(9,520)	$(4,486)
Total	$(9,520)	$(4,486)

The increase in interest expense is the result of the convertible note payable to an officer which did not begin funding until after the second quarter of last year.

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2013 AND 2012

Revenues

Revenues during the nine months ended January 31, 2013 and 2012 were $1,036 and $1,572, respectively. The 2013 period included net production of 504 MCF at an average price of $2.06 and the 2012 period included net production of 515 MCF at an average price of $3.05.

Costs and expenses during the nine months ended January 31, 2013 and 2012 were as follows:

	2013	2012

Oil and natural gas production taxes	$75	$113
Oil and natural gas production expenses	830	750
Depreciation and amortization	81	89
Other general and administrative expense	23,511	595,916
Total	$24,497	$596,868

Other general and administrative expense decreased in the current year period from $595,916 in 2012 to $23,511 in 2013, primarily due to a reduction in costs associated with the due diligence and planned property acquisition and the new office location. Rent decreased $55,009; officer compensation decreased $208,750; legal and professional costs decreased $265,071; travel and entertainment decreased $34,270; and other costs associated with maintaining a separate office also decreased.

Other income (expense) during the nine months ended January 31, 2013 and 2012 is as follows:

	2013	2012

Other income	$-	$9,619
Interest expense	(28,103)	(5,262)
Total	$(28,103)	$4,357

In 2012, the Company recognized a gain of $9,619 from settlement of debt. The increase in interest expense in 2013 as compared to 2012 is the result of the convertible note payable to an officer which did not begin accruing interest until after the second quarter of 2012 and thus having a higher weighted average balance in 2013 than in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At January 31, 2013, we had $845 in cash, $359 in accounts receivable and a working capital deficit of $822,374. Comparatively, we had cash of $316 and a working capital deficit of $770,891 at April 30, 2012.

We entered into an Asset Purchase Agreement which expired in December 2011. The majority of our decreased administrative cost during the three-month period ended January 31, 2013 was a result of preliminary due diligence costs and preliminary financing costs associated with the planned purchase in the year earlier period.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require some form of debt and equity financing.

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At January 31, 2013, our CEO has loaned $459,645 for this purpose. If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $67,865 for the nine-month period ended January 31, 2013 and cash used in operations was $281,446 for the comparable 2012 period. Losses incurred arose primarily from due diligence costs and the initial cost of raising funds for the planned acquisition which expired in December 2011.

CASH PROVIDED BY FINANCING ACTIVITIES

We incurred no capital costs in the nine-month periods ended January 31, 2013 and 2012.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At January 31, 2013 and April 30, 2012 the Company had a working capital deficit of $822,374 and $770,891, respectively. The Company has an accumulated deficit of $3,680,031 which includes a loss of $51,564 during the nine months ended January 31, 2013. In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable due in July 2013 with interest accruing at 4% per annum. The note is convertible into common stock at $0.10 per share. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. .. At January 31, 2013, the Company’s CEO had loaned the Company $459,645, which is due April 30, 2013.

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

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2013. Our management has determined that, as of January 31, 2013, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended January 31, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: March 14, 2013

	By:	/s/ Alan G. Massara
President and Chief Financial Officer

