Form 10-K/A
period 2012-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2013-05-14
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended April 30, 2012 on July 23, 2012 (the “original Report”) and filed our first amended Annual Report on Form 10-K/A on July 27, 2012 solely to include XBRL disclosure. We are filing this Amendment No. 2 on Form 10-K/A-2 (this “Amendment”) to make the following changes:

●	Update disclosure in Item 2 regarding our historical production and our use of a third party engineer;
●	Update disclosure in Item 11 regarding executive compensation;
●	Update disclosure in Item 13 regarding director independence; and
●	Add additional Exhibits and references in Item 15 for Exhibits.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

2

NORTH AMERICAN ENERGY RESOURCES, INC.

TABLE OF CONTENTS

FORM 10-K

Part I

From time to time, we my publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

PART I

Item 1: Business

ORGANIZATION

North American Energy Resources, Inc. (“NAEY” or the “Company”) was originally organized in Nevada on August 22, 2006 with the name Mar Ked Mineral Exploration, Inc. (“Mar Ked”). The Company changed its name from Mar Ked to North American Energy Resources, Inc. on August 11, 2008.

NAEY is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas. The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells. The Company has an interest in a pipeline in Washington County, Oklahoma which is currently shut-in, but has been used to gather natural gas production. The Company’s gas production in Washington County, Oklahoma was shut-in due to low prices in February 2009 and was sold effective October 1, 2010 along with the Company’s oil production in the area. The Company has acquired an interest in a non-operated gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities. The Company’s focus is on acquiring producing oil and gas properties or companies with development potential.

At a special meeting of shareholders held on April 23, 2009, 63% of our shareholders, either in person or by proxy, voted to approve a 1:50 reverse split of the Company’s common stock. This amendment to the Company’s Articles of Incorporation was filed with the Nevada Secretary of State and became effective on April 27, 2009. Accordingly, all references to shares of our common stock included herein have been retroactively restated to give effect to the reverse split.

On July 28, 2008, the Company acquired 100% of the outstanding stock of North American Exploration, Inc. (“NAE”) (formerly Signature Energy, Inc.) for 420,000 shares of our common stock pursuant to a Stock Purchase Agreement (“SPA”). Completion of the SPA resulted in the shareholders of NAE having control of NAEY. Accordingly, the transaction was recorded for accounting purposes as the acquisition of NAE by NAEY with NAE as the acquirer (reverse acquisition). The financial statements of the Company prior to July 28, 2008 are those of NAE. Formerly NAEY used a November 30 year-end. As a result of the reverse acquisition, the Company chose to utilize the April 30 year-end of NAE after April 30, 2008.

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing. At July 31, 2008, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement (“MA”) which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company. At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the amount agreed. The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance. Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers. The total purchase price for NAE was 13,690,381 shares.

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

Proved developed producing reserves. (“PDP”) Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production.

Proved developed non producing reserves. (“PDNP”) Proved reserves that are expected to be recovered from existing wellbores, whether or not currently producing, without drilling additional wells. Production of such reserves may require a recompletion.

Proved reserves. Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for estimation.

Proved undeveloped location. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

Proved undeveloped reserves. (“PUD”) Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

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

OIL AND GAS DRILLING PROSPECTS

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas. The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells. The Company has an interest in a pipeline in Washington County, Oklahoma which is currently shut-in, but has been used to gather natural gas production. The Company’s gas production in Washington County, Oklahoma was shut-in due to low prices in February 2009 and was sold effective October 1, 2010 along with the Company’s oil production in the area. The Company has acquired an interest in a non-operated gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities.

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

The Company’s strategy to raise additional funds include: sales of its common stock or preferred stock in private transactions, sales of its common or preferred stock in public transactions or to borrow the funds. Any such potential transactions would be as needed to raise sufficient capital to fund acquisitions and the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan.

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

Item 1A: RISK FACTORS

Not applicable.

Item 2: PropertIES

The Company’s oil and gas business is primarily involved in the development and production of oil and gas. As of April 30, 2012, we have 160 acres under lease in Texas County, Oklahoma which includes 1 producing gas well. The Company’s current focus is to identify, evaluate, and obtain financing to potentially acquire producing oil and gas properties with development potential.

Proved Reserves and Estimated Future Net Revenue

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of April 30, 2012. These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 10 to our consolidated financial statements included herein. At April 30, 2012, 100% of the proved reserves have been classified as proved developed producing (“PDP”). There are no proved developed non-producing (“PDNP”) reserves.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	-	-	-
Gas (MCF)	12,679	12,679	-
BOE (1)	2,113	2,113	-
Pre-tax future net revenue (2)	$9,021	$9,021	$-
Pre-tax 10% present value (2)	4,671	4,671	-
Standardized measure of discounted future net cash flows (2)(3)	$4,671	$4,671	$-

(1)	Gas reserves are converted to barrels of oil equivalent (“BOE”) at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

(2)	Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

(3)	See Note 11 to the consolidated financial statements included in Item 8.

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

Proved Reserves Disclosures

Recent SEC Rule-Making Activity. In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures. The new disclosure requirements include provisions that:

●	Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional reserves include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.
●	Report oil and gas reserves using an un-weighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices.
●	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures. (We have chosen not to make disclosure under these categories.)
●	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.
●	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.
●	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.
●	Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

We adopted the rules effective April 30, 2010.

Internal Controls Over Reserve Estimates. Our reserve estimates were prepared by an independent petroleum consulting firm who was engaged to audit our reserves as of May 1, 2011. The 2011 reserve estimate was prepared by, and overseen by Gary Christopher of Christopher Energy, LLC, an independent third party engineering firm. It was reviewed by the Company’s President. Mr. Christopher has a petroleum engineering degree, and over 38 years of experience in the energy industry. Mr. Christopher’s industry experience has been diverse: he has experience as a drilling engineer, production engineer, reservoir engineer, an acquisitions advisor, and an energy lending professional. Mr. Christopher has also served as President and CEO of a publicly traded oil and natural gas company and now serves on the audit committee of a NYSE publicly traded oil and natural gas company. He currently consults on financial and engineering matters in the oil and natural gas industry. We updated our reserves at May 1, 2012 using the new pricing guidelines required by the SEC and the same decline curve utilized by the independent petroleum consulting firm at May 1, 2011. Our President, with over 13 years’ experience as a petroleum engineer, oversaw the preparation of our 2012 reserve estimate.

Production

We acquired an interest in a non-operated gas well in Texas County, Oklahoma on November 1, 2010 and it represents our current production.

Project Summary

The Company acquired an interest in a non-operated gas well and continues to evaluate other investment opportunities.

Acreage

The following table summarizes gross and net developed acreage at April 30, 2012 and 2011.

	Developed Acreage
	Gross	Net
Texas County, Oklahoma	160	12

Production History

The following table presents the historical information about our natural gas and oil production volumes.

	Year ended April 30,
	2012	2011	2010
Oil production (BBLs)	-	64	220
Gas production (MCF)	751	291	-
Total production (BOE)	125	112	220
Daily production (BOE/d)	0.34	0.31	0.60
Average sales price:
Oil (per BBL)	$-	$63.52	$65.33
Gas (per MCF)	$2.79	$2.87	$-
Total (per BOE)	$16.74	$43.56	$65.33
Average production cost (per BOE)	$8.57	$78.62	$102.64
Average production taxes (per BOE)	$1.21	$3.12	$4.69

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

	For the years ended April 30,
	2012	2011
Acquisition of proved properties	$-	$2,000
Acquisition on non-producing properties	-	-
Development costs	-	2,893
Total costs incurred	$-	$4,893

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

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of our oil and natural gas properties. Future income tax expenses were not included due to the Company’s net operating loss carryforwards.

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2012	2011
Future cash flows	$35,375	$39,580
Future production costs	(26,354)	(28,840)
Future income taxes	-	-
Future net cash flows	9,021	10,740
10% annual discount for estimated timing of cash flows	(4,350)	(5,050)
Standardized Measure of Discounted Cash Flows	$4,671	$5,690

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2012	2011
Beginning of year	$5,690	$52,250
Purchase of minerals in place	-	2,000
Sale of properties	-	(15,000)
Development costs incurred during the year	-	2,893
Sales of oil and gas produced, net of production costs	(991)	4,284
Impairments	-	(46,894)
Net changes in price and production costs	(28)	6,157
Revision of previous quantity estimates	-	-
End of year	$4,671	$5,690

Management’s Business Strategy Related to Properties

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

OTHER

The Company’s corporate office is maintained at 1535 Soniat St., New Orleans, LA 70115 on a month-to-month basis at a cost of $2,000 per month until May 31, 2012 and $250 per month thereafter.

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

a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

b)	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violations of such duties or other requirements of Federal securities laws;

c)	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices;

d)	contains the established toll free telephone number for inquiries on disciplinary actions;

e)	defines significant terms used in the disclosure document or in the conduct of trading in penny stocks; and

f)	contains such other information, and is in such form (including language, type size, and format), as the Commission shall require by rule or regulation.

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

i.	the bid and ask prices for penny stock, or such other information as the Commission may, by rule, require to rovide customers with more useful and reliable information relating to the price of such stock;

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

c)	may, as the Commission finds necessary or appropriate in the public interest or for the protection of investors, require brokers and dealers to disclose to customers additional information concerning transactions in penny stocks.

(4)	Exemptions. The Commission, as it determines consistent with the public interest and the protection of investors, may by rule, regulation, or order exempt in whole or in part, conditionally or unconditionally, any person or class of persons, or any transaction or class of transactions, from the requirements of this subsection. Such exemptions shall include an exemption for brokers and dealers based on the minimal percentage of the broker’s or dealer’s commissions, commission-equivalents, and markups received from transactions in penny stocks.

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

Revenues for the years ended April 30, 2012 and 2011 consisted of the following.

	2012	2011
Oil sales	$-	$4,044
Gas sales	2,094	835
	$2,094	$4,879

In 2012, the Company had gas sales of 751 MCF at an average price of $2.79. In 2011, the Company had oil sales of 64 BBL at an average price of $63.51 and gas sales of 291 MCF at an average price of $2.87. The Company sold its oil production on October 1, 2010 due primarily to its high operating cost.

Costs and expenses consisted of the following for the years ended April 30, 2012 and 2011.

	2012	2011
Oil and natural gas production taxes	$151	$349
Oil and natural gas production expenses	993	8,814
Depreciation and amortization	130	1,530
Non-cash compensation	-	266,754
Asset impairment	-	46,894
General and administrative expenses, net of operator’s overhead fees	652,759	105,873
	$654,033	$430,214

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

General and administrative expenses, net of operator’s overhead fees, are summarized as follows for the two years ended April 30, 2012 and 2011.

19

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

Other income (expense) consisted of the following for the years ended April 30, 2012 and 2011.

	2012	2011
Other income	$9,619	$-
Interest expense - officers and stockholders	(13,129)	(37,057)
	$(3,510)	$(37,057)

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

What balance sheet, income or cash flow items should be considered in assessing liquidity

The Company’s current liabilities far exceed its current assets. Should any of the existing material creditors demand payment it is unknown if the Company could satisfy such demand. We will seek funding to finance such demand and due diligence and the cost of an as yet unidentified acquisition. Such funding may require significant new external financing and, if successful, may materially change the existing capital structure of the Company.

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

Paritz & Company, P.A.
Hackensack, New Jersey
July 12, 2012

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

April 30, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$316	$716
Accounts receivable	367	-
Prepaid expenses	-	8,664
Total current assets	683	9,380
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment using full cost accounting	2,358	2,358
	2,358	2,358
Accumulated depreciation and amortization	(182)	(52)
Total properties and equipment	2,176	2,306
Total assets	$2,859	$11,686
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable
Trade	$97,616	$30,860
Related parties	18,698	54,187
Oil and gas proceeds due others	-	368
Accrued expenses	223,772	859
Convertible notes payable due officer	392,810	-
Convertible notes payable	38,678	38,678
Total current liabilities	771,574	124,952
Commitments and contingencies
Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at April 30, 2012 and 2011	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,628,467)	(2,973,018)
Total stockholders’ deficit	(768,715)	(113,266)
Total liabilities and stockholders’ deficit	$2,859	$11,686

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended April 30, 2012 and April 30, 2011 and the period from inception (August 18, 2006) through April 30, 2012

			Inception
			(August 18, 2006)
			through
			April 30,
	2012	2011	2012
Oil and natural gas sales	$2,094	$4,879	$45,988
Pipeline fees	-	-	2,450
Total revenues	2,094	4,879	48,438
Costs and expenses
Oil and natural gas production taxes	151	349	3,310
Oil and natural gas production expenses	993	8,814	108,110
Depreciation and amortization	130	1,530	16,246
Non-cash compensation	-	266,754	1,414,291
Asset impairment	-	46,894	910,714
General and administrative expense, net of operator’s overhead fees	652,759	105,873	1,133,459
	654,033	430,214	3,586,130
Loss from operations	(651,939)	(425,335)	(3,537,692)
Other income (expense):
Other income	9,619	-	9,939
Interest income - stockholder	-	-	900
Interest expense - officer and stockholders	(13,129)	(37,057)	(101,614)
Total other income (expense)	(3,510)	(37,057)	(90,775)
Net loss	(655,449)	(462,392)	(3,628,467)
Other comprehensive loss
Unrealized loss on available-for-sale securities	-	1,000	-
Net comprehensive loss	$(655,449)	$(461,392)	$(3,628,467)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding	21,554,945	19,063,503

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES., INC. AND SUBSIDIARY

(A Development Stage Company)

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through April 30, 2012

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total
BALANCE August 18, 2006	$-	$-	$-	$-
Common stock issued for net assets	-	-	-	100,000
Common stock issued for cash	-	-	-	10,000
Common stock issued for cash	-	-	-	10,000
Net loss	-	-	(5,379)	(5,379)
BALANCE April 30, 2007	-	-	(5,379)	114,621
Net loss	-	-	(24,805)	(24,805)
BALANCE April 30, 2008	-	-	(30,184)	89,816
Acquisition of North American Energy Resources, Inc.	-	-	-	119,830
Conversion of note payable and accrued interest for common stock	-	-	-	35,530
Common stock options granted for:
350,000 shares at $1.00 per share	-	-	-	-
50,000 shares at $1.25 per share	-	-	-	-
Exercise common stock options:
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	50,000
for $1.25 per share	-	-	-	6,250
for $1.00 per share	-	-	-	3,500
Accounts payable paid with common stock	-	-	-	9,016
Amortize intrinsic value of options	-	-	-	17,091
Cancel common stock options	-	-	-	-
Common stock issued for compensation	-	-	-	6,250
Common stock issued for accounts payable	-	-	-	3,000
Common stock issued for consulting service	-	-	-	310,500
Common stock issued for accounts payable	-	-	-	25,000
Capital contribution by shareholder in cash	-	-	-	50,000
Common stock issued for:
Compensation	-	-	-	5,000
Accounts payable	-	-	-	1,200
Accounts payable	-	-	-	6,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	3,200
Accounts payable	-	-	-	4,000
Accounts payable	-	-	-	15,000
Compensation	-	-	-	5,000
Accounts payable	-	-	-	9,767
Compensation	-	-	-	2,000
Compensation	-	-	-	5,000
Compensation	-	-	-	6,000
Officer compensation	(84,933)	-	-	60,667
Net loss	-	-	(1,097,468)	(1,097,468)
BALANCE April 30, 2009	(84,933)		(1,127,652)	$(237,601)

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit,continued

For the period from inception (August 18, 2006) through April 30, 2012

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options
BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities		- -	- -	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708		_
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	$21,555	$2,838,197	$-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through April 30, 2012

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total
BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for- sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale
securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(655,449)	(655,449)
BALANCE April 30, 2012	$-	$-	$(3,628,467)	$(768,715)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended April 30, 2012 and April 30, 2011 and the period from inception (August 18, 2006) through April 30, 2012

			Inception
			(August 18, 2006)
			through
			April 30,
	2012	2011	2012
Operating activities
Net loss	$(655,449)	$(462,392)	$(3,628,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	1,530	16,246
Non-cash compensation	-	266,754	1,414,291
Asset impairment	-	46,894	910,714
Bad debt expense	-	12,828	104,243
Changes in operating assets and liabilities:
Accounts receivable	(367)	321	(96,424)
Accrued interest income - stockholder	-	-	(900)
Prepaid expenses and other assets	8,664	9,040	12,232
Accounts payable	66,756	24,693	365,503
Accrued expenses	222,913	37,076	309,887
Oil and gas proceeds due others	(368)	(4,622)	-
Advances from joint interest owners	-	(1,226)	(9,643)
Net cash used in operating activities	(357,721)	(69,104)	(602,318)
Investing activities
Payments for oil and natural gas properties	-	(4,893)	(166,311)
Cash received in excess of cash paid to acquire North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and natural gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	(4,893)	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Loans from officers and shareholders	392,810	17,500	523,660
Related party advances for working capital	(35,489)	54,187	705
Cash contributions from shareholders	-	-	50,000
Sale of common stock	-	-	26,000
Net cash provided by financing activities	357,321	71,687	649,115
Net increase (decrease) in cash	(400)	(2,310)	316
Cash, beginning of period	716	3,026	-
&Cash, end of period	$316	$716	$316

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows, Continued

For the years ended April 30, 2012 and April 30, 2011 and the period from inception (August 18, 2006) through April 30, 2012

			Inception
			(August 18, 2006)
			through
			April 30,
	2012	2011	2012
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes		-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000
Common stock issued for convertible note payable and accrued interest	-	556,248	591,778
Exchange of joint interest receivable for oil and natural gas properties	-	-	53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for consulting agreements	-	8,500	911,100
Unevaluated oil and gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable to related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Accounts payable converted to convertible note payable	-	38,678	38,678

See accompanying notes to consolidated financial statements.

 ORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1:	Organization and summary of significant accounting policies

Organization

The consolidated financial statements include the accounts of North American Energy Resources (“NAEY”) and its wholly owned subsidiary North American Exploration, Inc. (“NAE”) (collectively the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

NAEY was originally organized in Nevada on August 22, 2006 with the name Mar Ked Mineral Exploration, Inc. (“Mar Ked”). The Company changed its name from Mar Ked to North American Energy Resources, Inc. on August 11, 2008.

On July 28, 2008, the Company acquired 100% of the outstanding stock of NAE for 420,000 shares of our common stock pursuant to a Stock Purchase Agreement (“SPA”). Completion of the SPA resulted in the shareholders of NAE having control of NAEY. Accordingly, the transaction was recorded for accounting purposes as the acquisition of NAE by NAEY with NAE as the acquirer (reverse acquisition). The financial statements of the Company prior to July 28, 2008 are those of NAE. Formerly NAEY used a November 30 year-end. The Company will utilize the April 30 year-end of NAE after April 30, 2008.

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing. At closing, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement (“MA”) which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company. At January 27, 2009, the Company had received an additional $50,000 and was still short of the agreed amount by $1,300,000. The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance. Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers. Accordingly, the total purchase price for NAE was 13,690,381 shares of common stock.

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

Business

NAE is an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas. The Company operates in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells. The Company has an interest in a pipeline in Washington County, Oklahoma which is currently shut-in, but has been used to gather natural gas production. The Company’s gas production in Washington County, Oklahoma was shut-in due to low prices in February 2009 and was sold effective October 1, 2010 along with the Company’s oil production in the area. The Company has acquired an interest in a non-operated gas well in Texas County, Oklahoma and is continuing to seek additional acquisition possibilities.

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

At April 30, 2012 and 2011, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examination in progress, nor has it had any federal or state examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options. However, the Black-Scholes option valuation model provides the best available estimate for this purpose.

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

Note 2:	accounts and note receivable

Accounts receivable at April 30, 2012 and 2011 include the following:

	2012	2011

Natural gas sales, net	$367	$-
Note receivable	5,000	5,000
Allowance for doubtful accounts	(5,000)	(5,000)
	$367	$-

The Company received a note for $5,000 when it sold its oil properties and gas leases in Washington County, Oklahoma in the fall of 2010. The Company determined uncertainty about the collectability of the note exists and fully reserved the note balance at April 30, 2011.

Note 3:	PREPAID EXPENSES

The prepaid expense at April 30, 2011 represents the unamortized balance of Directors and Officers insurance in the amount of $8,664.

Note 4:	related party transactions

At April 30, 2012 and 2011, the Company owes its CEO and CFO the following amounts for expense reimbursements and cash advances.

	2012	2011

Chief executive officer	$-	$50,769
Chief financial officer	18,698	3,418
	$18,698	$54,187

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

Accrued expenses include the following:

	2012	2011

Accrued compensation due officers	$208,750	$-
Accrued interest due CEO	11,583	-
Amount due related parties	220,333	-
Other accrued expenses	994	-
Accrued interest - other	2,029	483
Asset retirement obligation	416	376
	$223,772	$859

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

CONTINGENT SHARES

On July 28, 2008, the Company acquired 100% of the outstanding stock of NAE for 420,000 shares of our common stock pursuant to a Stock Purchase Agreement (“SPA”). Completion of the SPA resulted in the shareholders of NAE having control of NAEY.

The SPA provided that NAEY was to have $1,500,000 in cash and no liabilities at closing. At July 28, 2008, the closing date, NAEY had $150,000 of the required cash and on August 28, 2008, the parties to the SPA entered into a Modification Agreement (“MA”) which provided an extension until January 27, 2009 for the additional cash to be contributed to the Company. At January 27, 2009, the Company had received an additional $50,000 and was still short $1,300,000 of the agreed amount. The MA provided that the Buyer would make contingent issuances of shares to the Seller equal to 95% of all the outstanding stock after issuance. Accordingly, effective April 30, 2009, an additional 13,250,381 shares were issued to the Sellers. The total purchase price of NAE was 13,670,381 shares.

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

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2012	2011

“Normally expected” income tax benefit	$(222,900)	$(157,200)
State income taxes net of federal income tax benefit	(26,200)	(18,500)
Other	500	100
Valuation allowance	248,600	175,600
Total	$-	$-

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

	2012	2011

Net operating loss carryforward	$1,087,000	$920,000
Accrued compensation and accrued interest	84,300	-
Depreciable/depletable property, plant and equipment	47,700	50,400
Bad debts	1,900	1,900
Valuation allowance	(1,220,900)	(972,300)
Total	$-	$-

At April 30, 2012, the Company has net operating loss carryforwards in the amount of approximately $3,272,000, which expire between 2027 and 2032.

Note 8:	Going concern

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

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at April 30, 2012 and 2011 are summarized as follows:

	2012	2011

Proved oil and natural gas properties under full cost	$2,358	$2,358
Accumulated depreciation and amortization	(182)	(52)
	$2,176	$2,306

Costs incurred in oil and natural gas producing activities for the year ended April 30, 2012 and 2011 are summarized as follows:

	2012	2011

Acquisition of proved properties	$-	$2,000
Development costs	-	2,893
	$-	$4,893

Amortization rate per equivalent BOE	$1.03	$1.04

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

	Oil (BBLs)	Gas (MCF)

Balance, April 30, 2010	2,250	-
Extensions and discoveries	-	-
Acquisition of producing reserves	-	13,611
Sale of producing reserves	(2,186)	-
Revisions of estimates	-	-
Production	(64)	(291)
Balance, April 30, 2011	-	13,320
Production	-	(751)
Revisions of estimates	0	110
Balance, April 30, 2012	-	12,679

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2012. Our management has determined that, as of April 30, 2012, the Company’s disclosure controls and procedures are effective.

Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Clinton W. Coldren	56	Chairman, Chief Executive Officer	December 15, 2010

Alan G. Massara	58	President, Chief Financial Officer	December 15, 2010

Michael D. Pruitt	51	Executive Vice President and Director	December 29, 2009

Larry D. Hall	69	Director	November 9, 2011

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

Michael D. Pruitt - Director - Mr. Pruitt is a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team. Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments. The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company’s ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company. In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992. From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million. The firm was sold in 1996 to Priority Freight Systems. Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold. He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX. Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business. Mr. Pruitt is currently a director and Chief Executive Officer of Chanticleer Holdings, Inc. and Efftec International, Inc.

Larry D. Hall - Director – Mr. Hall previously served as Chairman/CEO and COO of KN Energy, Inc. a diversified and integrated natural gas company. Under his leadership KN Energy, Inc. grew from approximately $450 Million in assets to over $9 Billion in assets through growth in the business and strategic acquisitions of companies and assets. Mr. Hall obtained a Bachelor of Arts in Business and a Juris Doctor degree, with honors, from the University of Nebraska. During his time at KN Energy he also represented the company before the Federal Energy Regulatory Commission and state regulatory agencies in the states of Colorado, Wyoming, Kansas, Nebraska, Oklahoma and Texas. Mr. Hall was Vice Chairman of, and on the Board of Directors of, the Interstate Natural Gas Association of America and also served as Director of the Colorado Association Commerce and Industry, Mountain States Employers’ Council, Inc. and the Public Education and Business Coalition

Audit Committee

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

Annual Compensation

			Option	Stock
Name and Principal Position	Year	Salary	Awards	Awards	Total

Clinton W. Coldren (CEO since	2012	$107,500	$-	$-	$107,500
December 15, 2010) (a)	2011	$-	$-	$-	$-

Ross E. Silvey (CEO from	2012	$-	$-	$-	$-
June 2008 until December 2010)	2011	$-	$-	$12,129	$12,129

Alan G. Massara (CFO since	2012	$101,250	$-	$-	$101,250
December 15, 2010) (a)	2011	$-	$-	$-	$-

(a)	Salaries in 2012 were accrued and unpaid at April 30, 2012.

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

Mr. Silvey was granted 160,000 shares of our restricted common stock valued at $145,600 in exchange for his services for the period July 1, 2008 through June 30, 2010. The $145,600 value was included as compensation when earned by Mr. Silvey with $60,667 recorded in the fiscal year ended April 30, 2009, $72,804 recorded in the fiscal year ended April 30, 2010 and the balance of $12,129 recorded in the fiscal year ended April 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

The Executive Team, consisting of Mr. Coldren and Mr. Massara, had the option to allocate the warrants as they deem appropriate. The warrants have been allocated equally between the two.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexpired	Unexpired	Exercise	Option
	Options (#)	Options (#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Clinton W. Coldren	5,000,000	-	$0.025	(a)
	-	5,000,000	$0.040	(b)
	-	5,000,000	$0.055	(b)

Alan G. Massara	5,000,000	-	$0.025	(a)
	-	5,000,000	$0.040	(b)
	-	5,000,000	$0.055	(b)

(a)	The first warrant expires one year after the Executive Team begins collecting salaries from the Company.
(b)	The second two options vest upon execution of the $0.025 warrant and expire five years from that date.

EMPLOYMENT AGREEMENTS

The new Executive Team agreed to defer any salary during the initial six months of their employment. Effective June 15, 2011, the Board of Directors approved compensation to begin accruing at a rate of $10,000 per month for each of the two listed executive officers. Beginning effective November 1, 2011, the compensation rate for Mr. Coldren increased to $20,833 per month and for Mr. Massara increased to $18,750 per month. Both agreed to discontinue accruing their salary effective January 31, 2012 until conditions improve. All salary remains unpaid.

Appropriate employment agreements will be developed within six months of completion of a major acquisition. The Company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

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

Item 13:	Certain Relationships and Related Transactions and director independence

At April 30, 2012 and 2011, the Company owes its CEO and CFO the following amounts for expense reimbursements.

	2012	2011

Chief executive officer	$-	$50,769
Chief financial officer	18,698	3,418
	$18,698	$54,187

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

Accrued expenses include the following:

	2012	2011

Accrued compensation due officers	$208,750	$-
Accrued interest due CEO	11,583	-
Amount due related parties	220,333	-
Other accrued expenses	994	-
Accrued interest - other	2,029	483
Asset retirement obligation	416	376
	$223,772	$859

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible, at the holder’s option, into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date.

Warrants

On December 15, 2010, the Board of Directors granted Warrants to its new Executive Team as described in Note 6 below.

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards of directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Larry D. Hall is an “independent director” as defined under the rules of The Nasdaq Stock Market as of April 30, 2012.

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

part iv

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:

		●	Report of Independent Registered Public Accountant
		●	Consolidated Balance Sheets at April 30, 2012 and 2011
		●	Consolidated Statements of Operations – For the years ended April 30, 2012 and 2011 and from inception (August 18, 2006) through April 30, 2012
		●	Consolidated Statements of Stockholders’ Deficit - From inception (August 18, 2006) through April 30, 2012
		●	Consolidated Statements of Cash Flows – For the years ended April 30, 2012 and 2011 and from inception (August 18, 2006) through April 30, 2012
		●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1	Articles of Incorporation (Amendment dated April 27, 2009) **
3.2	By-Laws **
4.1	Form of Specimen of common stock *
4.2	Form of Warrant *
10.1	Stock Purchase Agreement dated July 24, 2008 (incorporated by reference to Form 8-K filed August 1, 2008)
10.2	North American Energy Resources, Inc. 2008 Stock Option Plan (incorporated by reference to Form S-8 filed September 11, 2008)
10.3	Assignment and Bill of Sale for purchase of Teas County, Oklahoma gas well **
10.4	Warrant Agreement dated December 10, 2010 **
10.5.1	Warrant Agreement NAEY001A with Clinton Coldren dated December 14, 2010 **
10.5.2	Warrant Agreement NAEY002A with Clinton Coldren dated December 14, 2010 **
10.5.3	Warrant Agreement NAEY003A with Clinton Coldren dated December 14, 2010 **
10.6.1	Warrant Agreement NAEY001B with Alan Massara dated December 14, 2010 **
10.6.2	Warrant Agreement NAEY002B with Alan Massara dated December 14, 2010 **
10.6.3	Warrant Agreement NAEY003B with Alan Massara dated December 14, 2010 **
10.7	Warrant Agreement NAEY 004 with Larry Hall dated November 10, 2011 **
23.1	Consent of Christopher Energy, LLC **
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.1	Christopher Energy, LLC reserve estimate effective May 1, 2011 **

*	Incorporated by reference to Form SB-2 filed March 14, 2007
**	attached herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

May 13, 2013	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

May 13, 2013	/s/ Alan G. Massara
Alan G. Massara, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 13, 2013	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

May 13, 2013	/s/ Alan G. Massara
Alan G. Massara, President and CFO

May 13, 2013	/s/ Michael D. Pruitt
Michael D. Pruitt, Director

May 13, 2013	/s/ Larry D. Hall
Larry D. Hall, Director

