Form 10-K/A
period 2012-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2013-05-21
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended April 30, 2012 on July 23, 2012 (the “original Report”) and filed our first amended Annual Report on Form 10-K/A on July 27, 2012 solely to include XBRL disclosure. We filed Amendment No. 2 on Form 10-K/A-2 on May 15, 2013 and we are filing this Amendment No. 3 on Form 10-K/A-3 (“this Amendment”) to make the following change:

●	Update certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 and update Exhibits 23.1 and 99.1 all of which are attached herewith.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in connection with the staff’s review of the Original Report and Amendment No. 2. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report or in Amendment No. 2 other than as noted in the previous paragraph. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

part iv

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:

		●	Report of Independent Registered Public Accountant
		●	Consolidated Balance Sheets at April 30, 2012 and 2011
		●	Consolidated Statements of Operations – For the years ended April 30, 2012 and 2011 and from inception (August 18, 2006) through April 30, 2012
		●	Consolidated Statements of Stockholders’ Deficit - From inception (August 18, 2006) through April 30, 2012
		●	Consolidated Statements of Cash Flows – For the years ended April 30, 2012 and 2011 and from inception (August 18, 2006) through April 30, 2012
		●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1	Articles of Incorporation (Amendment dated April 27, 2009)#
3.2	By-Laws#
4.1	Form of Specimen of common stock*
4.2	Form of Warrant*
10.1	Stock Purchase Agreement dated July 24, 2008 (incorporated by reference to Form 8-K filed August 1, 2008)
10.2	North American Energy Resources, Inc. 2008 Stock Option Plan (incorporated by reference to Form S-8 filed September 11, 2008)
10.3	Assignment and Bill of Sale for purchase of Teas County, Oklahoma gas well#
10.4	Warrant Agreement dated December 10, 2010#
10.5.1	Warrant Agreement NAEY001A with Clinton Coldren dated December 14, 2010#
10.5.2	Warrant Agreement NAEY002A with Clinton Coldren dated December 14, 2010#
10.5.3	Warrant Agreement NAEY003A with Clinton Coldren dated December 14, 2010#
10.6.1	Warrant Agreement NAEY001B with Alan Massara dated December 14, 2010#
10.6.2	Warrant Agreement NAEY002B with Alan Massara dated December 14, 2010#
10.6.3	Warrant Agreement NAEY003B with Alan Massara dated December 14, 2010#
10.7	Warrant Agreement NAEY 004 with Larry Hall dated November 10, 2011#
23.1	Consent of Christopher Energy, LLC**
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934**
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350**
99.1	Christopher Energy, LLC reserve estimate effective May 1, 2011**

*	Incorporated by reference to Form SB-2 filed March 14, 2007
**	attached herewith
#	Incorporated by reference to Form 10-K/A (Amendment No. 2) filed May 15, 2013

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

May 21, 2013	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

May 21, 2013	/s/ Alan G. Massara
Alan G. Massara, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 21, 2013	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

May 21, 2013	/s/ Alan G. Massara
Alan G. Massara, President and CFO

May 21, 2013	/s/ Michael D. Pruitt
Michael D. Pruitt, Director

May 21, 2013	/s/ Larry D. Hall
Larry D. Hall, Director

