Form 10-K
period 2013-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2013-07-26
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained here-in, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one)

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the shares of our common stock, par value $0.001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $278,435.

As of July 10, 2013, the registrant had outstanding 21,554,945 shares of its common stock, par value of $0.001.

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

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year beginning May 1, 2013. We have been in the development stage since our inception, August 18, 2006, have accumulated a net loss of $3,690,755 through April 30, 2013, and incurred a loss of $62,288 for the year then ended.

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

The Company’s oil and gas business is primarily involved in the development and production of oil and gas. As of April 30, 2013, we have 160 acres under lease in Texas County, Oklahoma which includes 1 producing gas well. The Company’s current focus is to identify, evaluate, and obtain financing to potentially acquire producing oil and gas properties with development potential.

Proved Reserves and Estimated Future Net Revenue

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of April 30, 2013. These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 8 to our consolidated financial statements included herein. At April 30, 2013, 100% of the proved reserves are shown and have been classified as proved developed producing (“PDP”). There are no proved developed non-producing (“PDNP”) reserves. There are no proved undeveloped (“PUD”) reserves.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	—	—	—
Gas (MCF)	8,610	8,610	—
BOE (1)	1,435	1,435	—
Pre-tax future net revenue (2)	$3,250	$3,250	$—
Pre-tax 10% present value (2)	2,120	2,120	—
Standardized measure of discounted future net cash flows (2)(3)	$2,120	$2,120	$—

(1)	Gas reserves are converted to barrels of oil equivalent (“BOE”) at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

(2)	Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

(3)	See Note 8 to the consolidated financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority or agency except for our Form 10-K for the years ended April 30, 2012, 2011, and 2010.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to April 30, 2013. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

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

Internal Controls Over Reserve Estimates. Our reserve estimates were prepared by Pinnacle Energy Services, LLC, an independent petroleum consulting firm who was engaged to prepare our reserves as of May 1, 2013. The 2013 reserve estimate was prepared by, and overseen by Richard J. Morrow a Registered Professional Engineer in the states of Oklahoma and Wyoming of Pinnacle Energy Services, LLC, an independent third party engineering firm. It was reviewed by the Company’s President. Mr. Morrow has a petroleum engineering degree, and over 35 years of experience in the energy industry. In addition to his current position as consulting petroleum engineer, Mr. Morrow has held numerous reservoir engineering positions with major and large independent oil companies. We previously updated our reserves at May 1, 2012 using the new pricing guidelines required by the SEC and the same decline curve utilized by the independent petroleum consulting firm at May 1, 2011. Our President, with over 13 years’ experience as a petroleum engineer, oversaw the preparation of our 2012 reserve estimate.

Production

We acquired an interest in a non-operated gas well in Texas County, Oklahoma on November 1, 2010 and it represents our current production.

Project Summary

The Company acquired an interest in a non-operated gas well and continues to evaluate other investment opportunities.

Acreage

The following table summarizes gross and net developed acreage at April 30, 2013, 2012 and 2011.

	Developed Acreage
	Gross	Net
Texas County, Oklahoma	160	12

Production History

The following table presents the historical information about our natural gas and oil production volumes.

	Year ended April 30,
	2013	2012	2011
Oil production (BBLs)	-	-	6 4
Gas production (MCF)	671	7 51	291
Total production (BOE)	112	1 25	112
Daily production (BOE/d)	0.31	0 .34	0.31
Average sales price:
Oil (per BBL)	$-	$-	$63.52
Gas (per MCF)	$ 2 .16	$2.79	$2.87
Total (per BOE)	$12.96	$16.74	$43.56
Average production cost (per BOE)	$ 9 .60	$8.57	$78.62
Average production taxes (per BOE)	$ 0 .93	$1.21	$3.12

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

Productive wells

The following table presents our ownership at April 30, 2013, 2012 and 2011, in oil and natural gas wells (a net well is our percentage ownership of a gross well).

		Oil wells		Gas wells		Total wells
Year		Gross	Net	Gross	Net	Gross	Net

2013	Oklahoma	-	-	1 ..0	0 ..1	1 ..0	0 ..1
2012	Oklahoma	-	-	1 .0	0 ..1	1 .0	0 .1
2011	Oklahoma	-	-	1 .0	0 .1	1 .0	0 .1

Drilling Activities

We did not participate in any drilling activities during 2013 or 2012.

Cost information

We conduct our oil and natural gas activities entirely in the United States and to date only in Oklahoma. We incurred no costs for property acquisition, exploration and development activities during the years ended April 30, 2013 and 2012.

Reserve Quantity Information

Our estimates of proved reserves and valuation were prepared by an independent petroleum consultant, Pinnacle Energy Services, LLC in 2013. Those estimates were updated internally in 2012 by updating the oil and gas prices and using the decline curve established in the 2011 estimate. The estimates of proved reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Our oil and natural gas reserves are attributed solely to properties within the United States. A summary of the changes in quantities of proved developed oil and natural gas reserves is shown below.

Natural Gas
(MCF)
Balance, April 30, 2011	13,320
Production	(751)
Revisions of estimates	110
Balance, April 30, 2012	12,679
Production	(671)
Revisions of estimates	(3,398)
Balance, April 30, 2013	8 ,610

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

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2013	2012
Future cash flows	$19,630	$35,375
Future production costs	(16,380)	(26,354)
Future income taxes	-	-
Future net cash flows	3,250	9,021
10% annual discount for estimated timing of cash flows	(1,130)	(4,350)
Standardized Measure of Discounted Cash Flows	$2,120	$ 4 ,671

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2013	2012
Beginning of year	$4,671	$5,690
Sales of oil and gas produced, net of production costs	(315)	(991)
Net changes in price and production costs	(2,047)	(28)
Revision of previous quantity estimates	(189)	-
End of year	$2,120	$4,671

Management’s Business Strategy Related to Properties

Our goal is to focus on acquiring oil properties with existing production and upside drilling and re-development potential.

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

IMPAIRMENTS

The Company did not record an impairment of its properties in fiscal 2013 or 2012.

OTHER

The Company’s corporate office is maintained at 1535 Soniat St., New Orleans, LA 70115 on a month-to-month basis at a cost of approximately $250 per month.

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCQB for the two years ended April 30, 2013 and 2012. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period (Quarter ended)	High	Low

2013
April 30, 2013	$0.060	$0.028
January 31, 2013	$0.040	$0.015
October 31, 2012	$0.025	$0.002
July 31, 2012	$0.022	$0.004

2012
April 30, 2012	$0.10	$0.04
January 31, 2012	$0.20	$0.04
October 31, 2011	$0.10	$0.03
July 31, 2011	$0.08	$0.04

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

a)	as necessary or appropriate to carry out these requirements; or

b)	as reasonably designed to prevent fraudulent, deceptive, or manipulative acts and practices with respect to penny stocks.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of our common stock during the quarter ended April 30, 2013.

(b)	HOLDERS

There are 39 shareholders of record of the Company’s common stock at April 30, 2013.

(c)	DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of April 30, 2013, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders: 2008 Plan	-		1,242,333
	-		1,242,333

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserves 2,500,000 shares for Awards under the Plan. The Company’s Board of Directors is designated to administer the Plan and may designate a Compensation Committee for this purpose. There are no options outstanding at April 30, 2013 and 2012. The Plan terminates July 23, 2013.

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

Information regarding our gas sales during 2013 and 2012 follows:

	2013	2012
Gas sales	$1,451	$2,094
Net volume, MCF	671	751
Average price per MCF	$2.16	$2.79

Costs and expenses consisted of the following for the years ended April 30, 2013 and 2012.

	2013	2012
Oil and natural gas production taxes	$105	$151
Oil and natural gas production expenses	1,075	993
Depreciation and amortization	108	130
General and administrative expenses, net of operator’s overhead fees	36,624	652,759
	$37,912	$ 6 54,033

Production taxes are a percentage of revenue and vary directly with revenue. Production expenses have remained approximately the same in 2013 and 2012.

General and administrative expenses are summarized as follows for the two years ended April 30, 2013 and 2012.

	2013	2012
Accounting and auditing	$19,485	$20,345
Legal and professional	(406)	287,484
Rent	4,440	6 4,229
Office and other expenses	3,380	2 5,673
Travel expenses	2,618	4 3,885
Shareholder communications	7,107	2,393
Officer compensation	-	$208,750
	$36,624	652,759

Accounting and auditing expense declined 4% in 2012 primarily due to a reduction in acquisition. Legal and professional fees decreased in 2013 from the amount in 2012 primarily due to the elimination of costs associated with due diligence incurred for a possible acquisition. The Company moved into less expensive space in the fourth quarter of 2012 and has a monthly cost of approximately $250 after May 2012. Travel expenses and office and other expenses decreased in 2013 primarily due to the decreased activity associated with reviewing acquisition candidates. Officer compensation began accruing on June 15, 2011 after the 6 month anniversary of the officers hire dates. The officers both agreed to discontinue their compensation accrual until conditions improve effective January 31, 2012.

Other income (expense) consisted of the following for the years ended April 30, 2012 and 2011.

	2013	2012
Other income	$11,667	$9,619
Interest expense - officers and stockholders	(37,494)	(13,129)
	$(25,827)	$(3,510)

The Company incurred interest expense in 2013 and 2012 with officers and shareholders. A new note in the amount of $38,678 was added in January 2011. The CEO established a $500,000 line of credit with the Company in November 2011, which has a balance of $464,992 at April 30, 2013 and $392,810 at April 30, 2012. The increase in interest expense is due to the increase in the weighted average balance of notes payable from 2012 to 2013.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At April 30, 2013, we had $482 in cash, $244 in accounts receivable and a working capital deficit of $833,071. Comparatively, we had cash of $316 and a working capital deficit of $770,891 at April 30, 2012.

We entered into an Asset Purchase Agreement which expired in December 2011. The majority of our increased administrative cost during 2012 was a result of due diligence costs and preliminary financing costs associated with the attempted purchase. In 2013 we continued to seek and evaluate other potential acquisitions internally.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require new external financing in some form of debt and equity financing.

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At April 30, 2013, our CEO has loaned $464,992 for this purpose. If a potential acquisition is identified additional capital may be required to be raised from as yet unidentified external sources in the form of equity or debt.

Known trends and uncertainties

The Company is in a very competitive business. The economy has been very uncertain over the past several years and may make it very difficult to raise the capital required to complete any asset purchase agreement.

Expected changes in the mix and relative cost of capital resources

The Company is now seeking another acquisition candidate. If identified, the initial phase for the Company will be due diligence and raising the purchase price for the acquisition. In order to take advantage of any undeveloped properties, the Company may require additional financing beyond the initial acquisition to continue development plans. The actual amounts required and the timing of the requirements has not been determined.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $73,575 for 2013 and cash used in operating activities was $357,721 for the comparable 2012 period. In 2013, losses arose primarily from the interest accrued on officer and stockholder debt and the minimal administrative expenses required to maintain current filings with the SEC. In 2012, losses incurred arose primarily from due diligence costs and the initial cost of raising funds for the planned acquisition which expired in December 2011.

CASH USED IN INVESTING ACTIVITIES

We had no capital in the 2013 or 2012 periods.

CASH FROM FINANCING ACTIVITIES

During 2013 and 2012, we received $72,182 and $392,810 in proceeds from the loan with our CEO, respectively.

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

Our proved reserve information included in this Annual Report is based on estimates prepared by an independent petroleum consultant, Pinnacle Energy Services, LLC. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We will make changes to depletion rates and impairment calculations in the same period that changes in reserve estimates are made.

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

The consolidated financial statements of North American Energy Resources, Inc. and Subsidiary together with the report thereon of Paritz & Company, P.A. for the years ended April 30, 2013 and 2012 and the period from inception (August 18, 2006) through April 30, 2013, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Energy Resources, Inc. and Subsidiary

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of North American Energy Resources, Inc. and Subsidiary (A Development Stage Company) as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2013 and 2012 and from inception (August 18, 2006) through April 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Energy Resources, Inc. and subsidiary (A Development Stage Company) as of April 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (August 18, 2006) to April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming the company will continue as a going concern. As discussed in note 1, as of April 30, 2013, the Company’s current liabilities exceed its current assets by $833,071 and its total liabilities exceed its total assets by $831,003. The company has also incurred net losses since its inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. Managements’ plans concerning these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.
Paritz & Company, P.A.
Hackensack, New Jersey
July 3, 2013

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

April 30, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$482	$316
Accounts receivable	244	367
Total current assets	726	683
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment using full cost accounting	2,358	2,358
	2,358	2,358
Accumulated depreciation and amortization	(290)	(182)
Total properties and equipment	2,068	2,176
Total assets	$2,794	$2,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable
Trade	$49,554	$97,616
Related parties	20,257	18,698
Accrued expenses	260,316	223,772
Convertible notes payable due officer	464,992	392,810
Convertible notes payable	38,678	38,678
Total current liabilities	833,797	771,574

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at April 30, 2013 and 2012	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,690,755)	(3,628,467)
Total stockholders’ deficit	(831,003)	(768,715)
Total liabilities and stockholders’ deficit	$2,794	$2,859

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended April 30, 2013 and April 30, 2012 and the period from inception (August 18, 2006) through April 30, 2013

			Inception
			(August 18, 2006)
			through
			April 30,
	2013	2012	2013
Oil and natural gas sales	$1,451	$2,094	$47,439
Pipeline fees	-	-	2,450
Total revenues	1,451	2,094	49,889
Costs and expenses
Oil and natural gas production taxes	105	151	3,415
Oil and natural gas production expenses	1,075	993	109,185
Depreciation and amortization	108	130	16,354
Non-cash compensation	-	-	1,414,291
Asset impairment	-	-	910,714
General and administrative expense, net of operator’s overhead fees	36,624	652,759	1,170,083
	37,912	654,033	3,624,042
Loss from operations	(36,461)	(651,939)	(3,574,153)
Other income (expense):
Other income	11,667	9,619	21,606
Interest income - stockholder	-	-	900
Interest expense - officer and stockholders	(37,494)	(13,129)	(139,108)
Total other income (expense)	(25,827)	(3,510)	(116,602)
Net loss	$(62,288)	$(655,449)	$(3,690,755)

Net loss per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

.NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the period from inception (August 18, 2006) through April 30, 2013

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

For the period from inception (August 18, 2006) through April 30, 2013

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through April 30, 2013

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities	-	-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2013		21,554,945	$21,555	$2,838,197	$-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through April 30, 2013

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(655,449)	(655,449)
BALANCE April 30, 2012	-	-	(3,628,467)	(768,715)
Net loss	-	-	(62,288)	(62,288)
BALANCE April 30, 2013	$-	$-	$(3,690,755)	$(831,003)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended April 30, 2013 and April 30, 2012 and the period from inception (August 18, 2006) through April 30, 2013

			Inception
			(August 18, 2006)
			through
			April 30,
	2013	2012	2013
Operating activities
Net loss	$(62,288)	$(655,449)	$(3,690,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	130	16,354
Non-cash compensation	-	-	1,414,291
Asset impairment	-	-	910,714
Bad debt expense	-	-	104,243
Changes in operating assets and liabilities:
Accounts receivable	123	(367)	(96,301)
Accrued interest income - stockholder	-	-	(900)
Prepaid expenses and other assets	-	8,664	12,232
Accounts payable	(48,062)	66,756	317,441
Accrued expenses	36,544	222,913	346,431
Oil and gas proceeds due others	-	(368)	-
Advances from joint interest owners	-	-	(9,643)
Net cash used in operating activities	(73,575)	(357,721)	(675,893)

Investing activities
Payments for oil and natural gas properties	-	-	(166,311)
Cash received in excess of cash paid to acquire North merican Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and natural gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	-	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Loans from officers and shareholders	72,182	392,810	595,842
Related party advances for working capital	1,559	(35,489)	2,264
Cash contributions from shareholders	-	-	50,000
Sale of common stock	-	-	26,000
Net cash provided by financing activities	73,741	357,321	722,856
Net increase (decrease) in cash	166	(400)	482
Cash, beginning of period	316	716	-
Cash, end of period	$482	$316	$482

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows, Continued

For the years ended April 30, 2013 and April 30, 2012 and the period from inception (August 18, 2006) through April 30, 2013

			Inception
			(August 18, 2006)
			through
			April 30,
	2013	2012	2013

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000
Common stock issued for convertible note payable and accrued interest	-	-	591,778
Exchange of joint interest receivable for oil and natural gas properties	-	-	53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for consulting agreements	-	-	911,100
Unevaluated oil and gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable to related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Accounts payable converted to convertible note payable	-	-	38,678

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

On July 28, 2008, the Company acquired 100% of the outstanding stock of NAE for 420,000 shares of its common stock pursuant to a Stock Purchase Agreement (“SPA”). Completion of the SPA resulted in the shareholders of NAE having control of NAEY. Accordingly, the transaction was recorded for accounting purposes as the acquisition of NAE by NAEY with NAE as the acquirer (reverse acquisition). The financial statements of the Company prior to July 28, 2008 are those of NAE. Formerly NAEY used a November 30 year-end. The Company will utilize the April 30 year-end of NAE after April 30, 2008.

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

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

Going concern

The accompanying financial statements are prepared assuming the company will continue as a going concern. As of April 30, 2013, the Company’s current liabilities exceed its current assets by $833,071 and its total liabilities exceed its total assets by $831,003. The company has also incurred net losses since its inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had no capitalized costs related to unevaluated properties at April 30, 2013 and 2012. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. All capitalized costs were included in the amortization base as of April 30, 2013 and 2012.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted. In calculating future net revenues, revenues are based on the arithmetic average of beginning of month prices for both years. Costs in effect at the time of the calculation for both years are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by an independent engineer for 2013. Due to the cost of obtaining a new reserve estimate for 2012 and the relative insignificance of the Company’s reserves, the Company updated the 2011 report for use in 2012. The Company obtained a new third party reserve report for 2013. The Company has not recorded an impairment in 2013 or 2012.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At April 30, 2013 and 2012, there were no natural gas imbalances.

Credit and market risk

The Company sells oil and natural gas to one customer and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Joint interest and oil and natural gas sales receivables related to these operations are generally unsecured. The Company provides an allowance for doubtful accounts for certain joint interest owners’ receivable balances when the Company believes the recoverable balance may not be collected. The Company has the right of offset of the joint interest owners’ share of oil and natural gas production against amounts owed by the joint interest owners. Accounts receivable are presented net of the related allowance for doubtful accounts. At April 30, 2013 and 2012, the Company’s accounts receivable balance was solely for its share of gas production.

In 2013 and 2012, the Company did not have cash deposits in its bank that exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of its banks and has experienced no losses on these accounts.

Oil and natural gas reserve estimates

The Company engaged an independent consultant to prepare its oil and natural gas reserves in 2013. Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. Consistent with SEC requirements, we have based our revenue projections on the arithmetic average of beginning of the month historical prices in 2013 and 2012. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates.

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

At April 30, 2013 and 2012, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At April 30, 2013 and 2012, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

The North American Energy Resources, Inc. 2008 Stock Option plan was filed on September 11, 2008 and terminates July 23, 2013.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At April 30, 2013 and 2012 the Company has estimated that its share of the cost of plugging and abandoning its producing properties was $460 and $416, respectively.

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

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 15, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2:	ACCOUNTS AND NOTE RECEIVABLE

Accounts receivable at April 30, 2013 and 2012 include the following:

	2013	2012

Natural gas sales, net	$244	$367
Note receivable	5,000	5,000
Allowance for doubtful accounts	(5,000)	(5,000)
	$244	$367

The Company received a note for $5,000 when it sold its oil properties and gas leases in Washington County, Oklahoma in the fall of 2010. The Company determined uncertainty about the collectability of the note existed and fully reserved the note balance at April 30, 2011.

NOTE 3:	RELATED PARTY TRANSACTIONS

At April 30, 2013 and 2012, the Company owes its CFO the following amounts for expense reimbursements.

	2013	2012

Chief financial officer	20,257	18,698
	$20,257	$18,698

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

Accrued expenses include the following:

	2013	2012

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	47,534	11,583
Amount due related parties	256,284	220,333
Other accrued expenses	-	994
Accrued interest - other	3,572	2,029
Asset retirement obligation	460	416
	$260,316	$223,772

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible, at the option of the Holder, into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The due date of the Note has been extended until October 31, 2013.

Warrants

On December 15, 2010, the Board of Directors granted Warrants to its new Executive Team as described in Note 5 below.

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

NOTE 4:	CONVERTIBLE NOTES PAYABLE

Convertible notes payable at April 30, 2013 and 2012 consists of one convertible note in the amount of $38,678 with interest accruing at 4% per annum which is due October 31, 2013. The note is convertible into the Company’s common stock at the rate of $0.10 per share. The note consists of accounts payable to a consultant that was converted into the convertible note.

NOTE 5:	STOCKHOLDER’S EQUITY

PREFERRED STOCK

The Company has 100,000,000 shares of $0.001 par value preferred stock authorized and no shares issued or outstanding at April 30, 2013 and 2012.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At April 30, 2013 and 2012 the Company had 21,554,945 shares issued and outstanding.

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

At April 30, 2013 and 2012, there are 1,242,333 shares available for grant. There was no activity in options during 2013 or 2012.

NOTE 6:	INCOME TAXES

The Company has not provided a deferred tax benefit or expense for the years ended April 30, 2013 and 2012, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2013	2012

“Normally expected” income tax benefit	$(21,200)	$(222,900)
State income taxes net of federal income tax benefit	(2,500)	(26,200)
Other	100	500
Valuation allowance	23,600	248,600
Total	$-	$-

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

	2013	2012

Net operating loss carryforward	$1,096,400	$1,087,000
Accrued compensation and accrued interest	98,500	84,300
Depreciable/depletable property, plant and equipment	47,700	47,700
Bad debts	1,900	1,900
Valuation allowance	(1,244,500)	(1,220,900)
Total	$-	$-

At April 30, 2013, the Company has net operating loss carryforwards in the amount of approximately $3,296,000, which expire between 2027 and 2033.

NOTE 7:	SUBSEQUENT EVENT

The Company has evaluated events occurring after the date of these financial statements through July 10, 2013, the date that these financial statements were issued. There were no material subsequent events as of that date which would require disclosure in or adjustments to these financial statements.

NOTE 8:	SUPPLEMENTARY OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The Company has an interest in a gas well in Texas County, Oklahoma at April 30, 2013 and 2012.

The Company engaged an independent consultant to prepare its year-end estimates of future net recoverable oil and natural gas reserves at May 1, 2011. Due to the cost involved and the relative limited value of the reserves, the Company incorporated the assumptions used by the independent consultant in 2011 and prepared its own estimate as of May 1, 2012. The Company engaged Pinnacle Energy Services, LLC to prepare its estimate of future net recoverable natural gas reserves as of May 1, 2013. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable using the beginning of month average prices and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves would include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at April 30, 2013 and 2012 are summarized as follows:

	2013	2012

Proved oil and natural gas properties under full cost	$2,358	$2,358
Accumulated depreciation and amortization	(290)	(182)
	$2,068	$2,176

The Company incurred no costs in oil and natural gas producing activities for the years ended April 30, 2013 and 2012.

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

Gas (MCF)

Balance, April 30, 2011	13,320
Production	(751)
Revisions of estimates	110
Balance, April 30, 2012	12,679
Production	(671)
Revisions of estimates	(3,398)
Balance, April 30, 2013	8,610

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at April 30, 2013 and 2012 are summarized as follows:

	2013	2012

Future cash inflows	$19,630	$35,375
Future production costs	(16,380)	(26,354)
Future income tax expenses	-	-
Future net cash flows	3,250	9,021
10% annual discount for estimated timing of cash flows	(1,130)	(4,350)
Standardized measure of discounted future net cash flows	$2,120	$4,671

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended April 30, 2013 and 2012:

	2013	2012

Standardized measure of discounted future net cash flows at beginning of period	$4,671	$5,690
Changes during the period:
Sales of natural gas produced, net of production costs	(315)	(991)
Revisions of previous quantity estimates	(189)	-
Net changes in prices and production costs	(2,047)	(28)
Net change	(2,551)	(1,019)
Standardized measure of discounted future net cash flows at end of period	$2,120	$4,671

Prices used in computing these calculations of future production of proved reserves were $2.28 and $2.79 per thousand cubic feet (MCF) of natural gas at April 30, 2013 and 2012, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2013. Our management has determined that, as of April 30, 2013, the Company’s disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of April 30, 2013.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended April 30, 2013.

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

			DATE FIRST
NAME	AGE	POSITION	ELECTED/APPOINTED

Clinton W. Coldren	57	Chairman,	December 15, 2010
		Chief Executive Officer

Alan G. Massara	59	President,	December 15, 2010
		Chief Financial Officer

Michael D. Pruitt	52	Director	December 29, 2009

Larry D. Hall	70	Director	November 9, 2011

Clinton W. Coldren - Chairman and Chief Executive Officer - Mr. Coldren, brings 34+ years of oil and gas management, financial and operational experience to the Company. For most of these years he focused on domestic operating basins, specifically the Louisiana and Texas Gulf coast. He has held management positions with Gulf Oil/Chevron and CNG Producing. Mr. Coldren has had great success as a company builder - he founded Cenergy Corporation, an oil and gas consulting company, and was a founding member of Energy Partners, Ltd., which became a publicly traded company focused on the shallow-water region of the Gulf of Mexico. At Energy Partners, he held several senior positions, including Executive Vice President and Chief Operating Officer. Mr. Coldren then founded Coldren Oil & Gas Company LP, where he was Director, President and CEO for this Gulf of Mexico oil and gas company. Most recently he did a start-up, Bayou Bend Petroleum, a publicly traded exploration company where he was Director, President and CEO. These were all successful companies completing major acquisitions and transactions up to $500 Million in the Gulf region. In 1977 Mr. Coldren graduated from Lehigh University with a degree in Mechanical Engineering. He later received his MBA from the University of Pittsburgh in 1992.

Alan G. Massara - President, Chief Financial Officer and Director - Mr. Massara, has over 36 years of experience primarily in energy and investment banking. Alan has raised over $2.5 Billion in privately placed debt and equity and he has provided M&A, lending and advisory services to over 2 dozen companies ranging in size from $1 Million to over $1 Billion. Mr. Massara’s energy career began as a petroleum engineer in the Gulf of Mexico with Gulf Oil Corp. This initial exposure included reservoir engineering, drilling, workovers, platform and equipment design and strategic planning. Moving to the corporate headquarters of Texaco Inc. he managed many overseas exploration and production ventures. This included negotiating one of the first concessions with the Peoples Republic of China, and managing operations in Spain, the Netherlands, Egypt and Indonesia. During his oversight of Texaco’s Australian subsidiary its earnings grew from a loss to over $100 Million profit. Moving to Wall Street he became a VP in Citicorp’s Global Mergers and Acquisitions Group providing advisory services throughout the upstream energy and utility industries. Subsequently as an SVP for ING Barings, he expanded the energy group from mezzanine lending to merchant banking. Most recently he was CEO of Four Springs Energy LLC., and President of Natural Resources Advisors, Inc. In 1975 Mr. Massara graduated from Lehigh University with a degree in Civil Engineering. He later received his MBA in Finance and Strategic Planning from the Wharton Business School in 1979.

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

Annual Compensation

			Option	Stock
Name and Principal Position	Year	Salary	Awards	Awards	Total
Clinton W. Coldren (CEO since	2013	$-	$-	$-	$-
December 15, 2010) (a)	2012	$ 1 07,500	$-	$-	$ 1 07,500
Alan G. Massara (CFO since	2013	$-	$-	$-	$-
December 15, 2010) (a)	2012	$ 1 01,250	$-	$-	$ 1 01,250

(a)	Salaries in 2012 were accrued and unpaid at April 30, 2012 and remain unpaid.

Narrative disclosure to summary compensation table

Required columns for bonus, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero. Compensation levels and amounts are determined by the Board of Directors based on amounts paid to executives in similar sized companies with similar responsibilities.

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

b.	Compensation of directors

		Fees
		earned or	Stock	Option	All other
		paid in	Awards	Awards	compensation
Name and Principal Position	Year	cash ($)	($)	($)	($)	Total
Clinton W. Coldren	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-
Alan G. Massara	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-
Michael D. Pruitt	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-
Larry D. Hall	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-

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

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of April 30, 2013, there were 21,554,945 shares of the Company’s common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of April 30, 2013.

	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class
Common	Clinton W. Coldren (1) 1535 Soniat St New Orleans, LA 70115	15,000,000	41.0%
Common	Alan G. Massara (1) 1535 Soniat St. New Orleans, LA 70115	15,000,000	41.0%
Common	Michael D. Pruitt (2) 11220 Elm Lane, Ste 203 Charlotte, NC 28277	2,992,577	13.9%
Common	Larry D. Hall (3) 1535 Soniat St. New Orleans, LA 70115	500,000	2.3%
Common	All officers and directors as a group (3 persons)	33,492,577	64.3%

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

(3) Mr. Hall has a warrant to acquire 500,000 shares of the Company’s common stock.

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

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for Awards under the Plan. The Company’s Compensation Committee is designated to administer the Plan at the direction of the Board of Directors. No options were granted during the two years ended April 30, 2013 and 2012. The Plan terminates July 23, 2013.

Item 13:	Certain Relationships and Related Transactions and director independence

At April 30, 2013 and 2012, the Company owes its CFO $20,257 and $18,698, respectively, for expense reimbursements.

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

Accrued expenses include the following:

	2013	2012
Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	4 7,534	1 1,583
Amount due related parties	256,284	220,333
Other accrued expenses	-	994
Accrued interest - other	3,572	2,029
Asset retirement obligation	460	416
	$260,316	$223,772

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible, at the holder’s option, into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The due date of the note has been extended until October 31, 2013.

Warrants

On December 15, 2010, the Board of Directors granted Warrants to its new Executive Team as described in Item 11.

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards of directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Larry D. Hall is an “independent director” as defined under the rules of The Nasdaq Stock Market as of April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of June 15, 2013 for professional services rendered by the Company’s accountant was approximately $11,885 and $10,945 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended April 30, 2013 and 2012. The costs for the audit of 2011 is included in the 2012 amount and the cost of the 2012 audit is included in the 2013 amount.

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

part iv

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accountant
●	Consolidated Balance Sheets at April 30, 2013 and 2012
●	Consolidated Statements of Operations – For the years ended April 30, 2013 and 2012 and from inception (August 18, 2006) through April 30, 2013
●	Consolidated Statements of Stockholders’ Deficit - From inception (August 18, 2006) through April 30, 2013
●	Consolidated Statements of Cash Flows – For the years ended April 30, 2013 and 2012 and from inception (August 18, 2006) through April 30, 2013
●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1	Articles of Incorporation (Amendment dated April 27, 2009) #
3.2	By-Laws #
4.1	Form of Specimen of common stock *
4.2	Form of Warrant *
10.1	Stock Purchase Agreement dated July 24, 2008 (incorporated by reference to Form 8-K filed August 1, 2008)
10.2	North American Energy Resources, Inc. 2008 Stock Option Plan (incorporated by reference to Form S-8 filed September 11, 2008)
10.3	Assignment and Bill of Sale for purchase of Teas County, Oklahoma gas well #
10.4	Warrant Agreement dated December 10, 2010 #
10.5.1	Warrant Agreement NAEY001A with Clinton Coldren dated December 14, 2010 #
10.5.2	Warrant Agreement NAEY002A with Clinton Coldren dated December 14, 2010 #
10.5.3	Warrant Agreement NAEY003A with Clinton Coldren dated December 14, 2010 #
10.6.1	Warrant Agreement NAEY001B with Alan Massara dated December 14, 2010 #
10.6.2	Warrant Agreement NAEY002B with Alan Massara dated December 14, 2010 #
10.6.3	Warrant Agreement NAEY003B with Alan Massara dated December 14, 2010 #
10.7	Warrant Agreement NAEY 004 with Larry Hall dated November 10, 2011 #
23.1	Consent of Pinnacle Energy Services, LLC **
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934**
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350**
99.1	Pinnacle Energy Services, LLC reserve estimate effective May 1, 2013 **

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Incorporated by reference to Form SB-2 filed March 14, 2007
**	attached herewith
#	incorporated by reference to Form 10-K/A (Amendment No. 2) filed May 15, 2013
***	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith not “filed”.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

July 26, 2013	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

July 26, 2013	/s/ Alan G. Massara
Alan G. Massara, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 26, 2013	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

July 26, 2013	/s/ Alan G. Massara
Alan G. Massara, President and CFO

July 26, 2013	/s/ Michael D. Pruitt
Michael D. Pruitt, Director

July 26, 2013	/s/ Larry D. Hall
Larry D. Hall, Director

