Form 10-Q
period 2013-07-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2013-09-11
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of August 30, 2013.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2013.

2

PART I - Financial Information

Item 1: Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Balance Sheets

July 31, 2013 (Unaudited) and April 30, 2013

	July 31, 2013	April 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,534	$482
Accounts receivable	290	244
Total current assets	1,824	726
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(330)	(290)
Total properties and equipment	2,028	2,068
Total assets	$3,852	$2,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable
Trade	$63,923	$49,554
Related parties	20,257	20,257
Accrued expenses - Related Party	270,207	260,316
Convertible note payable - officer	470,682	464,992
Convertible note payable	38,678	38,678
Total current liabilities	863,747	833,797
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,719,647)	(3,690,755)
Total stockholders’ deficit	(859,895)	(831,003)
Total liabilities and stockholders’ deficit	$3,852	$2,794

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Operations

For the three months ended July 31, 2013 and 2012

and the period from inception (August 18, 2006) through July 31, 2013

(Unaudited)

			Inception
			(August 18, 2006)
			through
	July 31, 2013	July 31, 2012	July 31, 2013

Oil and natural gas sales	$460	$291	$47,899
Pipeline fees	-	-	2,450
Total revenues	460	291	50,349
Costs and expenses
Oil and natural gas production taxes	33	21	3,448
Oil and natural gas production expenses	267	322	109,452
Depreciation and amortization	40	27	16,394
Asset impairment	-	-	910,714
Non-cash compensation	-	-	1,414,291
General and administrative expense	19,132	6,764	1,189,215
Total costs and expenses	19,472	7,134	3,643,514
Loss from operations	(19,012)	(6,843)	(3,593,165)
Other income (expense):
Other income	-	-	21,606
Interest income	-	-	900
Interest expense	(9,880)	(9,203)	(148,988)
Total other income (expense)	(9,880)	(9,203)	(126,482)
Net loss	$(28,892)	$(16,046)	$(3,719,647)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the period from inception (August 18, 2006) through July 31, 2013

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

For the period from inception (August 18, 2006) through July 31, 2013

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through July 31, 2013

(Unaudited)

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-

BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale
securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2013		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE July 31, 2013		21,554,945	$21,555	$2,838,197	$-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through July 31, 2013

(Unaudited)

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale
securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(655,449)	(655,449)
BALANCE April 30, 2012	-	-	(3,628,467)	(768,715)
Net loss	-	-	(62,288)	(62,288)
BALANCE April 30, 2013	-	-	(3,690,755)	(831,003)
Net loss	-	-	(28,892)	(28,892)
BALANCE July 31, 2013	$-	$-	$(3,719,647)	$(859,895)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Cash Flows

For the three months ended July 31, 2013 and 2012

and the period from inception (August 18, 2006) through July 31, 2013

(Unaudited)

			Inception
			(August 18, 2006)
			through
	July 31, 2013	July 31, 2012	July 31, 2013

Operating activities
Net loss	$(28,892)	$(16,046)	$(3,719,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	27	16,394
Non-cash compensation	-	-	1,414,291
Bad debt expense	-	-	104,243
Asset impairment	-	-	910,714
Changes in operating assets and liabilities:
Accounts receivable	(46)	(43)	(96,347)
Interest accrued on loan to related party	-	-	(900)
Prepaid expenses and other assets	-	-	12,232
Accounts payable - increase (decrease)	14,369	(41,494)	331,810
Accrued expenses	9,891	8,219	356,322
Repayments - joint interest owners	-	-	(9,643)
Net cash used in operating activities	(4,638)	(49,337)	(680,531)
Investing activities
Payments for oil and natural gas properties and equipment	-	-	(166,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	-	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	-	50,000
Loans from officers and shareholders	5,690	48,912	601,532
Related party advances for working capital	-	357	2,264
Sale of common stock	-	-	26,000
Net cash provided by financing activities	5,690	49,269	728,546
Net increase in cash and cash equivalents	1,052	(68)	1,534
Cash and cash equivalents, beginning of period	482	316	-
Cash and cash equivalents, end of period	$1,534	$248	$1,534

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Statements of Consolidated Cash Flows, Continued

For the three months ended July 31, 2013 and 2012

and the period from inception (August 18, 2006) through July 31, 2013

(Unaudited)

			Inception
			(August 18, 2006)
			through
	July 31, 2013	July 31, 2012	July 31, 2013
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
	$-	$-	$100,000

Exchange of joint interest receivable for oil and natural gas properties	$-	-	$53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Convertible notes payable	-	-	591,778
Consulting agreements	-	-	911,100
Unevaluated oil and natural gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Participant advance converted to accounts payable	-	-	31,829
Accounts payable converted to convertible note payable	-	-	38,678
Convertible note payable and accrued interest forgiven by related party	-	-	57,920

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY
(Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2013

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2013, which is included in the Company’s Form 10-K dated April 30, 2013. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

Development stage

The Companies are in the development stage and have realized only nominal revenue to date. The decline in gas prices and limited reserves caused the Company’s original gas development plans in Washington County, Oklahomato be cancelled and these properties were sold effective October 1, 2010. Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from their inception (August 18, 2006).

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

Note 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has a negative net working capital of $859,895 as of July 31, 2013 and a net loss of $28,892 for the three months then ended. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Note 3: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at July 31, 2013 and April 30, 2013. Amounts due include reimbursements for travel, legal and cash advances for payment of other administrative expenses.

	July 31, 2013	April 30, 2013

Alan G. Massara, Chief Financial Officer	$20,257	$20,257
	$20,257	$20,257

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

Accrued expenses include the following:

	July 31, 2013	April 30, 2013

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	57,024	47,534
Amount due related parties	265,774	256,284
Accrued interest - other	3,962	3,572
Asset retirement obligation	471	460
	$270,207	$260,316

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren a 8% Convertible Note in the principal amount of $500,000. The Convertible Note had an original term of one year and is convertible into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The loan balance was $470,682 and $464,992 at July 31, 2013 and April 30, 2013, respectively. Mr. Coldren has agreed to extend the maturity date of the note to October 31, 2013.

Note 4: CONVERTIBLE NOTES PAYABLE

The Company has a convertible note payable in the amount of $38,678 which is due October 31, 2013 with interest accruing at 4% per annum. The note is convertible into the Company’s common stock at $0.10 per share.

Note 5: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At July 31, 2013 and April 30, 2013 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At July 31, 2013 and April 30, 2013 the Company had 21,554,945 shares issued and outstanding, respectively.

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

COMMON STOCK OPTIONS

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for awards under the Plan. The Company’s Board of Directors was designated to administer the Plan and may form a Compensation Committee for this purpose. The Plan terminated on July 23, 2013 with no options outstanding.

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 2013 AND 2012

Revenues

Revenues during the three months ended July 31, 2013 and 2012 were $460 and $291, respectively. The 2013 period included net production of 165 MCF at an average price of $2.79 and the 2012 period included net production of 168 MCF at an average price of $1.73.

Costs and expenses during the three months ended July 31, 2013 and 2012 were as follows:

	2013	2012

Oil and natural gas production taxes	$33	$21
Oil and natural gas production expenses	267	322
Depreciation and amortization	40	27
Other general and administrative expense	19,132	6,764
Total	$19,472	$7,134

Other general and administrative expense increased in the current year period from $6,674 in 2012 to $19,132 in 2013, primarily due to an increase in professional services costs. Audit and accounting costs increased approximately $11,800 due to an amendment of the 2012 Form 10-K and the completion of the 2013 Form 10-K being completed during the period.

Other expense during the three months ended July 31, 2013 and 2012 is as follows:

	2013	2012

Interest expense	$(9,880)	$(9,203)
Total	$(9,880)	$(9,203)

The increase in interest expense is the result of the increased balances of the convertible note payable to an officer in 2013 as compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At July 31, 2013, we had $1,534 in cash, $290 in accounts receivable and a working capital deficit of $861,923. Comparatively, we had cash of $482 and a working capital deficit of $833,071 at April 30, 2013.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require some form of debt and equity financing.

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At July 31, 2013, our CEO has loaned $470,682 for this purpose and to meet continuing operating costs. If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

Known trends and uncertainties

The Company is in a very competitive business. The economy has been very uncertain over the past several years and may make it very difficult to raise the capital required to complete any asset purchase agreement.

Expected changes in the mix and relative cost of capital resources

The Company is now seeking another acquisition candidate. If identified, the initial phase for the Company will be due diligence and raising the purchase price for the acquisition. In order to take advantage of any undeveloped properties, the Company may require additional financing to continue development plans. The actual amounts required and the timing of the requirements, if any, has not been determined.

What balance sheet, income or cash flow items should be considered in assessing liquidity

We will seek funding to finance due diligence and the cost of an as yet unidentified acquisition, which may require significant new external financing and which may materially change the existing capital structure of the Company.

Our prospective sources for and uses of cash

Our current significant issue is identifying a new acquisition candidate, financing the due diligence and raising the funds to complete the acquisition. If successful, the Company expects to use a combination of debt and equity financing.

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $4,638 for the three-month period ended July 31, 2013 and cash used in operations was $49,337 for the comparable 2012 period. The majority of the cash used in the earlier year period was for payment of accounts payable associated with the planned acquisition which expired in December 2011.

CASH PROVIDED BY FINANCING ACTIVITIES

We incurred no capital costs in the three-month periods ended July 31, 2013 and 2012.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At July 31, 2013 and April 30, 2013 the Company had a working capital deficit of $861,923 and $833,071, respectively. At July 31, 2013, the Company has an accumulated deficit of $3,719,647 which includes a loss of $28,892 during the three months ended July 31, 2013. In January 2011, the Company exchanged $38,678 in accounts payable for a convertible note payable now due in October 2013 with interest accruing at 4% per annum. The note is convertible into common stock at $0.10 per share. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At July 31, 2013, the Company’s CEO had loaned the Company $470,682, which is due October 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2013. Our management has determined that, as of July 31, 2013, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended July 31, 2013, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None

Item 6: Exhibits

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

7

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: September 11, 2013
	By:	/s/ Alan G. Massara
President and Chief Financial Officer

