Form 10-Q
period 2014-01-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2014-03-13
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of February 28, 2014.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Balance Sheets

January 31, 2014 (Unaudited) and April 30, 2013

	January 31, 2014	April 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$86	$482
Accounts receivable	261	244
Total current assets	347	726
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(410)	(290)
Total properties and equipment	1,948	2,068
Total assets	$2,295	$2,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable
Trade	$58,293	$49,554
Related parties	22,888	20,257
Accrued expenses - Related Party	290,800	260,316
Convertible note payable - officer	497,909	464,992
Convertible note payable	38,678	38,678
Total current liabilities	908,568	833,797
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at January 31, 2014 and April 30, 2013, respectively	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,766,025)	(3,690,755)
Total stockholders’ deficit	(906,273)	(831,003)
Total liabilities and stockholders’ deficit	$2,295	$2,794

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Operations

For the three months ended January 31, 2014 and 2013

(Unaudited)

	January 31, 2014	January 31, 2013

Oil and natural gas sales	$421	$388
Total revenues	421	388
Costs and expenses
Oil and natural gas production taxes	30	29
Oil and natural gas production expenses	260	244
Depreciation and amortization	40	27
General and administrative expense	18,462	3,830
Total costs and expenses	18,792	4,130
Loss from operations	(18,371)	(3,742)
Other expense:
Interest expense	(10,429)	(9,520)
Total other expense	(10,429)	(9,520)
Net loss	$(28,800)	$(13,262)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Operations

For the nine months ended January 31, 2014 and 2013 and the period from inception (August 18, 2006) through January 31, 2014

(Unaudited)

	January 31, 2014	January 31, 2013	Inception (August 18, 2006) through January 31, 2014

Oil and natural gas sales	$1,297	$1,036	$48,736
Pipeline fees	-	-	2,450
Total revenues	1,297	1,036	51,186
Costs and expenses
Oil and natural gas production taxes	94	75	3,509
Oil and natural gas production expenses	785	830	109,970
Depreciation and amortization	120	81	16,474
Asset impairment	-	-	910,714
General and administrative expense	45,119	23,511	2,629,493
Total costs and expenses	46,118	24,497	3,670,160
Loss from operations	(44,821)	(23,461)	(3,618,974)
Other income (expense):
Other income	-	-	21,606
Interest income	-	-	900
Interest expense	(30,449)	(28,103)	(169,557)
Total other income (expense)	(30,449)	(28,103)	(147,051)
Net loss	$(75,270)	$(51,564)	$(3,766,025)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the period from inception (August 18, 2006) through January 31, 2014

(Unaudited)

		Common stock		Additional Paid in	Intrinsic Value of Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE August 18, 2006		-	$-	$-	$-
Common stock issued for net assets	9/1/2006	11,264,485	11,265	88,735	-
Common stock issued for cash	9/7/2006	1,126,448	1,126	8,874	-
Common stock issued for cash	9/11/2006	1,126,448	1,126	8,874	-
Net loss		-	-		-
BALANCE April 30, 2007		13,517,381	13,517	106,483	-
Net loss		-	-		-
BALANCE April 30, 2008		13,517,381	13,517	106,483	-
Acquisition of North American Energy Resources, Inc.	7/28/2008	177,000	177	119,653	-
Conversion of note payable and accrued interest for common stock	7/31/2008	153,000	153	35,377	-
Common stock options granted for:
350,000 shares at $1.00 per share	8/1/2008	-	-	178,000	(178,000)
50,000 shares at $1.25 per share	8/1/2008	-	-	27,096	(27,096)
Exercise common stock options:
for $1.25 per share	9/22/2008	100	-	6,250	-
for $1.00 per share	9/22/2008	1,000	1	49,999	-
for $1.25 per share	10/13/2008	100	-	6,250	-
for $1.00 per share	10/13/2008	70	-	3,500	-
Accounts payable paid with common stock	10/14/2008	90	-	9,016	-
Amortize intrinsic value of options	10/31/2008	-	-	-	17,091
Cancel common stock options	11/5/2008	-	-	(188,005)	188,005
Common stock issued for compensation	11/7/2008	100	-	6,250	-
Common stock issued for accounts payable	11/7/2008	60	-	3,000	-
Common stock issued for consulting service	11/12/2008	3,000	3	310,497	-
Common stock issued for accounts payable	11/17/2008	400	1	24,999	-
Capital contribution by shareholder in cash	11/30/2008	-	-	50,000	-
Common stock issued for:
Compensation	12/9/2008	338	-	5,000	-
Accounts payable	12/9/2008	300	-	1,200	-
Accounts payable	12/9/2008	400	-	6,000	-
Compensation	1/5/2009	500	1	4,999	-
Accounts payable	1/5/2009	800	1	3,199	-
Accounts payable	1/5/2009	400	1	3,999	-
Accounts payable	1/19/2009	4,000	4	14,996	-
Compensation	1/26/2009	1,500	2	4,998	-
Accounts payable	2/24/2009	6,000	6	9,761	-
Compensation	2/24/2009	1,000	1	1,999	-
Compensation	3/4/2009	4,000	4	4,996	-
Compensation	4/6/2009	4,000	4	5,996	-
Officer compensation	4/21/2009	160,000	160	145,440	-
Net loss		-	-	-	-
BALANCE April 30, 2009		14,035,539	$ 1 4,036	960,948	-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through January 31, 2014

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through January 31, 2014

(Unaudited)

		Common stock		Additional Paid in	Intrinsic Value of Common
	Date	Shares	Amount	Capital	Stock Options

BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for- sale securities		-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related
party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2013		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE January 31, 2014		21,554,945	$21,555	$2,838,197	$-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through January 31, 2014

(Unaudited)

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total

BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:	-
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(655,449)	(655,449)
BALANCE April 30, 2012	-	-	(3,628,467)	(768,715)
Net loss	-	-	(62,288)	(62,288)
BALANCE April 30, 2013	-	-	(3,690,755)	(831,003)
Net loss	-	-	(75,270)	(75,270)
BALANCE January 31, 2014	$-	$-	$(3,766,025)	$(906,273)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended January 31, 2014 and 2013 and the period from inception (August 18, 2006) through January 31, 2014

(Unaudited)

	January 31, 2014	January 31, 2013	Inception (August 18, 2006) through January 31, 2014

Operating activities
Net loss	$(75,270)	$(51,564)	$(3,766,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	81	16,474
Non-cash compensation	-	-	1,414,291
Bad debt expense	-	-	104,243
Asset impairment	-	-	910,714
Changes in operating assets and liabilities:
Accounts receivable	(17)	8	(96,318)
Interest accrued on loan to related party	-	-	(900)
Prepaid expenses and other assets	-	-	12,232
Accounts payable - increase (decrease)	8,739	(43,531)	326,180
Accrued expenses	3 0,485	2 7,141	376,916
Repayments - joint interest owners	-	-	(9,643)
Net cash used in operating activities	(35,943)	(67,865)	(711,836)
Investing activities
Payments for oil and natural gas properties and equipment	-	-	(166,311)
Cash received in excess of cash paid in reverse acquisition of North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	-	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Shareholder contribution	-	-	50,000
Loans from officers and shareholders	32,917	66,835	628,759
Related party advances for working capital	2,630	1,559	4,894
Sale of common stock	-	-	26,000
Net cash provided by financing activities	35,547	68,394	758,403
Net increase in cash and cash equivalents	(396)	529	86
Cash and cash equivalents, beginning of period	482	316	-
Cash and cash equivalents, end of period	$86	$845	$86

 (Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Consolidated Statements of Cash Flows, Continued

For the nine months ended January 31, 2014 and 2013 and the period from inception (August 18, 2006) through January 31, 2014

(Unaudited)

	January 31, 2014	January 31, 2013	Inception (August 18, 2006) through January 31, 2014

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
	$-	$-	$100,000

Exchange of joint interest receivable for oil and natural gas properties	$-	-	$53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for:
Convertible notes payable	-	-	591,778
Consulting agreements	-	-	911,100
Unevaluated oil and natural gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Participant advance converted to accounts payable	-	-	31,829
Accounts payable converted to convertible note payable	-	-	38,678
Covertible note payable and accrued interest forgiven by related party	-	-	57,920

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2014

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

Recent adopted and pending accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) through March 7, 2014 and find none that would have a material impact on the financial statements of the Company.

Note 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $908,221 as of January 31, 2014 and has generated losses since inception. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Note 3: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at January 31, 2014 and April 30, 2013. Amounts due include reimbursements for travel, legal and cash advances for payment of other administrative expenses.

	January 31, 2014	April 30, 2013

Alan G. Massara, Chief Financial Officer	$22,888	$20,257
	$22,888	$20,257

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

Accrued expenses include the following:

	January 31, 2014	April 30, 2013

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	76,813	47,534
Amount due related parties	285,563	256,284
Accrued interest - other	4,742	3,572
Asset retirement obligation	495	460
	$290,800	$260,316

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren a 8% Convertible Note in the principal amount of $500,000. The Convertible Note had an original term of one year and is convertible into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The loan balance was $497,908 and $464,992 at January 31, 2014 and April 30, 2013, respectively. Mr. Coldren has agreed to extend the maturity date of the note to June 30, 2014.

Note 4: CONVERTIBLE NOTES PAYABLE

The Company has a convertible note payable in the amount of $38,678 which is due June 30, 2014 with interest accruing at 4% per annum. The note is convertible into the Company’s common stock at $0.02 per share.

Note 5: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At January 31, 2014 and April 30, 2013 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At January 31, 2014 and April 30, 2013 the Company had 21,554,945 shares issued and outstanding, respectively.

WARRANTS

As a part of their initial compensation, the new Executive Team was granted Warrants with the following primary terms and conditions. The strike price exceeded the market price when the Warrants were granted.

a) Each Warrant shall entitle the owner to purchase one share of common stock of the Company. The warrants will contain price protection should shares be used for an acquisition at a price lower than the conversion price in force. The anti-dilution provision will not apply to financings done below the strike price.

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

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

Revenues

Revenues during the three months ended January 31, 2014 and 2013 were $421 and $388, respectively. The 2014 period included net production of 166 MCF at an average price of $2.53 and the 2013 period included net production of 167 MCF at an average price of $2.32.

Costs and expenses during the three months ended January 31, 2014 and 2013 were as follows:

	2014	2013

Oil and natural gas production taxes	$30	$29
Oil and natural gas production expenses	260	244
Depreciation and amortization	40	27
Other general and administrative expense	18,462	3,830
Total	$18,792	$4,130

Other general and administrative expense increased in the current year period from $3,830 in 2013 to $18,462 in 2014, primarily due to an increase in professional services costs and travel costs associated with raising funds for a potential acquisition.

Other expense during the three months ended January 31, 2014 and 2013 is as follows:

	2014	2013

Interest expense	$10,429	$9,520
Total	$10,429	$9,520

The increase in interest expense is the result of the increased balances of the convertible note payable to an officer in 2014 ($497,909) as compared to 2013 ($459,645).

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2014 AND 2013

Revenues

Revenues during the nine months ended January 31, 2014 and 2013 were $1,297 and $1,036, respectively. The 2014 period included net production of 496 MCF at an average price of $2.61 and the 2013 period included net production of 504 MCF at an average price of $2.06.

Costs and expenses during the nine months ended January 31, 2014 and 2013 were as follows:

	2014	2013

Oil and natural gas production taxes	$94	$75
Oil and natural gas production expenses	785	830
Depreciation and amortization	120	81
Other general and administrative expense	45,119	23,511
Total	$46,118	$24,497

Other general and administrative expense increased in the current year period from $23,511 in 2013 to $40,889 in 2014, primarily due to an increase in professional services costs and travel costs. Audit and accounting costs increased approximately $9,300 due to an amendment of the 2012 Form 10-K in addition to the normal completion of the 2013 Form 10-K, both being completed during the period. In addition, there was an increase in professional costs and travel costs associated with raising funds of $10,600.

Other expense during the nine months ended January 31, 2014 and 2013 is as follows:

	2014	2013

Interest expense	$30,449	$28,103
Total	$30,449	$28,103

The increase in interest expense is the result of the increased balances of the convertible note payable to an officer in 2014 ($497,909) as compared to 2013 ($459,645).

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At January 31, 2014, we had $86 in cash, $261 in accounts receivable and a working capital deficit of $908,221. Comparatively, we had cash of $482 and a working capital deficit of $833,071 at April 30, 2013.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require some form of debt and equity financing.

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At January 31, 2014, our CEO has loaned $497,909 for this purpose and to meet continuing operating costs. If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $35,943 for the nine-month period ended January 31, 2014 and cash used in operations was $67,865 for the comparable 2013 period. The majority of the cash used in the earlier year period was for payment of accounts payable associated with the planned acquisition which expired in December 2011.

CASH PROVIDED BY FINANCING ACTIVITIES

We incurred no capital costs in the nine-month periods ended January 31, 2014 and 2013.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At January 31, 2014 and April 30, 2013 the Company had a working capital deficit of $908,221 and $833,071, respectively. At January 31, 2014, the Company has an accumulated deficit of $3,766,025 which includes a loss of $75,270 during the nine months ended January 31, 2014. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At January 31, 2014, the Company’s CEO had loaned the Company $497,909, which is due June 30, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2014. Our management has determined that, as of January 31, 2014, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended January 31, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

*Filed herewith.

**In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: March 13, 2014	By:	/s/ Alan G. Massara
President and Chief Financial Officer

