Form 10-K
period 2014-04-30
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2014-07-25
CIK 1392694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

Commission File Number 000-52522

NORTH AMERICAN ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0550352
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1535 Soniat St., New Orleans, LA	70115
(Address of Principal Executive Office)	(Zip Code)

Issuer’s telephone number (504) 891-5654

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

The aggregate market value of the shares of our common stock, par value $0.001, held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $185,624.

As of July 23, 2014, the registrant had outstanding 21,554,945 shares of its common stock, par value of $0.001.

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

OTHER

Our principal executive office is located at 1535 Soniat St. New Orleans, LA 70115 and our telephone number is (504) 891-5654.

FINANCIAL POSITION AND FUTURE FINANCING NEEDS

We are a development stage company. We have a limited history in the oil and gas development and production business.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year beginning May 1, 2014. We have been in the development stage since our inception, August 18, 2006, have accumulated a net loss of $3,746,379 through April 30, 2014, and incurred a loss of $56,624 for the year then ended.

The Company’s strategy is to potentially merge with a complimentary business or to raise additional funds include: sales of its common stock or preferred stock in private transactions, sales of its common or preferred stock in public transactions or to borrow the funds. Any such potential transactions would be as needed to raise sufficient capital to fund acquisitions and the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to find a merger candidate or obtain sufficient funding to develop our current business plan.

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

The Company’s oil and gas business is primarily involved in the development and production of oil and gas. As of April 30, 2014, we have 160 acres under lease in Texas County, Oklahoma which includes 1 producing gas well. The Company’s current focus is to identify, evaluate, and obtain financing to potentially acquire producing oil and gas properties with development potential.

Proved Reserves and Estimated Future Net Revenue

The following table sets forth our estimated proved reserves and the related estimated pre-tax future net revenues, pre-tax 10% present value and after-tax standardized measure of discounted future net cash flows as of April 30, 2014. These estimates correspond with the method used in presenting the “Supplemental Information on Oil and Gas Operations” in Note 8 to our consolidated financial statements included herein. At April 30, 2014, 100% of the proved reserves are shown and have been classified as proved developed producing (“PDP”). There are no proved developed non-producing (“PDNP”) reserves. There are no proved undeveloped (“PUD”) reserves.

	Total	Proved	Proved
	Proved	Developed	Undeveloped
	Reserves	Reserves	Reserves
Total Reserves
Oil (BBLs)	-	-	-
Gas (MCF)	10,800	10,800	-
BOE (1)	1,800	1,800	-
Pre-tax future net revenue (2)	$6,810	$6,810	$-
Pre-tax 10% present value (2)	3,920	3,920	-
Standardized measure of discounted future net cash flows (2)(3)	$3,920	$3,920	$-

(1)	Gas reserves are converted to barrels of oil equivalent (“BOE”) at the rate of six MCF per BBL of oil, based upon the approximate relative energy content of natural gas and oil, which rate is not necessarily indicative of the relationship of gas and oil prices.

(2)	Estimated pre-tax future net revenue represents estimated future revenue to be generated from the production of proved reserves, net of estimated production and development costs and site restoration and abandonment charges. The amounts shown do not give effect to depreciation, depletion and amortization, or to non-property related expenses such as debt service and income tax expense.

(3)	See Note 8 to the consolidated financial statements included in Item 8.

No estimates of our proved reserves have previously been filed with or included in reports to any federal governmental authority or agency except for our Form 10-K for the years ended April 30, 2013, 2012, 2011, and 2010.

The prices used in calculating the estimated future net revenues attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to April 30, 2014. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will be realized or that existing contracts will be honored or judicially enforced.

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

Internal Controls Over Reserve Estimates. Our reserve estimates were prepared by Pinnacle Energy Services, LLC, an independent petroleum consulting firm who was engaged to prepare our reserves as of May 1, 2014 AND 2013. The 2014 and 2013 reserve estimates were prepared by, and overseen by Richard J. Morrow a Registered Professional Engineer in the states of Oklahoma and Wyoming of Pinnacle Energy Services, LLC, an independent third party engineering firm. It was reviewed by the Company’s President. Mr. Morrow has a petroleum engineering degree, and over 35 years of experience in the energy industry. In addition to his current position as consulting petroleum engineer, Mr. Morrow has held numerous reservoir engineering positions with major and large independent oil companies. We previously updated our reserves at May 1, 2012 using the new pricing guidelines required by the SEC and the same decline curve utilized by the independent petroleum consulting firm at May 1, 2011. Our President, with over 13 years’ experience as a petroleum engineer, oversaw the preparation of our 2012 reserve estimate.

Production

We acquired an interest in a non-operated gas well in Texas County, Oklahoma on November 1, 2010 and it represents our current production.

Project Summary

The Company acquired an interest in a non-operated gas well and continues to evaluate other investment opportunities.

Acreage

The following table summarizes gross and net developed acreage at April 30, 2014, 2013, and 2012.

	Developed Acreage
	Gross	Net
Texas County, Oklahoma	160	12

Production History

The following table presents the historical information about our natural gas production volumes.

	Year ended April 30,
	2014	2013	2012
Gas production (MCF)	658	671	751
Total production (BOE)	110	112	125
Daily production (BOE/d)	0.30	0.31	0.34
Average sales price:
Gas (per MCF)	$2.85	$2.16	$2.79
Total (per BOE)	$17.10	$12.96	$16.74
Average production cost (per BOE)	$9.55	$9.60	$8.57
Average production taxes (per BOE)	$1.23	$0.93	$1.21

The average gas price amounts above are calculated by dividing revenue from gas sales by the volume of gas sold in MCF. The total average sales price amounts above are calculated by dividing total revenues by total volume sold in BOE. The average production costs and average production taxes above are calculated by dividing production costs by total production in BOE.

Productive wells

The following table presents our ownership at April 30, 2014, 2013 and 2012, in oil and natural gas wells (a net well is our percentage ownership of a gross well).

		Oil wells		Gas wells		Total wells
Year		Gross	Net	Gross	Net	Gross	Net

2014	Oklahoma	-	-	1.0	0.1	1.0	0.1
2013	Oklahoma	-	-	1.0	0.1	1.0	0.1
2012	Oklahoma	-	-	1.0	0.1	1.0	0.1

Drilling Activities

We did not participate in any drilling activities during 2014 or 2013.

Cost information

We conduct our oil and natural gas activities entirely in the United States and to date only in Oklahoma. We incurred no costs for property acquisition, exploration and development activities during the years ended April 30, 2014 and 2013.

Reserve Quantity Information

Our estimates of proved reserves and valuation were prepared by an independent petroleum consultant, Pinnacle Energy Services, LLC in 2014 and 2013. Those estimates were updated internally in 2012 by updating the oil and gas prices and using the decline curve established in the 2011 estimate. The estimates of proved reserves are inherently imprecise and continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. Our oil and natural gas reserves are attributed solely to properties within the United States. A summary of the changes in quantities of proved developed oil and natural gas reserves is shown below.

Natural Gas
(MCF)
Balance, April 30, 2012	12,679
Production	(671)
Revisions of estimates	(3,398)
Balance, April 30, 2013	8,610
Production	(658)
Revisions of estimates	2,848
Balance, April 30, 2014	10,800

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

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2014	2013
Future cash flows	$30,660	$19,630
Future production costs	(23,850)	(16,380)
Future income taxes	-	-
Future net cash flows	6,810	3,250
10% annual discount for estimated timing of cash flows	(2,890)	(1,130)
Standardized Measure of Discounted Cash Flows	$3,920	$2,120

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the years ended April 30,
	2014	2013
Beginning of year	$2,120	$4,671
Sales of oil and gas produced, net of production costs	(736)	(315)
Net changes in price and production costs	1,083	(2,047)
Revision of previous quantity estimates	1,453	(189)
End of year	$3,920	$2,120

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

IMPAIRMENTS

The Company did not record an impairment of its properties in fiscal 2014 or 2013.

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCQB for the two years ended April 30, 2014 and 2013. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Period (Quarter ended)	High	Low

2014
April 30, 2014	$0.040	$0.010
January 31, 2014	$0.010	$0.010
October 31, 2013	$0.050	$0.010
July 31, 2013	$0.050	$0.050

2013
April 30, 2013	$0.060	$0.028
January 31, 2013	$0.040	$0.015
October 31, 2012	$0.025	$0.002
July 31, 2012	$0.022	$0.004

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

(2) Risk disclosure with respect to penny stocks. Prior to effecting any transaction in any penny stock, a broker or dealer shall give the customer a risk disclosure document that –

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

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of our common stock during the quarter or year ended April 30, 2014.

(b) HOLDERS

There are 38 shareholders of record of the Company’s common stock at April 30, 2014.

(c) DIVIDENDS

The Company has not paid dividends to date and has no plans to do so in the foreseeable future.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for Awards under the Plan. The Company’s Board of Directors was designated to administer the Plan and may designate a Compensation Committee for this purpose. The Plan terminated on July 23, 2013 and unissued options remaining at that date under the Plan of 1,242,333 were cancelled. There are no options outstanding at April 30, 2014 and 2013.

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

Information regarding our gas sales during 2014 and 2013 follows:

	2014	2013

Gas sales	$1,875	$1,451

Net volume, MCF	658	671

Average price per MCF	$2.85	$2.16

Costs and expenses consisted of the following for the years ended April 30, 2014 and 2013.

	2014	2013

Oil and natural gas production taxes	$135	$105
Oil and natural gas production expenses	1,051	1,075
Depreciation and amortization	159	108
General and administrative expenses, net of operator’s overhead fees	50,008	36,624
	$51,353	$37,912

Production taxes are a percentage of revenue and vary directly with revenue. Production expenses have remained approximately the same in 2014 and 2013.

General and administrative expenses are summarized as follows for the years ended April 30, 2014 and 2013.

	2014	2013

Accounting and auditing	$24,640	$19,485
Legal and professional	3,477	(406)
Rent	3,203	4,440
Office and other expenses	3,570	3,380
Travel expenses	9,685	2,618
Shareholder communications	5,433	7,107
	$50,008	$36,624

Accounting and auditing expense increased approximately 26% in 2014 primarily due to costs associated with a review of disclosure of our oil and gas reserves for 2012 completed in 2014. Legal and professional fees increased in 2014 from the amount in 2013 primarily due to reimbursement of costs associated with due diligence incurred for a possible acquisition. The Company moved into less expensive space in the fourth quarter of 2012 and has a monthly cost of approximately $250 after May 2012. Travel expenses increased in 2014 primarily due to an increase in activity associated with reviewing acquisition candidates.

Other income (expense) consisted of the following for the years ended April 30, 2014 and 2013.

	2014	2013

Other income	$34,484	$11,667
Interest expense - officers and stockholders	(40,629)	(37,494)
	$(6,145)	$(25,827)

The Company recorded other income in the amount of $34,484 in 2014 from an agreed reduction in accounts payable owed to two vendors and in 2013 recorded other income in the amount of $11,667 from an agreed reduction in accounts payable owed to one vendor.

The Company incurred interest expense in 2014 and 2013 with officers and shareholders. A new note in the amount of $38,678 was added in January 2011. The CEO established a $500,000 line of credit with the Company in November 2011, which has a balance of $500,000 at April 30, 2014 and $464,992 at April 30, 2013. The increase in interest expense is due to the increase in the weighted average balance of notes payable from 2013 to 2014.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At April 30, 2014, we had $322 in cash, $367 in accounts receivable and a working capital deficit of $889,914. Comparatively, we had cash of $482 and a working capital deficit of $833,071 at April 30, 2013.

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

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. At April 30, 2014, our CEO has loaned $500,000 for this purpose. Our CEO has continued to loan additional amounts beyond his $500,000 agreement, $7,155 included in accounts payable related parties at April 30, 2014. It is unknown if he will be able to continue to do so. If a potential acquisition is identified additional capital may be required to be raised from as yet unidentified external sources in the form of equity or debt.

Known trends and uncertainties

The Company is in a very competitive business. The economy has been very uncertain over the past several years and may make it very difficult to raise the capital required to complete any asset purchase agreement.

Expected changes in the mix and relative cost of capital resources

The Company is now seeking another acquisition candidate. If an acquisition candidate is identified, the initial phase for the Company will be due diligence and raising the purchase price for the acquisition. In order to take advantage of any undeveloped properties, the Company may require additional financing beyond the initial acquisition to continue development plans. The actual amounts required and the timing of the requirements has not been determined.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $44,954 for 2014 and cash used in operating activities was $73,575 for the comparable 2013 period. In 2014 and 2013, losses arose primarily from the interest accrued on officer and stockholder debt and the minimal administrative expenses required to maintain current filings with the SEC

CASH USED IN INVESTING ACTIVITIES

We had no capital investments in the 2014 or 2013 periods.

CASH FROM FINANCING ACTIVITIES

During 2014 and 2013, we received $35,008 and $72,182 in proceeds from the loan with our CEO, respectively. In addition we received $9,786 and $1,559 in advances from related parties.

GOING CONCERN

We have not attained profitable operations and are dependent on a merger or upon obtaining substantial debt and equity financing to complete an acquisition, which we have not yet identified. For these reasons, there is substantial doubt we will be able to continue as a going concern, since we are dependent upon an as yet unknown source to provide sufficient funds to finance future operations until our revenues are adequate to fund our cost of operations. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

The consolidated financial statements of North American Energy Resources, Inc. and Subsidiary together with the report thereon of Paritz & Company, P.A. for the years ended April 30, 2014 and 2013 and the period from inception (August 18, 2006) through April 30, 2014, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Energy Resources, Inc. and Subsidiary

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of North American Energy Resources, Inc. and Subsidiary (A Development Stage Company) as of April 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended April 30, 2014 and 2013 and from inception (August 18, 2006) through April 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Energy Resources, Inc. and subsidiary (A Development Stage Company) as of April 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (August 18, 2006) to April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements are prepared assuming the company will continue as a going concern. As discussed in note 1, as of April 30, 2014, the Company’s current liabilities exceed its current assets by $888,536 and its total liabilities exceed its total assets by $886,627. The company has also incurred net losses since its inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. Managements’ plans concerning these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.
Paritz & Company, P.A.
Hackensack, New Jersey
July 23, 2014

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

April 30, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$322	$482
Accounts receivable	367	244
Total current assets	689	726
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment using full cost accounting	2,358	2,358
	2,358	2,358
Accumulated depreciation and amortization	(449)	(290)
Total properties and equipment	1,909	2,068
Total assets	$2,598	$2,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable
Trade	$19,511	$49,554
Related parties	30,043	20,257
Accrued expenses	300,993	260,316
Convertible notes payable due officer	500,000	464,992
Convertible notes payable	38,678	38,678
Total current liabilities	889,225	833,797

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at April 30, 2014 and 2013	21,555	21,555
Additional paid in capital	2,838,197	2,838,197
Deficit accumulated during the development stage	(3,746,379)	(3,690,755)
Total stockholders’ deficit	(886,627)	(831,003)
Total liabilities and stockholders’ deficit	$2,598	$2,794

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended April 30, 2014 and April 30, 2013 and the period from inception (August 18, 2006) through April 30, 2014

			Inception
			(August 18, 2006)
			through
	2014	2013	April 30, 2014
Oil and natural gas sales	$1,875	$1,451	$49,314
Pipeline fees	-	-	2,450
Total revenues	1,875	1,451	51,764
Costs and expenses
Oil and natural gas production taxes	135	105	3,550
Oil and natural gas production expenses	1,051	1,075	110,236
Depreciation and amortization	159	108	16,513
Asset impairment	-	-	910,714
General and administrative expense, net of operator’s overhead fees	50,008	36,624	2,634,382
	51,353	37,912	3,675,395
Loss from operations	(49,478)	(36,461)	(3,623,631)
Other income (expense):
Other income	34,483	11,667	56,089
Interest income - stockholder	-	-	900
Interest expense - officer and stockholders	(40,629)	(37,494)	(179,737)
Total other income (expense)	(6,146)	(25,827)	(122,748)
Net loss	$(55,624)	$(62,288)	$(3,746,379)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

For the period from inception (August 18, 2006) through April 30, 2014

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

For the period from inception (August 18, 2006) through April 30, 2014

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

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through April 30, 2014

					Intrinsic
				Additional	Value of
		Common stock		Paid in	Common
	Date	Shares	Amount	Capital	Stock Options
BALANCE April 30, 2009		14,035,539	$14,036	$960,948	$-
Common stock issued for:
consulting agreement	5/1/2009	400,000	400	419,600	-
consulting agreement	5/1/2009	200,000	200	209,800	-
oil and gas non-producing property	6/9/2009	700,000	700	125,300	-
accounts payable	7/27/2009	10,000	10	4,990	-
consulting agreement	7/27/2009	30,000	30	14,970	-
consulting agreement	7/27/2009	30,000	30	14,970	-
oil and gas producing property	9/25/2009	350,000	350	192,150	-
consulting contract	9/25/2009	300,000	300	182,700	-
cash	2/23/2010	200,000	200	5,800	-
consulting agreement	2/24/2010	400,000	400	31,600	-
consulting agreement - director fees	2/24/2010	450,000	450	35,550	-
consulting agreement - director fees	2/24/2010	150,000	150	11,850	-
officer compensation - director fees	2/24/2010	120,000	120	9,480	-
Other comprehensive loss on available-for-sale securities		-	-	-	-
Amortize officer compensation		-	-	-	-
Net loss		-	-	-	-
BALANCE April 30, 2010		17,375,539	17,376	2,219,708	-
Recission of available-for-sale securities transaction		-	-	-	-
Amortize officer compensation		-	-	-	-
Convertible note payable forgiven by related party	12/3/2010	-	-	57,920	-
Common stock issued for:
Consulting agreement	12/2/2010	850,000	850	7,650	-
Conversion of convertible notes payable	12/5/2010	3,329,406	3,329	552,919	-
Net loss		-	-	-	-
BALANCE April 30, 2011		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2012		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2013		21,554,945	21,555	2,838,197	-
Net loss		-	-	-	-
BALANCE April 30, 2014		21,554,945	$21,555	$2,838,197	$-

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit, continued

For the period from inception (August 18, 2006) through April 30, 2014

			Deficit
		Accumulated	Accumulated
	Prepaid	Other	During the
	Officer	Comprehensive	Development
	Compensation	Loss	Stage	Total
BALANCE April 30, 2009	$(84,933)	$-	$(1,127,652)	$(237,601)
Common stock issued for:
consulting agreement	-	-	-	420,000
consulting agreement	-	-	-	210,000
oil and gas non-producing property	-	-	-	126,000
accounts payable	-	-	-	5,000
consulting agreement	-	-	-	15,000
consulting agreement	-	-	-	15,000
oil and gas producing property	-	-	-	192,500
consulting contract	-	-	-	183,000
cash	-	-	-	6,000
consulting agreement	-	-	-	32,000
consulting agreement - director fees	-	-	-	36,000
consulting agreement - director fees	-	-	-	12,000
officer compensation - director fees	-	-	-	9,600
Other comprehensive loss on available-for-sale securities	-	(1,000)	-	(1,000)
Amortize officer compensation	72,804	-	-	72,804
Net loss	-	-	(1,382,974)	(1,382,974)
BALANCE April 30, 2010	(12,129)	(1,000)	(2,510,626)	(286,671)
Recission of available-for-sale securities transaction	-	1,000	-	1,000
Amortize officer compensation	12,129	-	-	12,129
Convertible note payable forgiven by related party	-	-	-	57,920
Common stock issued for:
Consulting agreement	-	-	-	8,500
Conversion of convertible notes payable	-	-	-	556,248
Net loss	-	-	(462,392)	(462,392)
BALANCE April 30, 2011	-	-	(2,973,018)	(113,266)
Net loss	-	-	(655,449)	(655,449)
BALANCE April 30, 2012	-	-	(3,628,467)	(768,715)
Net loss	-	-	(62,288)	(62,288)
BALANCE April 30, 2013	-	-	(3,690,755)	(831,003)
Net loss	-	-	(55,624)	(55,624)
BALANCE April 30, 2014	$-	$-	$(3,746,379)	$(886,627)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended April 30, 2014 and April 30, 2013 and the period from inception (August 18, 2006) through April 30, 2014

			Inception
			(August 18, 2006)
			through
	2014	2013	April 30, 2014
Operating activities
Net loss	$(55,624)	$(62,288)	$(3,746,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	108	16,513
Non-cash compensation	-	-	1,414,291
Asset impairment	-	-	910,714
Bad debt expense	-	-	104,243
Accounts payable forgiven	(34,484)	-	(34,484)
Changes in operating assets and liabilities:
Accounts receivable	(123)	123	(96,424)
Accrued interest income - stockholder	-	-	(900)
Prepaid expenses and other assets	-	-	12,232
Accounts payable	4,441	(48,062)	321,882
Accrued expenses	40,677	36,544	387,108
Advances from joint interest owners	-	-	(9,643)
Net cash used in operating activities	(44,954)	(73,575)	(720,847)

Investing activities
Payments for oil and natural gas properties	-	-	(166,311)
Cash received in excess of cash paid to acquire North American Energy Resources, Inc.	-	-	119,830
Proceeds from sale of oil and natural gas properties	-	-	7,500
Payments for pipeline	-	-	(7,500)
Net cash used in investing activities	-	-	(46,481)
Financing activities
Loan proceeds	-	-	48,750
Loans from officers and shareholders	35,008	72,182	630,850
Related party advances for working capital	9,786	1,559	12,050
Cash contributions from shareholders	-	-	50,000
Sale of common stock	-	-	26,000
Net cash provided by financing activities	44,794	73,741	767,650
Net increase (decrease) in cash	(160)	166	322
Cash, beginning of period	482	316	-
Cash, end of period	$322	$482	$322

(Continued)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows, Continued

For the years ended April 30, 2014 and April 30, 2013 and the period from inception (August 18, 2006) through April 30, 2014

			Inception
			(August 18, 2006)
			through
	2014	2013	April 30, 2014
Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-	$437
Income taxes	-	-	-
Non-cash investing and financing activities:
Common stock issued for:
Notes receivable	$-	$-	$76,000
Oil and gas properties	-	-	303,670
Interest in pipeline	-	-	100,000
Loans to shareholders assumed	-	-	(371,000)
Advance from joint interest participant assumed	-	-	(8,670)
			$100,000

Common stock issued for convertible note payable and accrued interest	-	-	591,778
Exchange of joint interest receivable for oil and natural gas properties	-	-	53,068
Common stock options granted	-	-	205,096
Common stock options cancelled	-	-	188,005
Common stock issued for consulting agreements	-	-	911,100
Unevaluated oil and gas properties	-	-	126,000
Proven oil and natural gas properties	-	-	192,500
Accounts payable	-	-	106,183
Chief executive officer compensation	-	-	155,200
Credit balance transferred from accounts receivable to accounts payable	-	-	1,068
Accounts receivable applied as payment on note payable to related party	-	-	4,572
Option exercises paid by reducing note payable to related party	-	-	75,250
Advance from shareholder converted to note	-	-	2,000
Accounts payable converted to convertible note payable	-	-	38,678

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

NAE was organized in Nevada on August 18, 2006 as Signature Energy, Inc. and changed its name to North American Exploration, Inc. on June 2, 2008.

Going concern

The accompanying financial statements are prepared assuming the company will continue as a going concern. As of April 30, 2014, the Company’s current liabilities exceed its current assets by $888,536 and its total liabilities exceed its total assets by $886,627. The company has also incurred net losses since its inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to attempt to raise capital with private placements of common stock or preferred stock and borrow funds as necessary to implement its business plan.

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

Property and equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has determined that such properties are impaired. The Company had no capitalized costs related to unevaluated properties at April 30, 2014 and 2013. As properties are evaluated, the related costs would be transferred to proven oil and natural gas properties using full cost accounting. All capitalized costs were included in the amortization base as of April 30, 2014 and 2013.

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related taxes are deducted. In calculating future net revenues, revenues are based on the arithmetic average of beginning of month prices for both years. Costs in effect at the time of the calculation for both years are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the ceiling limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. Reserve estimates used in determining estimated future net revenues have been prepared by an independent engineer for 2014 and 2013. The Company has not recorded an impairment in 2014 or 2013.

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

Natural gas sales and gas imbalances

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At April 30, 2014 and 2013, there were no natural gas imbalances.

Credit and market risk

The Company sells oil and natural gas to one customer and participates with other parties in the drilling, completion and operation of oil and natural gas wells. Joint interest and oil and natural gas sales receivables related to these operations are generally unsecured. The Company provides an allowance for doubtful accounts for certain joint interest owners’ receivable balances when the Company believes the recoverable balance may not be collected. The Company has the right of offset of the joint interest owners’ share of oil and natural gas production against amounts owed by the joint interest owners. Accounts receivable are presented net of the related allowance for doubtful accounts. At April 30, 2014 and 2013, the Company’s accounts receivable balance was solely for its share of gas production.

In 2014 and 2013, the Company did not have cash deposits in its bank that exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of its banks and has experienced no losses on these accounts.

Oil and natural gas reserve estimates

The Company engaged an independent consultant to prepare its oil and natural gas reserves in 2014 and 2013. Proved reserves, estimated future net revenues and the present value of our reserves are estimated based upon a combination of historical data and estimates of future activity. Consistent with SEC requirements, we have based our revenue projections on the arithmetic average of beginning of the month historical prices in 2014 and 2013. The reserve estimates are used in calculating depletion, depreciation and amortization and in the assessment of the Company’s Ceiling Limitation. Significant assumptions are required in the valuation of proved oil and natural gas reserves which, as described herein, may affect the amount at which oil and natural gas properties are recorded. Actual results could differ materially from these estimates.

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

At April 30, 2014 and 2013, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At April 30, 2014 and 2013, there are warrants outstanding that could be converted into 30,500,000 shares of our common stock. At April 30, 2014 and 2013, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

The North American Energy Resources, Inc. 2008 Stock Option plan was filed on September 11, 2008 and terminated on July 23, 2013.

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

Asset retirement obligations

The fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company determines its asset retirement obligation by calculating the present value of the estimated cash flows related to the liability. Periodic accretion of the discount of the estimated liability would be recorded in the statement of operations. At April 30, 2014 and 2013 the Company has estimated that its share of the cost of plugging and abandoning its producing properties was $508 and $460, respectively.

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

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2: accounts and note receivable

Accounts receivable at April 30, 2014 and 2013 include the following:

	2014	2013

Natural gas sales, net	$367	$244
Note receivable	5,000	5,000
Allowance for doubtful accounts	(5,000)	(5,000)
	$367	$244

The Company received a note for $5,000 for a portion of the purchase price when it sold its oil properties and gas leases in Washington County, Oklahoma in the fall of 2010. The Company determined uncertainty about the collectability of the note existed and fully reserved the note balance at April 30, 2011. At April 30, 2014, there had been no activity on the note.

Note 3: related party transactions

At April 30, 2014 and 2013, the Company owes its CEO and its CFO the following amounts for expense reimbursements.

	2014	2013

Chief executive officer	$7,155	$-
Chief financial officer	22,888	20,257
	$30,043	$20,257

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

Accrued expenses include the following:

	2014	2013

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	86,616	47,534
Amount due related parties	295,366	256,284
Accrued interest - other	5,119	3,572
Asset retirement obligation	508	460
	$300,993	$260,316

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has an original term of one year and is convertible, at the option of the Holder, into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The due date of the Note has been extended until June 30, 2014.

	April 30,
	2014	2013

Principal balance	$500,000	$464,992
Accrued interest	86,616	47,534
	$586,616	$512,526

Warrants

On December 15, 2010, the Board of Directors granted Warrants to its new Executive Team as described in Note 5 below.

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

Note 4: CONVERTIBLE NOTES PAYABLE

Convertible notes payable at April 30, 2014 and 2013 consists of one convertible note in the amount of $38,678 with interest accruing at 4% per annum which is due June 30, 2014. The note is convertible into the Company’s common stock at the rate of $0.02 per share. The note consists of accounts payable to a consultant that was converted into the convertible note.

Note 5: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of $0.001 par value preferred stock authorized and no shares issued or outstanding at April 30, 2014 and 2013.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At April 30, 2014 and 2013 the Company had 21,554,945 shares issued and outstanding.

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

COMMON STOCK OPTIONS

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for awards under the Plan. The Company’s Board of Directors was designated to administer the Plan and may form a Compensation Committee for this purpose. The Plan terminated on July 23, 2013.

At April 30, 2013 there were 1,242,333 shares available for grant which expired when the Plan terminated.

Note 6: income taxes

The Company has not provided a deferred tax benefit or expense for the years ended April 30, 2014 and 2013, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2014	2013

“Normally expected” income tax benefit	$(18,900)	$(21,200)
State income taxes net of federal income tax benefit	(2,200)	(2,500)
Other	200	100
Valuation allowance	20,900	23,600
Total	$-	$-

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

	2014	2013

Net operating loss carryforward	$1,105,200	$1,096,400
Accrued compensation and accrued interest	113,900	98,500
Depreciable/depletable property, plant and equipment	44,400	47,700
Bad debts	1,900	1,900
Valuation allowance	(1,265,400)	(1,244,500)
Total	$-	$-

At April 30, 2014, the Company has net operating loss carryforwards in the amount of approximately $3,327,000, which expire between 2027 and 2034.

Note 7: SUBSEQUENT EVENT

On June 30, 2014, the Board of Directors of the Company approved the following convertible notes and convertible note extensions. All notes are due April 30, 2015, are convertible into the Company’s common stock at the rate of $0.015 per common share and bear interest at 4% per annum.

1. The $500,000 convertible note payable due to the Company’s CEO was extended and the interest rate and conversion rate reduced;

2. The $38,678 convertible note payable was extended and the conversion rate was reduced;

3. New convertible notes were issued for $17,100 in accounts payable trade and $30,043 in accounts payable related parties.

Note 8: supplementary oil and gas reserve information (unaudited)

The Company has an interest in a gas well in Texas County, Oklahoma at April 30, 2014 and 2013.

The Company engaged Pinnacle Energy Services, LLC to prepare its estimate of future net recoverable natural gas reserves as of May 1, 2014 and 2013. Estimated proved net recoverable reserves as shown below include only those quantities that can be expected to be commercially recoverable using the beginning of month average prices and costs in effect at the balance sheet dates existing under existing regulatory practices and with conventional equipment and operating methods.

Proved developed reserves represent only those reserves expected to be recovered through existing wells. Proved undeveloped reserves would include those reserves expected to be recovered from new wells on un-drilled acreage or from existing wells on which a relatively major expenditure is required for re-completion.

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at April 30, 2014 and 2013 are summarized as follows:

	2014	2013

Proved oil and natural gas properties under full cost	$2,358	$2,358
Accumulated depreciation and amortization	(449)	(290)
	$1,909	$2,068

The Company incurred no costs in oil and natural gas producing activities for the years ended April 30, 2014 and 2013.

Net quantities of proved and proved developed reserves of oil and natural gas are summarized as follows:

Gas (MCF)

Balance, April 30, 2012	12,679
Production	(671)
Revisions of estimates	(3,398)
Balance, April 30, 2013	8,610
Production	(658)
Revisions of estimates	2,848
Balance, April 30, 2014	10,800

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at April 30, 2014 and 2013 are summarized as follows:

	2014	2013

Future cash inflows	$30,660	$19,630
Future production costs and taxes	(23,850)	(16,380)
Future income tax expenses	-	-
Future net cash flows	6,810	3,250
10% annual discount for estimated timing of cash flows	(2,890)	(1,130)
Standardized measure of discounted future net cash flows	$3,920	$2,120

The following are the principal sources of changes in the standardized measure of discounted future net cash flows of the Company for the years ended April 30, 2014 and 2013:

	2014	2013

Standardized measure of discounted future net cash flows at beginning of period	$2,120	$4,671
Changes during the period:
Sales of natural gas produced, net of production costs	(736)	(315)
Revisions of previous quantity estimates	1,453	(189)
Net changes in prices and production costs	1,083	(2,047)
Net change	1,800	(2,551)
Standardized measure of discounted future net cash flows at end of period	$3,920	$2,120

Prices used in computing these calculations of future production of proved reserves were $2.83 and $2.28 per thousand cubic feet (MCF) of natural gas at April 30, 2014 and 2013, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of April 30, 2014. Our management has determined that, as of April 30, 2014, the Company’s disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of April 30, 2014.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended April 30, 2014.

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

NAME	AGE	POSITION	DATE FIRST ELECTED/APPOINTED

Clinton W. Coldren	58	Chairman, Chief Executive Officer	December 15, 2010

Alan G. Massara	60	President, Chief Financial Officer	December 15, 2010

Michael D. Pruitt	53	Director	December 29, 2009

Larry D. Hall	71	Director	November 9, 2011

Clinton W. Coldren - Chairman and Chief Executive Officer - Mr. Coldren, brings 35+ years of oil and gas management, financial and operational experience to the Company. For most of these years he focused on domestic operating basins, specifically the Louisiana and Texas Gulf coast. He has held management positions with Gulf Oil/Chevron and CNG Producing. Mr. Coldren has had great success as a company builder - he founded Cenergy Corporation, an oil and gas consulting company, and was a founding member of Energy Partners, Ltd., which became a publicly traded company focused on the shallow-water region of the Gulf of Mexico. At Energy Partners, he held several senior positions, including Executive Vice President and Chief Operating Officer. Mr. Coldren then founded Coldren Oil & Gas Company LP, where he was Director, President and CEO for this Gulf of Mexico oil and gas company. Most recently he did a start-up, Bayou Bend Petroleum, a publicly traded exploration company where he was Director, President and CEO. These were all successful companies completing major acquisitions and transactions up to $500 Million in the Gulf region. In 1977 Mr. Coldren graduated from Lehigh University with a degree in Mechanical Engineering. He later received his MBA from the University of Pittsburgh in 1992.

Alan G. Massara - President, Chief Financial Officer and Director - Mr. Massara, has over 37 years of experience primarily in energy and investment banking. Alan has raised over $2.5 Billion in privately placed debt and equity and he has provided M&A, lending and advisory services to over 2 dozen companies ranging in size from $1 Million to over $1 Billion. Mr. Massara’s energy career began as a petroleum engineer in the Gulf of Mexico with Gulf Oil Corp. This initial exposure included reservoir engineering, drilling, workovers, platform and equipment design and strategic planning. Moving to the corporate headquarters of Texaco Inc. he managed many overseas exploration and production ventures. This included negotiating one of the first concessions with the Peoples Republic of China, and managing operations in Spain, the Netherlands, Egypt and Indonesia. During his oversight of Texaco’s Australian subsidiary its earnings grew from a loss to over $100 Million profit. Moving to Wall Street he became a VP in Citicorp’s Global Mergers and Acquisitions Group providing advisory services throughout the upstream energy and utility industries. Subsequently as an SVP for ING Barings, he expanded the energy group from mezzanine lending to merchant banking. Most recently he was CEO of Four Springs Energy LLC., and President of Natural Resources Advisors, Inc. In 1975 Mr. Massara graduated from Lehigh University with a degree in Civil Engineering. He later received his MBA in Finance and Strategic Planning from the Wharton Business School in 1979.

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

a. Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the two years ended April 30, 2014.

Annual Compensation

			Option	Stock
Name and Principal Position	Year	Salary	Awards	Awards	Total

Clinton W. Coldren (CEO since	2014	$-	$-	$-	$-
December 15, 2010)	2013	$-	$-	$-	$-

Alan G. Massara (CFO since	2014	$-	$-	$-	$-
December 15, 2010)	2013	$-	$-	$-	$-

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

b. Compensation of directors

		Fees
		earned or	Stock	Option	All other
		paid in	Awards	Awards	compensation
Name and Principal Position	Year	cash ($)	($)	($)	($)	Total

Clinton W. Coldren	2014	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-

Alan G. Massara	2014	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-

Michael D. Pruitt	2014	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-

Larry D. Hall	2014	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-

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

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below lists the beneficial ownership of the Company’s voting securities by each person known to be the beneficial owner of more than 5% of such securities. As of April 30, 2014, there were 21,554,945 shares of the Company’s common stock issued and outstanding. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

The following information lists, as to each class, equity securities beneficially owned by all officers and directors, and of the directors and officers of the issuer, as a group as of July 1, 2014.

	Name and	Amount and
	address	nature of
	of beneficial	beneficial	Percent
Title of class	owner	owner	of class

Common	Clinton W. Coldren (1)(2)	48,810,333	55.9%
	1535 Soniat St
	New Orleans, LA 70115

Common	Alan G. Massara (1)(3)	16,525,844	18.9%
	1535 Soniat St.
	New Orleans, LA 70115

Common	Michael D. Pruitt (4)	2,992,577	3.4%
	11220 Elm Lane, Ste 203
	Charlotte, NC 28277

Common	Larry D. Hall (5)	500,000	.6%
	1535 Soniat St.
	New Orleans, LA 70115

Common	All officers and directors as a group (3 persons)	68,828,754	78.8%

(1) Mr. Coldren and Mr. Massara are parties to a warrant agreement described in Item 10 above. The total warrants in the plan of 30,000,000 are split equally between the two in the table above.

(2) The shares held by Mr. Coldren include 33,333,333 shares into which his convertible note in the amount of $500,000 can be converted and 477,000 shares into which his convertible note dated July 1, 2014 in the amount of $7,155 can be converted.

(3) The shares held by Mr. Massara include 1,525,844 shares into which his convertible note dated July 1, 2014 in the amount of $22,888 can be converted.

(4) The shares beneficially owned by Mr. Pruitt include 352,137 shares owned by Avenel Financial Group, Inc. which is wholly owned by Mr. Pruitt; 700,000 shares owned by Chanticleer Holdings, Inc. of which Mr. Pruitt is Chief Executive Officer, a director and 15% owner; and 1,940,440 shares owned by Avenel Ventures, LLC, which is wholly owned by Chanticleer Holdings, Inc.

(5) Mr. Hall has a warrant to acquire 500,000 shares of the Company’s common stock.

Equity Compensation Plan Information

The North American Energy Resources, Inc. 2008 Stock Option Plan (“Plan”) was filed on September 11, 2008 and reserved 2,500,000 shares for Awards under the Plan. The Company’s Compensation Committee was designated to administer the Plan at the direction of the Board of Directors. The Plan terminated July 23, 2013 and unissued options remaining on that date under the Plan of 1,242,333 were cancelled. There are no options outstanding at April 30, 2014 or 2013.

Item 13: Certain Relationships and Related Transactions and director independence

At April 30, 2014 and 2013, the Company owes its CEO $7,155 and 0 and its CFO $22,888 and $20,257, respectively, for expense reimbursements.

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

Accrued expenses include the following:

	2014	2013

Accrued compensation due officers	$208,750	$208,750
Accrued interest due CEO	86,616	47,534
Amount due related parties	295,366	256,284
Accrued interest - other	5,119	3,572
Asset retirement obligation	508	460
	$300,993	$260,316

Convertible note payable – officer

Interim financing for due diligence expenses and operations is being funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Clinton W. Coldren that certain 8% Convertible Note in the principal amount of $500,000. The Convertible Note has a term of one year and is convertible, at the holder’s option, into shares of common stock of the Company, in whole or in part at any time, at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for distributions to shareholders, stock splits, reclassification of shares and tender or exchange offers. The Company does not have the right to prepay all or any portion of the Note prior to the Maturity Date. The due date of the note has been extended until June 30, 2014.

	April 30,
	2014	2013

Principal balance	$500,000	$464,992
Accrued interest	86,616	47,534
	$586,616	$512,526

Warrants

On December 15, 2010, the Board of Directors granted Warrants to its new Executive Team as described in Item 11.

The Board of Directors issued a warrant to acquire 500,000 shares of the Company’s common stock at $0.18 per share to its new director, Larry D. Hall, on November 10, 2011. The strike price exceeded the market price when the warrants were granted.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards of directors provided in the rules of The Nasdaq Stock Market, although not required as the standard for the Company as it is traded on the Over-the-Counter Market considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Larry D. Hall is an “independent director” as defined under the rules of The Nasdaq Stock Market as of April 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of June 30, 2014 for professional services rendered by the Company’s accountant was approximately $17,324 and $11,885 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended April 30, 2014 and 2013. The costs for the audit of 2012 is included in the 2013 amount and the cost of the 2013 audit is included in the 2014 amount.

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

part iv

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – The following consolidated financial statements of North American Energy Resources, Inc. are contained in Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accountant

●	Consolidated Balance Sheets at April 30, 2014 and 2013

●	Consolidated Statements of Operations – For the years ended April 30, 2014 and 2013 and from inception (August 18, 2006) through April 30, 2014

●	Consolidated Statements of Stockholders’ Deficit - From inception (August 18, 2006) through April 30, 2014

●	Consolidated Statements of Cash Flows – For the years ended April 30, 2014 and 2013 and from inception (August 18, 2006) through April 30, 2014

●	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3.1	Articles of Incorporation (Amendment dated April 27, 2009) #
3.2	By-Laws #
4.1	Form of Specimen of common stock *
4.2	Form of Warrant *
10.1	Stock Purchase Agreement dated July 24, 2008 (incorporated by reference to Form 8-K filed August 1, 2008)
10.2	North American Energy Resources, Inc. 2008 Stock Option Plan (incorporated by reference to Form S-8 filed September 11, 2008)
10.3	Assignment and Bill of Sale for purchase of Teas County, Oklahoma gas well #
10.4	Warrant Agreement dated December 10, 2010 #
10.5.1	Warrant Agreement NAEY001A with Clinton Coldren dated December 14, 2010 #
10.5.2	Warrant Agreement NAEY002A with Clinton Coldren dated December 14, 2010 #
10.5.3	Warrant Agreement NAEY003A with Clinton Coldren dated December 14, 2010 #
10.6.1	Warrant Agreement NAEY001B with Alan Massara dated December 14, 2010 #
10.6.2	Warrant Agreement NAEY002B with Alan Massara dated December 14, 2010 #
10.6.3	Warrant Agreement NAEY003B with Alan Massara dated December 14, 2010 #
10.7	Warrant Agreement NAEY 004 with Larry Hall dated November 10, 2011 #
23.1	Consent of Pinnacle Energy Services, LLC **
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934**
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350**
99.1	Pinnacle Energy Services, LLC reserve estimate effective May 1, 2014 **

101.INS	XBRL Instance Document^^
101.SCH	XBRL Taxonomy Extension Schema Document^^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document^^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document^^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document^^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document^^

*Incorporated by reference to Form SB-2 filed March 14, 2007

**attached herewith

# incorporated by reference to Form 10-K/A (Amendment No. 2) filed May 15, 2013

^^ In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

July 25, 2014	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

July 25, 2014	/s/ Alan G. Massara
Alan G. Massara, President and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 25, 2014	/s/ Clinton W. Coldren
Clinton W. Coldren, Chairman and CEO

July 25, 2014	/s/ Alan G. Massara
Alan G. Massara, President and CFO

July 25, 2014	/s/ Michael D. Pruitt
Michael D. Pruitt, Director

July 25, 2014	/s/ Larry D. Hall
Larry D. Hall, Director

