Form 10-Q
period 2014-07-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2014-09-05
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

File No. 000-52522

North American Energy Resources, Inc.

(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1535 Soniat St., New Orleans, LA 70115

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (504) 891-5654

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of September 1, 2014.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in North American Energy Resources, Inc.’s Form 10-K dated April 30, 2014.

2

PART I - Financial Information

Item 1: Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	July 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,761	$322
Accounts receivable	182	367
Total current assets	1,943	689
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(479)	(449)
Total properties and equipment	1,879	1,909
Total assets	$3,822	$2,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$11,073	$19,511
Related parties	4,610	30,043
Accrued expenses - Related parties	309,940	300,993
Convertible notes payable:
Related parties	530,043	500,000
Other	55,778	38,678
Total current liabilities	911,444	889,225
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at July 31, 2014 and April 30, 2014, respectively	21,555	21,555
Additional paid in capital	2,843,665	2,838,197
Deficit accumulated during the development stage	(3,772,842)	(3,746,379)
Total stockholders’ deficit	(907,622)	(886,627)
Total liabilities and stockholders’ deficit	$3,822	$2,598

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the three months ended

(Unaudited)

	July 31, 2014	July 31, 2013

Oil and natural gas sales	$542	$460
Total revenues	542	460
Costs and expenses
Oil and natural gas production taxes	39	33
Oil and natural gas production expenses	293	267
Depreciation and amortization	30	40
General and administrative expense	12,241	19,132
Total costs and expenses	12,603	19,472
Loss from operations	(12,061)	(19,012)
Other income (expense):
Interest expense	(14,402)	(9,880)
Total other income (expense)	(14,402)	(9,880)
Net loss	$(26,463)	$(28,892)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Deficit

For the period ended July 31, 2014

(Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred stock		Common stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

BALANCE May 1, 2013	-	-	21,554,945	$21,555	$2,838,197	$(3,690,755)	$(831,003)
Net Loss	-	-	-	-	-	(55,624)	(55,624)
BALANCE April 30, 2014	-	-	21,554,945	21,555	2,838,197	(3,746,379)	(886,627)
Amortization of conversion feature	-	-	-	-	5,468	-	5,468
Net Loss	-	-				(26,463)	(26,463)
BALANCE July 31, 2014	-	$-	21,554,945	$21,555	$2,843,665	$(3,772,842)	$(907,622)

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended

(Unaudited)

	July 31, 2014	July 31, 2013

Operating activities
Net loss	$(26,463)	$(28,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	40
Amortization of conversion feature	5,468	-
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	185	(46)
Accounts payable - increase (decrease)	8,662	14,369
Accrued expenses - increase (decrease)	8,947	9,891
Net cash used in operating activities	(3,171)	(4,638)
Investing activities
Net cash used in investing activities	-	-
Financing activities
Loans from officers and shareholders	4,610	5,690
Net cash provided by financing activities	4,610	5,690
Net increase in cash and cash equivalents	1,439	1,052
Cash and cash equivalents, beginning of period	322	482
Cash and cash equivalents, end of period	$1,761	$1,534

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Accounts payable exchanged for convertible notes payable:
Related parties	$30,043	$-
Other	17,100	-

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2014

(Unaudited)

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2014, which is included in the Company’s Form 10-K dated April 30, 2014. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

On December 15, 2010, the Company introduced a new Executive Team. Clinton W. Coldren became the new Chairman and Chief Executive Officer and Alan G. Massara became Director, President and Chief Financial Officer. Effective August 6, 2014, Mr. Massara resigned his officer positions with the Company and Mr. Coldren was appointed President and Chief Financial Officer. The new Executive Team is actively reviewing opportunities to acquire additional oil and gas production, development and exploration properties. The initial focus is on properties that are currently producing, but which contain upside drilling and workover potential. If successful, any acquisition will require significant new external financings which could materially change the existing capital structure of the Company. There can be no guarantee that the Company will successfully conclude an acquisition.

Recent adopted and pending accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective July 31, 2014.

We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) through September 1, 2014 and find no others that would have a material impact on the financial statements of the Company.

Note 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $909,501 as of July 31, 2014 and has generated losses since inception. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Note 3: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at July 31, 2014 and April 30, 2014. Amounts due include reimbursements for travel, legal and cash advances for payment of other administrative expenses. Amounts owed as of April 30, 2014 were transferred into convertible notes payable on July 1, 2014, Note 4.

	July 31, 2014	April 30, 2014

Clinton W. Coldren, Chief Executive Officer	$4,610	$7,155
Alan G. Massara, Director and former Chief Financial Officer	-	22,888
	$4,610	$30,043

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

Accrued expenses include the following:

	July 31, 2014	April 30, 2014

Accrued compensation due officers	$208,750	$208,750
Accrued interest due related parties	95,102	86,616
Amount due related parties	303,852	295,366
Accrued interest - other	5,567	5,119
Asset retirement obligation	521	508
	$309,940	$300,993

See convertible notes payable, Note 4, for convertible notes payable due related parties.

Note 4: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at July 31, 2014 and April 30, 2014.

	July 31, 2014	April 30, 2014

Related Parties
*Convertible note payable to an officer/director renewed July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (a)	$500,000	$500,000
*Convertible note payable to an officer/director dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (b)	7,155	-
*Convertible note payable to an director dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (c)	22,888	-
Total related parties	530,043	500,000
Other
*Convertible note payable to a consultant renewed July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (d)	38,678	38,678
*Convertible note payable to a consultant dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (e)	17,100	-
Total other	55,778	38,678
Total convertible notes payable	$585,821	$538,678

(a)	Interim financing for due diligence expenses and operations was funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Mr. Coldren a 8% Convertible Note in the principal amount of $500,000. This Convertible Note had an original term of one year and was convertible into shares of common stock of the Company at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for stock dividends, stock splits and other corporate actions. On June 30, 2014, the Board of Directors approved the new terms listed above.

(b)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note was issued to Mr. Coldren in the amount of $7,155 in exchange for amounts loaned to the Company by him as of April 30, 2014 and not included in the bridge loan. The terms of the Convertible Note are stated above.

(c)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note was issued to Alan Massara in the amount of $22,888 in exchange for amounts loaned to the Company by him. The terms of the Convertible Note are stated above.

(d)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, the Convertible Note due a consultant was renewed with the terms stated above.

(e)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note due a consultant was issued in exchange for amounts owed him, with the terms stated above.

The value of the conversion feature for the Convertible Notes either issued or extended on July 1, 2014 was calculated using the Black – Scholes valuation method with an annual volatility of 75%, no dividends and a risk free interest rate of 0.88%. The amount calculated, $54,677, is being amortized over the ten-month life of the notes to interest expense with a corresponding credit to additional paid in capital.

Total amount to be amortized	$54,677
Amount amortized at July 31, 2014	(5,468)
Balance to be amortized	$49,209

Note 5: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At July 31, 2014 and April 30, 2014 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At July 31, 2014 and April 30, 2014 the Company had 21,554,945 shares issued and outstanding, respectively.

WARRANTS

As a part of their initial compensation, the Executive Team was granted Warrants with the following primary terms and conditions. The strike price exceeded the market price when the Warrants were granted.

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

COMPARISON OF THREE MONTHS ENDED JULY 31, 2014 AND 2013

Revenues during the three months ended July 31, 2014 and 2013 consisted of the following:

	2014	2013

Revenue	$542	$460
Volume (MCF)	170	165
Average price	$3.19	$2.79

Costs and expenses during the three months ended July 31, 2014 and 2013 were as follows:

	2014	2013

Oil and natural gas production taxes	$39	$33
Oil and natural gas production expenses	293	267
Depreciation and amortization	30	40
Other general and administrative expense	12,241	19,132
Total	$12,603	$19,472

Other general and administrative expense decreased in the current year period from $19,132 in 2013 to $12,241 in 2014, primarily due to a decrease in accounting and auditing costs of $4,580.

Other expense during the three months ended July 31, 2014 and 2013 is as follows:

	2014	2013

Interest expense	$14,402	$9,880
Total	$14,402	$9,880

The increase in interest expense is the result of the amortization of the value of the conversion feature for the convertible notes payable in the amount of $5,468 in the 2014 period.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At July 31, 2014, we had $1761 in cash, $182 in accounts receivable and a working capital deficit of $909,501. Comparatively, we had cash of $322, accounts receivable of $367 and a working capital deficit of $888,536 at April 30, 2014.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require some form of debt and equity financing.

3

Cash requirements and capital expenditures

We have made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. The loan was fully funded in March 2014. Our CEO has continued to advance funds to meet continuing operating costs. If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $3,129 for the three-month period ended July 31, 2014 and cash used in operations was $4,638 for the comparable 2013 period.

CASH PROVIDED BY FINANCING ACTIVITIES

We incurred no capital costs in the three-month periods ended July 31, 2014 and 2013.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At July 31, 2014 and April 30, 2014 the Company had a working capital deficit of $909,501 and $888,536, respectively. At July 31, 2014, the Company has an accumulated deficit of $3,772,842 which includes a loss of $26,463 during the three months ended July 31, 2014. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At July 31, 2014, the Company’s CEO had loaned the Company $507,655 in Convertible Notes, which are due April 30, 2015.

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

4

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2014. Our management has determined that, as of July 31, 2014, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended July 31, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

5

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

On August 6, 2014, Alan G Massara resigned as President and Chief Financial Officer and remains on the Board of Directors. The Board of Directors appointed Clinton W. Coldren to assume the positions of President and Chief Financial Officer.

On August 28, 2014, Larry Hall resigned as a Director.

Item 6: Exhibits

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: September 5, 2014	By:	/s/ Clinton W. Coldren
Clinton W. Coldren
Chief Executive Officer and Chief Financial Officer

7