Form 10-Q
period 2014-10-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2014-12-05
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of December 1, 2014.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	October 31, 2014	April 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$604	$322
Accounts receivable	88	367
Total current assets	692	689
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(509)	(449)
Total properties and equipment	1,849	1,909
Total assets	$2,541	$2,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$10,624	$19,511
Related parties	12,058	30,043
Accrued expenses - Related parties	315,859	300,993
Convertible notes payable:
Related parties	530,043	500,000
Other	55,778	38,678
Total current liabilities	924,362	889,225
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at October 31, 2014 and April 30, 2014, respectively	21,555	21,555
Additional paid in capital	2,860,068	2,838,197
Deficit accumulated during the development stage	(3,803,444)	(3,746,379)
Total stockholders’ deficit	(921,821)	(886,627)
Total liabilities and stockholders’ deficit	$2,541	$2,598

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the three and six months ended October 31, 2014 and 2013

(Unaudited)

	Three months ended		Six months ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

Oil and natural gas sales	$476	$417	$1,017	$877
Total revenues	476	417	1,017	877
Costs and expenses
Oil and natural gas production taxes	34	30	73	63
Oil and natural gas production expenses	310	259	603	526
Depreciation and amortization	30	40	60	80
General and administrative expense	8,395	7,526	20,635	26,658
Total costs and expenses	8,769	7,855	21,371	27,327
Loss from operations	(8,293)	(7,438)	(20,354)	(26,450)
Other (expense):
Interest expense:
Related parties	(20,185)	(9,750)	(33,618)	(19,240)
Other	(2,124)	(390)	(3,093)	(780)
Total interest (expense)	(22,309)	(10,140)	(36,711)	(20,020)
Net loss	$(30,602)	$(17,578)	$(57,065)	$(46,470)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended October 31, 2014 and 2013

(Unaudited)

	October 31, 2014	October 31, 2013

Operating activities
Net loss	$(57,065)	$(46,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	80
Amortization of conversion feature	21,871	-
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	279	118
Accounts payable - increase (decrease)	8,213	246
Accrued expenses - increase (decrease)	14,866	20,043
Net cash used in operating activities	(11,776)	(25,983)
Investing activities
Net cash used in investing activities	-	-
Financing activities
Loans from related parties	12,058	26,047
Net cash provided by financing activities	12,058	26,047
Net increase in cash and cash equivalents	282	64
Cash and cash equivalents, beginning of period	322	482
Cash and cash equivalents, end of period	$604	$546

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Accounts payable exchanged for convertible notes payable:
Related parties	$30,043	$-
Other	17,100	-

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2014

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended April 30, 2014, which is included in the Company’s Form 10-K dated April 30, 2014. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year or any other period.

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

On December 15, 2010, the Company introduced a new Executive Team. Clinton W. Coldren became the new Chairman and Chief Executive Officer and Alan G. Massara became Director, President and Chief Financial Officer. Effective August 6, 2014, Mr. Massara resigned his officer positions with the Company and Mr. Coldren was appointed President and Chief Financial Officer. Management is actively reviewing opportunities to acquire additional oil and gas production, development and exploration properties. The initial focus is on properties that are currently producing, but which contain upside drilling and workover potential. If successful, any acquisition will require significant new external financings which could materially change the existing capital structure of the Company. There can be no guarantee that the Company will successfully conclude an acquisition.

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

Note 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $923,670 as of October 31, 2014 and has generated losses since inception. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Note 3: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at October 31, 2014 and April 30, 2014. Amounts due include reimbursements for travel, legal and cash advances for payment of other administrative expenses. Amounts owed as of April 30, 2014 were transferred into convertible notes payable on July 1, 2014, Note 4.

	October 31, 2014	April 30, 2014

Clinton W. Coldren, Chief Executive Officer	$12,058	$7,155
Alan G. Massara, Director and former Chief Financial Officer	-	22,888
	$12,058	$30,043

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

Accrued expenses include the following:

	October 31, 2014	April 30, 2014

Accrued compensation due officers	$208,750	$208,750
Accrued interest due related parties	100,446	86,616
Amount due related parties	309,196	295,366
Accrued interest - other	6,129	5,119
Asset retirement obligation	534	508
	$315,859	$300,993

See convertible notes payable, Note 4, for convertible notes payable due related parties.

Note 4: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at October 31, 2014 and April 30, 2014.

	July 31, 2014	April 30, 2014

Related Parties
Convertible note payable to an officer/director renewed July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (a)	$500,000	$500,000
Convertible note payable to an officer/director dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (b)	7,155	-
Convertible note payable to an director dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (c)	22,888	-
Total related parties	530,043	500,000
Other
Convertible note payable to a consultant renewed July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (d)	38,678	38,678
Convertible note payable to a consultant dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (e)	17,100	-
Total other	55,778	38,678
Total convertible notes payable	$585,821	$538,678

(a)	Interim financing for due diligence expenses and operations was funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Mr. Coldren a 8% Convertible Note in the principal amount of $500,000. This Convertible Note had an original term of one year and was convertible into shares of common stock of the Company at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for stock dividends, stock splits and other corporate actions. On June 30, 2014, the Board of Directors approved the new terms listed above.

(b)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note was issued to Mr. Coldren in the amount of $7,155 in exchange for amounts loaned to the Company by him as of April 30, 2014 and not included in the bridge loan. The terms of the Convertible Note are stated above.

(c)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note was issued to Alan Massara in the amount of $22,888 in exchange for amounts loaned to the Company by him. The terms of the Convertible Note are stated above.

(d)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, the Convertible Note due a consultant was renewed with the terms stated above.

(e)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note due a consultant was issued in exchange for amounts owed him, with the terms stated above.

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

Total amount to be amortized	$54,677
Amount amortized at October 31, 2014	(21,871)
Balance to be amortized	$32,806

Note 5: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At October 31, 2014 and April 30, 2014 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At October 31, 2014 and April 30, 2014 the Company had 21,554,945 shares issued and outstanding, respectively.

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

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013

Revenues during the three months ended October 31, 2014 and 2013 consisted of the following:

	2014	2013

Revenue	$476	$417
Volume (MCF)	171	165
Average price	$2.78	$2.53

Costs and expenses during the three months ended October 31, 2014 and 2013 were as follows:

	2014	2013

Oil and natural gas production taxes	$34	$30
Oil and natural gas production expenses	310	259
Depreciation and amortization	30	40
Other general and administrative expense	8,395	7,526
Total	$8,769	$7,855

All expenses in the current year period are consistent with the prior year period.

Other expense during the three months ended October 31, 2014 and 2013 is as follows:

	2014	2013

Interest expense	$22,309	$10,140
Total	$22,309	$10,140

The increase in interest expense is the result of the amortization of the value of the conversion feature for the convertible notes payable in the amount of $16,403 in the 2014 period.

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

Revenues during the six months ended October 31, 2014 and 2013 consisted of the following:

	2014	2013

Revenue	$1,017	$877
Volume (MCF)	341	330
Average price	$2.98	$2.66

Costs and expenses during the six months ended October 31, 2014 and 2013 were as follows:

	2014	2013

Oil and natural gas production taxes	$73	$63
Oil and natural gas production expenses	603	526
Depreciation and amortization	60	80
Other general and administrative expense	20,635	26,658
Total	$21,371	$27,327

Other general and administrative expense decreased in the current year period from $26,658 in 2013 to $20,635 in 2014, primarily due to a decrease in travel expenses of $2,231 and a decrease in office expenses of $3,940.

Other expense during the six months ended October 31, 2014 and 2013 is as follows:

	2014	2013

Interest expense	$36,711	$20,020
Total	$36,711	$20,020

The increase in interest expense is the result of the amortization of the value of the conversion feature for the convertible notes payable in the amount of $21,871 in the 2014 period.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At October 31, 2014, we had $604 in cash, $88 in accounts receivable and a working capital deficit of $923,670. Comparatively, we had cash of $322, accounts receivable of $367 and a working capital deficit of $888,536 at April 30, 2014.

Evaluation of the amounts and certainty of cash flows

Our current cash flow is nominal and insufficient to pay current expenses. We continue to seek other acquisition possibilities, which will require some form of debt and equity financing.

Cash requirements and capital expenditures

We made arrangement with our CEO to loan us up to $500,000 to meet the initial operating expenses during the due diligence phase of a potential acquisition. The loan was fully funded in March 2014. Our CEO has continued to advance funds to meet continuing operating costs. If a potential acquisition is identified additional capital may be required to be raised in the form of equity or debt.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $11,776 for the six-month period ended October 31, 2014 and cash used in operations was $25,983 for the comparable 2013 period.

CASH PROVIDED BY FINANCING ACTIVITIES

We incurred no capital costs in the six-month periods ended October 31, 2014 and 2013.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At October 31, 2014 and April 30, 2014 the Company had a working capital deficit of $923,670 and $888,536, respectively. At October 31, 2014, the Company has an accumulated deficit of $3,803,444 which includes a loss of $57,065 during the six months ended October 31, 2014. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At October 31, 2014, the Company’s CEO had loaned the Company $507,655 in Convertible Notes, which are due April 30, 2015 and $12,058 in non-interest bearing advances.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2014. Our management has determined that, as of October 31, 2014, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Changes in internal control over financial reporting

Effective August 6, 2014, the Company’s principal financial officer resigned and his duties were delegated to the Company’s principal executive officer. As a result, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were no longer effective due to a lack of segregation of duties. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended October 31, 2014, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

None

Item 1A: RISK FACTORS.

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3: Defaults upon Senior Securities.

None

Item 4: Submission of Matters to a Vote of Security Holders.

None

Item 5: Other Information.

None

Item 6: Exhibits.

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

NORTH AMERICAN ENERGY RESOURCES, INC.

Date: December 5, 2014
	By:	/s/ Clinton W. Coldren
Chief Executive Officer and Chief Financial Officer

