Form 10-Q
period 2015-01-31
NORTH AMERICAN ENERGY RESOURCES, INC.
filed 2015-03-09
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,554,945 shares of common stock outstanding as of March 3, 2015.

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

2

PART I - Financial Information

Item 1: Financial Statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	January 31, 2015	April 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$17	$322
Accounts receivable	64	367
Total current assets	81	689
Properties and equipment, at cost:
Proved oil and natural gas properties and equipment	2,358	2,358
Accumulated depreciation and amortization	(538)	(449)
Total properties and equipment	1,820	1,909
Total assets	$1,901	$2,598

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable:
Trade	$13,994	$19,511
Related parties	12,158	30,043
Accrued expenses - Related parties	321,778	300,993
Convertible notes payable:
Related parties	530,043	500,000
Other	55,778	38,678
Total current liabilities	933,751	889,225
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 21,554,945 shares issued and outstanding at January 31, 2015 and April 30, 2014, respectively	21,555	21,555
Additional paid in capital	2,876,472	2,838,197
Deficit accumulated during the development stage	(3,829,877)	(3,746,379)
Total stockholders’ deficit	(931,850)	(886,627)
Total liabilities and stockholders’ deficit	$1,901	$2,598

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the three and nine months ended January 31, 2015 and 2014

(Unaudited)

	Three months ended		Nine months ended
	January 31,	January 31,	January 31,	January 31,
	2015	2014	2015	2014

Oil and natural gas sales	$413	$421	$1,430	$1,297
Total revenues	413	421	1,430	1,297
Costs and expenses
Oil and natural gas production taxes	30	30	103	94
Oil and natural gas production expenses	287	260	890	785
Depreciation and amortization	29	40	89	120
General and administrative expense	4,191	18,462	24,826	45,119
Total costs and expenses	4,537	18,792	25,908	46,118
Loss from operations	(4,124)	(18,371)	(24,478)	(44,821)
Other (expense):
Interest expense:
Related parties	(20,185)	(10,039)	(53,803)	(29,279)
Other	(2,124)	(390)	(5,217)	(1,170)
Total interest (expense)	(22,309)	(10,429)	(59,020)	(30,449)
Net loss	$(26,433)	$(28,800)	$(83,498)	$(75,270)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	21,554,945	21,554,945	21,554,945	21,554,945

See accompanying notes to consolidated financial statements.

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended January 31, 2015 and 2014

(Unaudited)

	January 31, 2015	January 31, 2014

Operating activities
Net loss	$(83,498)	$(75,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	120
Amortization of conversion feature	38,275	-
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	303	(17)
Accounts payable - increase (decrease)	11,583	8,739
Accrued expenses - increase (decrease)	20,785	30,485
Net cash used in operating activities	(12,463)	(35,943)
Investing activities
Net cash used in investing activities	-	-
Financing activities
Loans from related parties	12,158	35,547
Net cash provided by financing activities	12,158	35,547
Net increase in cash and cash equivalents	(305)	(396)
Cash and cash equivalents, beginning of period	322	482
Cash and cash equivalents, end of period	$17	$86

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-
Non-cash investing and financing activities:
Accounts payable exchanged for convertible notes payable:
Related parties	$30,043	$-
Other	17,100	-

See accompanying notes to consolidated financial statements

NORTH AMERICAN ENERGY RESOURCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2015

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

We have evaluated all recent accounting pronouncements as issued by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU”) through March 3, 2015 and find no others that would have a material impact on the financial statements of the Company.

Note 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has negative working capital of $933,670 as of January 31, 2015 and has generated losses since inception. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Note 3: related party transactions

Accounts payable - related parties includes the following expense reimbursements due to related parties at January 31, 2015 and April 30, 2014. Amounts due include reimbursements for travel, legal and cash advances for payment of other administrative expenses. Amounts owed as of April 30, 2014 were transferred into convertible notes payable on July 1, 2014, Note 4.

	January 31, 2015	April 30, 2014

Clinton W. Coldren, Chief Executive Officer	$12,158	$7,155
Alan G. Massara, Director and former Chief Financial Officer	-	22,888
	$12,158	$30,043

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

Accrued expenses include the following:

	January 31, 2015	April 30, 2014

Accrued compensation due officers	$208,750	$208,750
Accrued interest due related parties	105,790	86,616
Amount due related parties	314,540	295,366
Accrued interest - other	6,691	5,119
Asset retirement obligation	547	508
	$321,778	$300,993

See convertible notes payable, Note 4, for convertible notes payable due related parties.

Note 4: CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at January 31, 2015 and April 30, 2014.

	January 31, 2015	April 30, 2014

Related Parties
Convertible note payable to an officer/director renewed July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (a)	$500,000	$500,000
Convertible note payable to an officer/director dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (b)	7,155	-
Convertible note payable to an director dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (c)	22,888	-
Total related parties	530,043	500,000
Other
Convertible note payable to a consultant renewed July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (d)	38,678	38,678
Convertible note payable to a consultant dated July 1, 2014, due April 30, 2015, interest accruing at 4% per annum, convertible at $0.015 per common share (e)	17,100	-
Total other	55,778	38,678
Total convertible notes payable	$585,821	$538,678

(a)	Interim financing for due diligence expenses and operations was funded pursuant to a $500,000 multiple advance bridge loan provided to the Company by Clinton W. Coldren, CEO. In evidence of the loan, on November 3, 2011, the Company issued to Mr. Coldren a 8% Convertible Note in the principal amount of $500,000. This Convertible Note had an original term of one year and was convertible into shares of common stock of the Company at an initial conversion price equal to 130% of the volume-weighted average price of the common stock for the 50 trading days following October 31, 2011, subject to adjustment for stock dividends, stock splits and other corporate actions. On June 30, 2014, the Board of Directors approved the new terms listed above.

(b)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note was issued to Mr. Coldren in the amount of $7,155 in exchange for amounts loaned to the Company by him as of April 30, 2014 and not included in the bridge loan. The terms of the Convertible Note are stated above.

(c)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note was issued to Alan Massara in the amount of $22,888 in exchange for amounts loaned to the Company by him. The terms of the Convertible Note are stated above.

(d)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, the Convertible Note due a consultant was renewed with the terms stated above.

(e)	On July 1, 2014, and approved by the Board of Directors on June 30, 2014, a Convertible Note due a consultant was issued in exchange for amounts owed him, with the terms stated above.

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

Total amount to be amortized	$54,677
Amount amortized at January 31, 2015	(38,274)
Balance to be amortized	$16,403

Note 5: Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At January 31, 2015 and April 30, 2014 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At January 31, 2015 and April 30, 2014 the Company had 21,554,945 shares issued and outstanding, respectively.

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

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2015 AND 2014

Revenues during the three months ended January 31, 2015 and 2014 consisted of the following:

	2015	2014

Revenue	$413	$421
Volume (MCF)	165	166
Average price	$2.50	$2.54

Costs and expenses during the three months ended January 31, 2015 and 2014 were as follows:

	2015	2014

Oil and natural gas production taxes	$30	$30
Oil and natural gas production expenses	287	260
Depreciation and amortization	29	40
Other general and administrative expense	4,191	18,462
Total	$4,537	$18,792

General and administrative expense declined from $18,472 in the 2014 period to $4,537 in the 2015 period ($13,935). Travel expenses declined $7,454, consulting fees declined $3,115, accounting and auditing declined $2,010 and other expenses declined an additional $1,356.

Other expense during the three months ended January 31, 2015 and 2014 is as follows:

	2015	2014

Interest expense
Related party	$20,185	$10,039
Other	2,124	390
Total	$22,309	$10,429

The increase in interest expense is primarily the result of the amortization of the value of the conversion feature for the convertible notes payable in the amount of $16,403 in the 2015 period, less the effect of lower current interest rates on the related party notes.

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2015 AND 2014

Revenues during the nine months ended January 31, 2015 and 2014 consisted of the following:

	2015	2014

Revenue	$1,430	$1,297
Volume (MCF)	506	496
Average price	$2.83	$2.61

Costs and expenses during the nine months ended January 31, 2015 and 2014 were as follows:

	2015	2014

Oil and natural gas production taxes	$103	$94
Oil and natural gas production expenses	890	785
Depreciation and amortization	89	120
Other general and administrative expense	24,826	45,119
Total	$25,908	$46,118

Other general and administrative expense decreased in the current year period from $45,119 in 2014 to $24,826 in 2015, primarily due to a decrease in travel expenses of $9,685, a decrease in rent of $2,396, a decrease in telephone expense of $2,182 and a decrease in other office expenses of $6,030.

Other expense during the nine months ended January 31, 2015 and 2014 is as follows:

	2015	2014
Interest expense
Related party	$53,803	$29,279
Other	5,217	1,170
Total	$59,020	$30,449

The increase in interest expense is primarily the result of the amortization of the value of the conversion feature for the convertible notes payable in the amount of $38,274 in the 2015 period, less the effect of lower current interest rates on the related party notes.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At January 31, 2015, we had $17 in cash, $64 in accounts receivable and a working capital deficit of $933,670. Comparatively, we had cash of $322, accounts receivable of $367 and a working capital deficit of $888,536 at April 30, 2014.

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

CASH USED IN OPERATING ACTIVITIES

Cash used in operating activities was $12,463 for the nine month period ended January 31, 2015 and cash used in operations was $35,943 for the comparable 2014 period.

CASH PROVIDED BY FINANCING ACTIVITIES

We incurred no capital costs in the nine month periods ended January 31, 2015 and 2014.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company commenced operations in September 2006.

At January 31, 2015 and April 30, 2014 the Company had a working capital deficit of $933,670 and $888,536, respectively. At January 31, 2015, the Company has an accumulated deficit of $3,829,877 which includes a loss of $83,498 during the nine months ended January 31, 2015. Beginning in November 2011, the Company’s CEO loaned the Company funds for due diligence and operating expenses pursuant to a Convertible Bridge Loan Note approved by the Board of Directors and executed on November 3, 2011. The majority of these expenses were incurred while attempting to complete an oil and gas property acquisition. The acquisition agreement was terminated in December 2011 and the acquisition was not completed. At January 31, 2015, the Company’s CEO had loaned the Company $507,655 in Convertible Notes, which are due April 30, 2015 and $12,158 in non-interest bearing advances.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2015. Our management has determined that, as of January 31, 2015, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Changes in internal control over financial reporting

Effective August 6, 2014, the Company’s principal financial officer resigned and his duties were delegated to the Company’s principal executive officer. As a result, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were no longer effective due to a lack of segregation of duties. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended January 31, 2015, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

NORTH AMERICAN ENERGY RESOURCES, INC.
Date: March 9, 2015
	By:	/s/ Clinton W. Coldren
Chief Executive Officer and Chief Financial Officer

