Form 10-Q
period 2015-06-30
KSIX Media Holdings, Inc.
filed 2015-09-04
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

File No. 000-52522

KSIX MEDIA HOLDINGS, INC.

(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10624 S Eastern Ave., Ste A-910, Henderson, NV 89052

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (800) 760-9689

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,832,432 shares of common stock outstanding as of September 2, 2015.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in KSIX MEDIA HOLDINGS, INC.’s Form 8-K dated April 24, 2015 and filed on August 10, 2015.

2

PART I - Financial Information

Item 1: Financial Statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$106,042	$37,817
Accounts receivable	466,077	281,658
Prepaid expenses	4,462	4,462
Total current assets	576,581	323,937
Property and Equipment, less accumulated depreciation of $711 and $0, respectively	5,645	4,566
Intangible assets less accumulated amortization of $190,526	952,636	1,143,162
Total assets	$1,534,862	$1,471,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292,520	$138,324
Advance from related party	160,237	64,600
Notes payable and current portion of long-term debt	388,133	416,645
Total current liabilities	840,890	619,569
Long-term debt less current installments	784,562	794,941
Total liabilities	1,625,452	1,414,510
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 33,097,912 shares and 28,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	33,098	28,000
Additional paid in capital	158,081	-
Retained earnings (deficit)	(281,769)	29,155
Total stockholders’ equity (deficit)	(90,590)	57,155
Total liabilities and stockholders’ equity (deficit)	$1,534,862	$1,471,665

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the three and six months ended June 30, 2015

(Unaudited)

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015

Revenue	$520,463	$1,438,452
Cost of revenue	309,705	919,055
Gross profit	210,758	519,397
Costs and expenses
Compensation	187,287	321,599
Depreciation and amortization	95,634	191,237
Selling, general and administrative	110,395	216,342
Total costs and expenses	393,316	729,178
Operating loss	(182,558)	(209,781)
Other income (expense):
Interest expense, net	(1,993)	(4,324)
Oil and gas operations, net	(39)	(39)
Total other income (expense)	(2,032)	(4,363)
Net Income (loss)	$(184,590)	$(214,144)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding	31,033,659	29,525,210

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30, 2015

(Unaudited)

Operating activities
Net income (loss)	$(214,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	191,237
Common stock issued for services	48,000
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	(184,332)
Prepaid expenses (increase) decrease	-
Accounts payable and accrued expenses - increase (decrease)	119,371
Net cash used in operating activities	(39,868)
Investing activities
Cash received in excess of cash paid in acquisition by Media	32
Net cash provided by investing activities	32
Financing activities
Sale of common stock for cash	160,065
Advances from related party	183,600
Repayment of related party advances	(87,963)
Loan repayment	(147,641)
Net cash provided by (used in) financing activities	108,061
Net increase (decrease) in cash and cash equivalents	68,225
Cash and cash equivalents, beginning of period	37,817
Cash and cash equivalents, end of period	$106,042

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$4,380
Income taxes	-
Non-cash investing and financing activities:
Common stock issued for note payable	$100,000

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

1 BASIS OF PRESENTATION AND BUSINESS

Basis of presentation

The accompanying consolidated financial statements include the accounts of KSIX Media Holdings, Inc. (“Holdings”) and its wholly owned subsidiaries, KSix Media, Inc. (“Media”), a Nevada corporation, KSix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Blvd. Media Group, LLC (“BMG”), a Nevada limited liability company that was formed on January 29, 2009 and North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

On or about April 27, 2015, KSIX Media Holdings, Inc. (formerly “North American Energy Resources, Inc.” the Registrant), a Nevada corporation, (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of KSIX Media, Inc., a Nevada corporation, whose primary business is the operation of a diverse advertising network through its wholly-owned subsidiaries KSIX and BMG, both Nevada limited liability companies. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares (22,600,000 shares) of the common stock of KSIX Media, Inc. from its shareholders in exchange for 28,000,000 restricted shares of its common stock. By July 31, 2015, the Company had completed the change of its name from North American Energy Resources, Inc. to KSIX Media Holdings, Inc.

The share exchange agreement was accounted for as a reverse merger, whereby KSIX Media, Inc. is the accounting acquirer and KSIX Media Holdings, Inc. is the surviving reporting company. The historical financial statements represent those of KSIX Media, Inc. which was formed on November 5, 2015.

On December 26, 2014, Media acquired the membership interests of KSIX and BMG, as described in Note 6.

Prior to the consummation of the stock exchange agreement, North American Energy Resources, Inc. had an April 30 year end and KSIX Media, Inc. had a December 31 year end. The board of directors elected to change the year end to December 31 and assumed the operating year end of KSIX Media, Inc.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 8-K dated April 24, 2015 and filed on August 10, 2015. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year or any other period.

Business description

KSIX and BMG are internet marketing companies. KSIX is an advertising network designed to create revenue streams for their affiliates and to provide advertisers with increased measurable audience. KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manages offer tracking, reporting and distribution.

BMG provides the tools for web publishers to drive traffic and increase revenue. BMG’s mission is to monetize the Internet; promoting incentive based advertisements resulting in more clicks, greater lead generation and increased revenues. KSIX and BMG are both Las Vegas based technology companies, advertising networks, and SaaS (“Software as a Service”) developers that monetize web based content using custom developed enterprise software applications.

2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates in the presentation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions, certain of which are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at the insured institutions, may, at times, exceed the federally insured limits. The Company has not experienced any losses in either its insured or uninsured accounts.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are generally due thirty days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on their best estimate of the amount of profitable credit losses in its existing accounts receivable. The Company extends credit to its customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential bad debts if required.

The Company determines whether an allowance for doubtful accounts is required by evaluation specific accounts where information indicates the customer may have an inability to meet financial obligations. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted their efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts. The Company has determined an allowance for doubtful account is not required at June 30, 2015 and December 31, 2014.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions which at times may be in excess of the FDIC limit. The Company performs ongoing credit evaluations of its customers’ financial condition and, as a consequence, believes that its trade accounts receivable credit risk is limited.

Property and equipment and depreciation policy

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of five to seven years for computers and related assets. Fully depreciated assets are retained in property and accumulated depreciation accounts until they are removed from service.

When property and equipment are retired or otherwise disposed of, the net book value of the asset is removed from the Company’s books and the net gain or loss is included in the determination of the Company’s income.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standard Codification (“ASC”) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition).

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company’s revenues are derived from online advertising sales and on a cost per thousand impressions (“CPM”), cost per lead (“CPL”), cost per action (“CPA”) and flat-fee basis.

●	The Company earns CPM revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period.

●	Revenue from the display of text-based links to the websites of the Company’s advertisers is recognized on a CPC basis, and search advertising is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s link.

●	Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the client, following the execution of a service agreement and commencement of the services.

●	Under the CPA format, the Company earns revenue based on a percentage or negotiated amount of a consumer transaction undertaken or initiated through its websites. Revenue is recognized at the time of the transaction.

●	Revenue from flat-fee, listings-based services is based on a customer’s subscription to the service for up to twelve months and are recognized on a straight-line basis over the term of the subscription.

Fair value measurements

The Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of observable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value.

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Income taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and tax carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Through December 31, 2014, KSIX and BMG operated as limited liability companies with common owners and all income and losses were passed through to the owners. Beginning in 2015, the Company became wholly owned by a C corporation which is subject to Federal and state income taxes.

At June 30, 2015, the Company had no accrued interest or penalties relating to any tax obligations. The Company currently has no federal or state examinations in progress, nor has it had any federal or state examinations since its inception. The last three years of the Company’s tax years are subject to federal and state tax examination.

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

Earnings (loss) per common share

The Company is required to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At June 30, 2015, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

Impairment of long-lived assets

The Company evaluates its long-lived assets and intangible assets for impairment whenever events change or if circumstances indicate that the carrying amount of any assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material in its financial position, results of operations, and cash flows when implemented.

3 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $281,769 at June 30, 2015. In addition, the Company has negative working capital of $264,309 at June 30, 2015 These factors among others, raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

4 NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2015 and December 31, 2014, notes payable and long-term debt consists of:

	June 30, 2015	December 31, 2014
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest	$123,945	$161,586
On December 26, 2014, the Company entered into a secured promissory note in the original amount of $950,000 which is due and payable in 24 monthly installments, without interest. The balance is due on January 1, 2017. The note is secured by a pledge agreement of the holder’s former membership units that were acquired with the proceeds. If the Company pays a total of $800,000 by December 31, 2016, the remaining balance of the note will be forgiven	840,000	950,000
Note payable to former officers due in four equal annual installments of $52,188 on January 1 of each year, non-interest bearing	208,750	-
Bridge note payable, bearing interest at 9% per annum that matures October 15, 2015	-	100,000
	1,172,695	1,211,586
Less current portion	388,133	416,645
Long-term debt	$784,562	$794,941

Common stock was issued for the bridge note payable in the amount of $100,000 on April 27, 2015.

5 INTANGIBLE ASSETS

Intangible assets consist primarily of the customer lists and related contracts of KSIX and BMG and were recorded at their cost of $1,143,162 upon their acquisition on December 26, 2014. The Company has determined a useful life of existing contracts of three years and is amortizing the existing cost over that period.

Cost	$1,143,162
Accumulated amortization	(190,526)
Balance	$952,636

Amortization expense - six months ended June 30, 2015	$190,526

6 ACQUISITIONS

On December 26, 2015, Media acquired the membership interests of KSIX and BMG, See Note 1. The assets acquired and liabilities assumed are summarized as follows:

Cash	$29,310
Accounts receivable	281,658
Prepaid expenses	4,462
Property and equipment	4,566
Intangible assets	1,143,162
Total assets	1,463,158
Accounts payable and accrued expenses	(138,324)
Notes payable and long-term debt	(261,586)
Net assets acquired	1,063,248
Gain on bargain purchase	(63,248)
Consideration	$1,000,000

KSIX and BMG operating results for the comparative three and six months ended June 30, 2014 were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Revenue	$942,359	$1,514,310

Net income	$5,652	$20,973

On April 27, 2015, Holdings (formerly North American Energy Resources, Inc., the Registrant) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of Media. Pursuant to the Agreement, the Company acquired the 22,600,000 issued and outstanding shares of Media and issued 28,000,000 restricted shares of the Company’s common stock in exchange. The transaction resulted in the shareholders of Media owning approximately 90% of the resulting outstanding shares and accordingly, the transaction is accounted for as a reverse merger with Media being the accounting survivor of the Company.

7 Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At June 30, 2015 the Company had no shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At June 30, 2015 the Company had 33,097,912 shares issued and outstanding.

On April 27, 2015, the Company had 3,114,812 common shares outstanding when they issued 28,000,000 shares in the acquisition of Ksix Media, Inc. On May 18, 2015, the Company sold 930,000 shares for $75,065 in cash. On June 4, 2015, the Company sold 1,053,100 shares for $85,000 in cash.

8 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company an aggregate of $248,200 which was used for working capital. During the six months ended June 30, 2015, $87,963 was repaid, leaving a balance of $160,237.

9 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to June 30, 2015, the date these financial statements were available to be issued.

In July 2015 the Company completed the sale of 1,734,520 shares of its common stock for $140,000 in cash.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2015 and for the three and six months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings. The comparative amounts below for the three and six months ended June 30, 2014 includes the combined accounts of KSIX, LLC and Blvd Media Group, LLC before their acquisition by Media, which are not reflected in the statement of operations in the consolidated financial statements included herein.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2015 AND 2014

Revenues during the three months ended June 30, 2015 and 2014 consisted of the following:

	2015	2014

Ksix LLC	$548,686	$731,093
Blvd Media Group LLC	50,640	211,266
Less intercompany sales	(78,863)	-
Total revenue	520,463	942,359
Cost of revenue	309,705	670,694
Gross profit	$210,758	$271,665

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $182,407 (24.9%) during the three months ended June 30, 2015 as compared to the prior year period. KSIX lost a major customer during the quarter ended June 30, 2015, resulting in a decline in revenue.

BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. BMG revenues decreased $160,626 (76.0%) during the three months ended June 30, 2015 as compared to the prior year period. The decline in BMG revenues is primarily the result of a switch in demand from desktop games to mobile games.

Cost of revenue decreased $360,989 (53.8%) in the 2015 quarter as compared to the same 2014 period. This compares to an overall decline in revenues of 44.8%. Cost of revenue was 59.5% of sales in the 2015 quarter as compared to 71.2% in the 2014 quarter.

Costs and expenses during the three months ended June 30, 2015 and 2014 were as follows:

	2015	2014

Compensation	$187,287	$149,389
Depreciation and amortization	95,634	-
Selling, general and administrative	110,395	116,623
Total	$393,316	$266,012

Recurring compensation declined $10,102 (6.8%) in the 2015 quarter as compared to the 2014 quarter. The 2015 compensation amount includes $48,000 in non-recurring consulting services paid with common stock. Depreciation and amortization in the 2015 quarter is primarily the amortization of intangible assets which commenced January 1, 2015. Selling, general and administrative expense declined $6,228 (5.3%) in the 2015 quarter as compared to the 2014 quarter.

Selling, general and administrative expense during the three months ended June 30, 2015 and 2014 is as follows:

	2015	2014

Advertising and marketing	$6,430	$7,196
Professional services	20,632	33,360
Outside contractors	14,364	15,472
Other	68,969	60,595
Total	$110,395	$116,623

Total selling, general and administrative expenses have remained approximately the same in the 2015 quarter as compared to the 2014 quarter resulting in a decline of $6,228 (5.3%).

Other income (expense) during the three months ended June 30, 2015 and 2014 is as follows:

	2015	2014

Interest expense	$(1,993)	$-
Oil and gas operations, net	(39)	-
Total	$(2,032)	$-

Interest expense arose as a result of the new debt added at the end of 2014 and the beginning of 2015. Oil and gas income and expenses began in May 2015 after the completion of the Stock Exchange Agreement discussed in Notes 1 and 6 to the consolidated financial statements.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2015 AND 2014

Revenues during the six months ended June 30, 2015 and 2014 consisted of the following:

	2015	2014

Ksix LLC	$1,382,045	$1,193,448
Blvd Media Group LLC	135,270	320,862
Less intercompany sales	(78,863)	-
Total revenue	$1,438,452	$1,514,310
Cost of revenue	919,055	989,138
Gross profit	$519,397	$525,172

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues increased $188,597 (15.8%) during the six months ended June 30, 2015 as compared to the prior year period.

BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. BMG revenues decreased $185,592 (57.8%) during the six months ended June 30, 2015 as compared to the prior year period. The decline in BMG revenue is primarily a result of a switch in demand from desktop games to mobile games.

Cost of revenue decreased $70,083 (7%) in the 2015 period as compared to the same period in 2014. Cost of revenue was 63.9% of sales in the 2015 period as compared to 65.3% of sales in the 2014 period.

Costs and expenses during the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014

Compensation	$321,599	$276,612
Depreciation and amortization	191,237	-
Selling, general and administrative	216,342	227,587
Total	$681,178	$504,199

Recurring compensation declined $3,013 (1%) in the 2015 period as compared to the same 2014 period. The 2015 compensation amount includes $48,000 in non-recurring consulting services paid with common stock. Depreciation and amortization in the 2015 period is primarily the amortization of intangible assets which commenced on January 1, 2015. Selling, general and administrative expenses declined $11,245 (4.9%) in the 2015 period as compared to the same 2014 period.

Selling, general and administrative expense during the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014

Advertising and marketing	$14,712	$31,141
Professional services	29,645	51,046
Outside contractors	30,356	37,476
Other	141,629	107,924
Total	$216,342	$227,587

In total, selling, general and administrative expenses declined $11,245 (4.9%) in the 2015 period as compared to the same 2014 period.

Other income (expense) during the six months ended June 30, 2015 and 2014 is as follows:

	2015	2014

Interest expense	$(4,324)	$-
Oil and gas operations, net	(39)	-
Total	$(4,363)	$-

Interest expense arose as a result of the new debt added at the end of 2014 and the beginning of 2015. Oil and gas income and expenses began in May 2015 after the completion of the Stock Exchange Agreement discussed in Notes 1 and 6 to the consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company has entered into loan agreements to finance the purchase of the operating business of KSIX and BMG and is currently selling common stock to assist in reducing and retiring this debt. The Company is in a growth mode, which resulting in receivables increasing and can cause cash shortages from time-to-time. Additionally, the Company lost a major customer in the second quarter which resulted in a decline in 2015 revenues as compared to 2014 revenues during the quarter.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2015. Our management has determined that, as of June 30, 2015, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls.

Changes in internal control over financial reporting

Effective April 27, 2015, the Company experienced a change in control, whereby, the Company’s new Chief Executive officer, through a stock exchange agreement acquired approximately 79% of the Company’s outstanding common stock. As a result, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2015, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2015, the Company entered into a subscription agreement with an unrelated individual for the sale of 930,000 shares of its common stock for $75,064, or $0.080714 per share. On June 4, 2015, the Company entered into a subscription agreement with the same individual for the sale of 1,053,100 shares of its common stock for $85,000 or $0.080714 per share.

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

KSIX MEDIA HOLDINGS, INC.

Date: September 4, 2015

	By:	/s/ Carter Matzinger
Chief Executive Officer and Chief Financial Officer

