Form 10-Q
period 2015-09-30
KSIX Media Holdings, Inc.
filed 2015-11-09
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,130,432 shares of common stock outstanding as of November 3, 2015.

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

PART I - Financial Information

Item 1: Financial Statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$136,072	$37,817
Accounts receivable	257,803	281,658
Prepaid expenses	23,342	4,462
Total current assets	417,217	323,937
Property and Equipment, less accumulated depreciation of $1,147 and $19, respectively	7,229	4,566
Intangible assets less accumulated amortization of $294,141 and $8,352, respectively	849,021	1,134,810
Total assets	$1,273,467	$1,463,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$155,730	$138,325
Advance from related party	170,942	80,325
Notes payable and current portion of long-term debt	372,121	416,645
Total current liabilities	698,793	635,295
Long-term debt less current installments	721,327	794,941
Total liabilities	1,420,120	1,430,236
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 34,880,432 shares and 28,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	34,880	28,000
Additional paid in capital	311,179	12,000
Accumulated deficit	(492,712)	(6,923)
Total stockholders’ equity (deficit)	(146,653)	33,077
Total liabilities and stockholders’ equity (deficit)	$1,273,467	$1,463,313

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015

Revenue	$357,557	$1,874,872
Cost of revenue	183,318	1,181,236
Gross profit	174,239	693,636
Costs and expenses
Depreciation and amortization	95,680	286,917
Selling, general and administrative	263,623	801,563
Total costs and expenses	359,303	1,088,480
Operating loss	(185,064)	(394,844)
Other income (expense):
Interest expense	(1,763)	(6,143)
Interest and other income, net	7	63
Oil and gas operations, net	(46)	(85)
Total other income (expense)	(1,802)	(6,165)
Net loss	$(186,866)	$(401,009)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding	34,530,776	31,212,068

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015

(Unaudited)

Nine months ended
September 30, 2015
Operating activities
Net loss	$(401,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	286,917
Common stock of Ksix Media, Inc. issued for services, pre merger	48,000
Bad debt expense	37,406
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	(13,551)
Prepaid expenses (increase) decrease	(4,000)
Accounts payable and accrued expenses - increase (decrease)	(17,301)
Net cash used in operating activities	(63,538)
Investing activities
Purchase of property and equipment	(2,001)
Net cash used in investing activities	(2,001)
Financing activities
Sale of common stock for cash	300,065
Advances from related party, net of repayment	90,617
Loan repayment	(226,888)
Net cash provided by financing activities	163,794
Net increase in cash and cash equivalents	98,255
Cash and cash equivalents, beginning of period	37,817
Cash and cash equivalents, end of period	$136,072

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$6,143
Income taxes	-
Non-cash investing and financing activities:
Common stock issued for note payable	$100,000
Common stock issued for prepaid public relation services contract	14,880

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015

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

On December 23, 2014, Media acquired the membership interests of KSIX and BMG, as described in Note 6.

Prior to the consummation of the stock exchange agreement, North American Energy Resources, Inc. had an April 30 year end and KSIX Media, Inc. had a December 31 year end. The board of directors elected to change the year end to December 31 and assumed the fiscal year end of KSIX Media, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 8-K for the year ended December 31, 2014 filed with the SEC on August 10, 2015 and amended and filed with the SEC on October 26, 2015.

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

Direct write-offs are taken in the period when the Company has exhausted their efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts. The Company has determined an allowance for doubtful account is not required at September 30, 2015 and December 31, 2014.

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

Reclassifications

Certain prior year comparatives have been reclassified to conform to the current year’s presentation.

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

3 GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company has recently sustained operating losses and has an accumulated deficit of $492,712 at September 30, 2015. In addition, the Company has negative working capital of $281,576 at September 30, 2015. These factors among others, raise substantial doubt about the ability of the Company to continue as a going concern. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

4 NOTES PAYABLE AND LONG-TERM DEBT

As of September 30, 2015 and December 31, 2014, notes payable and long-term debt consists of:

	September 30, 2015	December 31, 2014
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest	$104,698	$161,586
On December 26, 2014, the Company entered into a secured promissory note in the original amount of $950,000 which is due and payable in 24 monthly installments, without interest. The balance is due on January 1, 2017. The note is secured by a pledge agreement of the holder’s former membership units that were acquired with the proceeds. If the Company pays a total of $800,000 by December 31, 2016, the remaining balance of the note will be forgiven	780,000	950,000
Note payable to former officers due in four equal annual installments of $52,188 on April 28 of each year, non-interest bearing	208,750	-
Bridge note payable, bearing interest at 9% per annum that matures October 15, 2015	-	100,000
	1,093,448	1,211,586
Less current portion	372,121	416,645
Long-term debt	$721,327	$794,941

Common stock was issued for the bridge note payable in the amount of $100,000 on April 27, 2015.

5 INTANGIBLE ASSETS

Intangible assets consist primarily of the customer lists and related contracts of KSIX and BMG and were recorded at their fair value of $1,143,162 upon their acquisition on December 23, 2014. The Company has determined a useful life of existing contracts and customer lists of three years and is amortizing the existing cost over that period.

	September 30, 2015	December 31, 2014

Cost	$1,143,162	$1,143,162
Accumulated amortization	(190,526)	(8,352)
Balance	$952,636	$1,134,810

Amortization expense:
Nine months ended September 30, 2015	$285,789
Three months ended September 30, 2015	$95,263

6 ACQUISITIONS

On December 23, 2015, Media acquired the membership interests of KSIX and BMG, See Note 1. The consideration was paid with a cash down payment of $50,000 and a note payable in the amount of $950,000 as described in Note 4. The assets acquired and liabilities assumed are summarized as follows:

Cash	$31,334
Accounts receivable	278,171
Prepaid expenses	4,715
Property and equipment	4,585
Intangible assets	1,143,162
Total assets	1,461,967
Accounts payable and accrued expenses	(146,301)
Notes payable and long-term debt	(261,586)
Net assets acquired	1,054,080
Gain on bargain purchase	(54,080)
Consideration	$1,000,000

KSIX and BMG operating results for the comparative three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Revenue	$680,746	$2,195,056

Net income	$39,610	$60,583

On April 27, 2015, Holdings (formerly North American Energy Resources, Inc., the Registrant) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of Media. Pursuant to the Agreement, the Company acquired the 22,600,000 issued and outstanding shares of Media and issued 28,000,000 restricted shares of the Company’s common stock in exchange. The transaction resulted in the shareholders of Media owning approximately 90% of the resulting outstanding shares at that time and accordingly, the transaction is accounted for as a reverse merger with Media being the accounting survivor of the Company.

7 Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At September 30, 2015 the Company had no preferred shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At September 30, 2015 the Company had 34,832,432 shares issued and outstanding.

Prior to the merger between the Company and Ksix Media, Inc., Ksix Media, Inc. issued its common stock valued at $48,000 in exchange for consulting services.

On April 27, 2015, the Company had 3,114,812 common shares outstanding when they issued 28,000,000 shares in the acquisition of Ksix Media, Inc. On May 18, 2015, the Company sold 930,000 shares for $75,065 in cash. On June 4, 2015, the Company sold 1,053,100 shares for $85,000 in cash. On July 16, 2015, the Company sold 1,734,520 shares for $140,000 in cash.

On September 29, 2015, the Company issued 48,000 shares of its common stock for a public relation services contract for services to be performed in the fourth quarter. The stock was valued at the trading price on the date of the agreement and the resulting $14,880 is included in prepaid expenses in current assets.

8 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company an aggregate of $263,925 on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. It is the Company’s plan to repay the advance when funds become available. During the nine months ended September 30, 2015, $92,983 was repaid, leaving a balance of $170,942.

9 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to September 30, 2015 and through the date these financial statements were available to be issued.

Acquisition of DigitizeIQ, LLC

On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“Agreement”) with DigitizeIQ, LLC (“DIQ”), an Illinois Limited Liability Company and its sole owner. DIQ, whose primary business operations is a full service digital advertising agency specializing in lead generation and landing page optimization specifically designed for mass tort action lawsuits, became a wholly owned subsidiary of the Company.

The Agreement provided for a purchase price of $1,250,000 to be paid as follows:

●	Upon execution of the Agreement, the Company shall pay $250,000 in cash and issue 1,250,000 shares of its restricted common stock valued at $250,000;

●	Issue a non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which shall be due on November 12, 2015;

●	Issue a second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which shall be due on January 12, 2016;

●	Issue a third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which shall be due on March 12, 2016.

Pursuant to the terms of the Promissory Notes, the Company, with proper notice to the Seller, shall have a thirty (30) day grace period to cure any default resulting from the failure to pay the Seller or his assigns by the due date of each of the three listed Promissory Notes.

On or about October 19, 2015, the Company filed a Form 8-K (Current Report) announcing the acquisition of DIQ as described above. Pursuant to Regulation S-X (17 CFR Part 210), Article 8 (Financial Statements of Smaller Reporting Companies) Subsection 4 (17 C.F.R. §210.8.04), within 75 days of the consummation of the acquisition of DIQ, the Company will file an amended Form 8-K which shall containing DIQ’s audited financial statements and notes thereto for as of December 31, 2014 and for the period from inception July 23rd, 2014 to December 31, 2014 along with its interim unaudited financial statements as of and for the nine months ended September 30, 2015. In this amended filing, the Company will also provide pro forma financial information required by 17 C.F.R. §210.8.05.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2015 and for the three and nine months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings. The comparative amounts below for the three and nine months ended September 30, 2014 includes the combined accounts of KSIX, LLC and Blvd Media Group, LLC before their acquisition by Media, which are not reflected in the statement of operations in the consolidated financial statements included herein.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Revenues during the three months ended September 30, 2015 and 2014 consisted of the following:

	2015	2014

Revenue	$357,557	$680,746
Cost of revenue	183,318	405,389
Gross profit	$174,239	$275,357

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $289,469 (48.3%) during the three months ended September 30, 2015 as compared to the prior year period. KSIX lost a major customer during the quarter ended June 30, 2015, causing a decline in revenue.

BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. BMG revenues decreased $33,720 (41.6%) during the three months ended September 30, 2015 as compared to the prior year period. The decline in BMG revenues is primarily the result of a switch in demand from desktop games to mobile games.

Cost of revenue decreased $222,071 (54.8%) in the 2015 quarter as compared to the same 2014 period. This compares to an overall decline in revenues of $323,189 (47.8%). Cost of revenue was 51.3% of sales in the 2015 quarter as compared to 59.6% in the 2014 quarter.

Costs and expenses during the three months ended September 30, 2015 and 2014 were as follows:

	2015	2014

Depreciation and amortization	$95,680	$-
Selling, general and administrative	263,623	232,866
Total	$359,303	$232,866

Depreciation and amortization in the 2015 quarter is primarily the amortization of intangible assets which commenced December 23, 2014, when acquired. Selling, general and administrative expense increased $30,757 (13.2%) in the 2015 quarter as compared to the 2014 quarter.

Selling, general and administrative expense during the three months ended September 30, 2015 and 2014 is as follows:

	2015	2014

Advertising and marketing	$2,079	$11,463
Bad debt expense	37,406	-
Professional services	24,486	8,680
Outside contractors and consultants	22,627	17,830
Other	50,938	69,687
Compensation	126,087	125,206
Total	$263,623	$232,866

Total selling, general and administrative expenses have increased $30,757 (13.2%) in the 2015 quarter as compared to the 2014 quarter. Bad debt expense amounted to $37,406 in the 2015 quarter, while the comparable amount in 2014 was recorded in the fourth quarter. Recurring compensation increased $881 (0.79%) in the 2015 quarter as compared to the 2014 quarter.

Other income (expense) during the three months ended September 30, 2015 and 2014 is as follows:

	2015	2014

Interest expense	$(1,763)	$(2,881)
Interest and other income	7	-
Oil and gas operations, net	(46)	-
Total	$(1,802)	$(2,881)

Interest expense is declining as the balance on the related interest bearing note is declining. Oil and gas income and expenses began in May 2015 after the completion of the Stock Exchange Agreement discussed in Notes 1 and 6 to the consolidated financial statements.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Revenues during the nine months ended September 30, 2015 and 2014 consisted of the following:

	2015	2014

Revenue	$1,874,872	$2,195,056
Cost of revenue	1,181,236	1,394,526
Gross profit	$693,636	$800,530

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $100,872 (5.6%) during the nine months ended September 30, 2015 as compared to the prior year period.

BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. BMG revenues decreased $219,312 (54.6%) during the nine months ended September 30, 2015 as compared to the prior year period. The decline in BMG revenue is primarily a result of a switch in demand from desktop games to mobile games.

Cost of revenue decreased $213,290 (15.3%) in the 2015 period as compared to the same period in 2014. Cost of revenue was 63.0% of sales in the 2015 period as compared to 63.5% of sales in the 2014 period.

Costs and expenses during the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014

Depreciation and amortization	$286,917	$-
Selling, general and administrative	801,563	730,498
Total	$1,088,480	$730,498

Depreciation and amortization in the 2015 period is primarily the amortization of intangible assets which commenced on December 23, 2014. Selling, general and administrative expenses increased $371,065(9.7%) in the 2015 period as compared to the same 2014 period.

Selling, general and administrative expense during the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014

Advertising and marketing	$16,791	$42,604
Bad debt expense	37,406	-
Professional services	43,631	62,225
Outside contractors	85,986	60,306
Other	170,063	163,545
Compensation	447,686	401,818
Total	$801,563	$730,498

In total, selling, general and administrative expenses increased $71,065 (9.7%) in the 2015 period as compared to the same 2014 period. Bad debt expense amounted to $37,406 in the 2015 period, while the comparable amount in 2014 was recorded in the fourth quarter. Recurring compensation declined $2,132 (0.5%) in the 2015 period as compared to the same 2014 period. The 2015 compensation amount includes $48,000 in non-recurring consulting services paid with common stock.

Other income (expense) during the nine months ended September 30, 2015 and 2014 is as follows:

	2015	2014

Interest expense	$(6,143)	$(9,448)
Interest and other income	63	-
Oil and gas operations, net	(85)	-
Total	$(6,165)	$(9,448)

Interest expense is declining as the balance of the related interest bearing note declines. Oil and gas income and expenses began in May 2015 after the completion of the Stock Exchange Agreement discussed in Notes 1 and 6 to the consolidated financial statements.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company has entered into loan agreements to finance the purchase of the operating business of KSIX and BMG and is currently selling common stock to assist in reducing and retiring this debt. The Company is in a growth mode, which results in receivables increasing and can cause cash shortages from time-to-time. Additionally, the Company lost a major customer in the second quarter which resulted in a decline in 2015 revenues as compared to 2014 revenues during the quarter. On October 12, 2015, the Company acquired DigitizeIQ, LLC, which has a total of $1,000,000 in cash requirements over the next 150 days.

At September 30, 2015 and December 31, 2014, our current assets were $417,217 and $323,937, respectively, and our current liabilities were $698,793 and $635,294, respectively, which resulted in a working capital deficit of $281,576 and $311,357, respectively.

Total assets at September 30, 2015 and December 31, 2014 amounted to $1,273,467 and $1,463,313, respectively. At September 30, 2015, assets consisted of current assets of $417,217, property and equipment of $7,229 and net intangible assets of $849,021, as compared to current assets of $323,937, property and equipment of $4,566 and net intangible assets of $1,134,810 at December 31, 2014.

At September 30, 2015, our total liabilities of $1,420,120 decreased $10,116 (0.7%) from $1,430,235 at December 31, 2014. The decrease primarily consists of a decline in notes payable and long-term debt of $118,138, partially offset by an increase in accounts payable and accrued expenses of $17,405 and additional net related party advances of $90,617.

At September 30, 2015, our stockholders’ equity (deficit) was ($146,653) as compared to stockholders’ equity of $33,077 at December 31, 2014. The principal reason for the decrease in stockholders’ equity (deficit) was the sale of common stock for $300,065 in cash, less the effect of operating losses. In addition, the merger of the Companies in April 2015 resulted in an increase in the stockholders’ deficit of $84,780.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2015.

2015

Net cash used in operating activities	$(63,538)
Net cash used in investing activities	(2,001)
Net cash provided by financing activities	163,794
Net increase in cash and cash equivalents	$98,255

At September 30, 2015, the Company had the following material commitments and contingencies.

Acquisition – See Note 9 to the Consolidated Financial Statements.

Notes payable and long-term debt – $1,093,448, See Note 4 to the Consolidated Financial Statements.

Advances from related party – $170,942 balance owed on non-interest bearing basis. See Note 8 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any significant capital expenditures during the year through September 30, 2015, which required cash. The Company does plan to use acquisitions to grow its revenue base through use of its common stock, debt financing and available cash. The Company has initiated efforts to raise the required capital, however, there can be no assurance that it will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows – The loss of a major customer during the second quarter has reduced cash flows from operations. There can be no assurance that the Company will be able to replace the lost business and be able to fund operations in the future.

Going Concern – Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2015. These factors create an uncertainty about our ability to continue as a going concern. We are currently trying to raise capital through private offerings of common stock and longer term debt. Our ability to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the period ending September 30, 2015, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015. Our management has determined that, as of September 30, 2015, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls.

Changes in internal control over financial reporting

Effective April 27, 2015, the Company experienced a change in control, whereby, the Company’s new Chief Executive officer, through a stock exchange agreement acquired approximately 79% of the Company’s outstanding common stock. As a result, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2015, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A:RISK FACTORS

Not applicable.

Item 2:UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 16, 2015, the Company entered into a subscription agreement with an unrelated individual for the sale of 1,734,520 shares of its common stock for $140,000, or $0.080714 per share. On September 29, 2015, the Company issued 48,000 common shares pursuant to a public relation services contract for services to be rendered during the fourth quarter. The common stock was valued at $14,880 based on the trading price at that time.

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

KSIX MEDIA HOLDINGS, INC.

Date: November 6, 2015

	By:	/s/ Carter Matzinger
Chief Executive Officer and Chief Financial Officer

