Form 10-K
period 2015-12-31
KSIX Media Holdings, Inc.
filed 2016-04-14
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

KSIX MEDIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52522	98-0550352
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

10624 S. Eastern Ave., Suite A-910, Henderson, NV 89052
(Address of Principal Executive Offices) (Zip Code)

(800) 760-9689
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class – None

Name of each exchange on which registered – N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class – Common Stock, $0.001 Par Value

Name of each exchange on which registered – N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. June 30, 2015 - $996,246.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2016, the registrant had outstanding 37,912,432 shares of its common stock, par value of $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “outlook,” “estimate,” “potential,” “continues,” “may,” “will,” “seek,” “approximately,” “predict,” “anticipate,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are described in “Risk Factors” herein.

Readers are cautioned not to place undue reliance on forward-looking statements, which are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

REFERENCES WITHIN THIS REPORT

All references to “Ksix,” “Ksix Holdings,” the “Company,” “we,” “us,” and “our” refer to KSIX Media Holdings, Inc. and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

ITEM 1: BUSINESS

PART I - DESCRIPTION OF BUSINESS

Corporate History and Overview

Ksix Media Holdings, Inc. (“Ksix Holdings” or “the Company”) is a digital advertising agency conglomerate serving customers worldwide online and across social media, gaming and mobile platforms. The Company seeks to acquire other niche marketing companies to grow market share and increase efficiency as part of an accretive strategy in the highly fragmented digital advertising sector.

The Company is the parent of a wholly-owned subsidiary, Ksix Media, Inc., a Nevada corporation, which operates two wholly-owned subsidiaries, Ksix, LLC and Blvd Media Group, LLC, both Nevada limited liability companies and both acquired by Ksix Media, Inc. from Paywall, Inc. on or about December 18, 2014 pursuant to a “Membership Interest Purchase Agreement”. Pursuant to this acquisition from Paywall, Inc., KSIX Media, Inc. assumed the remaining balance owed to Richard Brostrom pursuant to a October 26, 2011 “Unit Redemption Agreement” whereby Paywall, Inc. purchased the remaining 40% of Blvd Media Group, LLC from its partner.

On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“Agreement”) with DigitizeIQ, LLC (“DIQ”), an Illinois Limited Liability Company and its sole owner. DIQ, whose primary business operation is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits, became a wholly owned subsidiary of the Company.

The Agreement provided for a purchase price of $1,250,000 to be paid as follows:

●	Upon execution of the Agreement, the Company paid $250,000 in cash and issued 1,250,000 shares of its restricted common stock valued at $250,000;

(a) On or about October 6, 2015, pursuant to a fully executed letter of intent, the Company caused to be paid to the Seller through an attorney escrow a non-refundable deposit in the amount of $25,000 USD which was applied to the Purchase Price upon closing. (b) On or about October 19, 2015 the Company paid the Seller $225,000 USD to complete the initial payment price. (c) On or about October 29, 2015, the Seller returned $150,000 USD of the initial payment price to the Company pursuant to a negotiated reduction in the purchase price of DIQ.

●	Issue a non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on November 12, 2015;

The Company caused to be paid to the Seller $250,000 USD on February 26, 2016 to retire the Promissory Note due November 12, 2015 in full.

●	Issue a second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016;

●	Issue a third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016.

As of the date of this filing, the Company owes the Seller a total of $500,000 USD towards the purchase price of DIQ which is represented by the Promissory Notes due on January 12, 2016 and March 12, 2016.

Pursuant to the terms of the Promissory Notes, the Company, with proper notice to the Seller, had a thirty (30) day grace period to cure any default resulting from the failure to pay the Seller or his assigns by the due date of each of the three listed Promissory Notes.

Ksix Holdings is a reporting company under sections 13 and 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company changed its name and symbol from North American Energy Resources, Inc. and NAEY to Ksix Media Holdings, Inc. and KSIX, respectively, in July 2015.

Prior to April 27, 2015, the Company operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, North American Exploration, Inc. The Company operated in the upstream segment of the oil and gas industry which includes the drilling, completion and operation of oil and gas wells. The Company’s focus was on acquiring producing oil and gas properties or companies with development potential. On April 27, 2015, the Company acquired Ksix Media, Inc. pursuant to a Share Exchange Agreement, which resulted in the shareholders of Ksix Media, Inc. owning approximately 90% of the voting stock of North American Energy Resources, Inc., the Registrant, a Nevada corporation, listed under the symbol “NAEY” on the OTC Pink current information tier of the OTC Markets, Inc. The transaction was accounted for as a reverse acquisition.

The Company currently plans on keeping the business operations of North American Exploration, Inc. until it no longer is beneficial or profitable for Ksix Media Holdings Inc.

Current advertising subsidiary operations include: Ksix Media, Inc. which acquired Blvd Media Group, LLC and Ksix, LLC on December 18, 2014 and DigitizeIQ, LLC which the Company acquired on October 12, 2015.

Blvd Media Group, LLC (“BMG”), was formed in Nevada in 2009 to focus on providing online game and web publishers the tools to increase revenue within their environment. BMG’s mission is to monetize the Internet, promoting incentive based advertisements resulting in more clicks, greater lead generation and increased revenues. BMG has two operational sides of its business operations:

First, BMG works with different advertisers that look for customers on a cost per lead basis. Advertisers commonly looking for performance-based pricing models include Cost-Per-Download (“CPD”), Cost-Per-Install (“CPI”), Cost-Per-Sale (“CPS”), Pay-Per-Click (“PPC”) and Cost-Per-View (“CPV”), whereby advertisers pay only when a consumer downloads an application, installs a software application, makes a purchase or views a video. Examples include but are not limited to game developers looking for installs of their application and advertisers looking to acquire email addresses so they can build their database for email promotions. Some advertisers look for surveys to be filled out or even an application such as school or insurance enrolment.

Second, BMG works with game owners that install the rewards tool widget inside the game and offers gold coins to their users to fill out the advertisers offers (email submit, app download, surveys, etc.). The majority of the traffic that BMG is currently developing includes desktop video games called MMORPG’s (Massively Multiplayer Online Role Playing Games).

BMG has its own proprietary software known as an “Offer Wall” that gaming programmers can implement into a gaming environment enabling users to engage with multiple advertising offers and to earn rewards for their engagement with varying compensation related to the gaming environment for completing the desired task the advertiser is requesting. Examples of the tasks include but are not limited to an email sign up, an app download, and registration for a product or service. Once the user completes the task BMG notifies the game owner and rewards the user a preselected amount of game currency.

Ksix, LLC (“KSIX”), was created as an advertising network to compliment BMG. KSIX is designed to create revenue streams for BMG affiliates and provide advertisers with increased measurable audience through targeted cross-platform marketing strategies. KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. The KSIX online advertising network works directly with advertisers and other networks to promote advertiser campaigns. KSIX manages offer tracking, reporting and distribution on the third-party platform.

KSIX and its network offers advertisers an integrated digital advertising solution for campaign management. KSIX currently provides BMG with incentive offers, which accounts for approximately 30% of KSIX’s business. The rest of its business is generated through other affiliates in different verticals such non-incentive education enrollment, insurance applications, credit card trial offers and mobile installs.

Both BMG and KSIX deal with incentive based advertising. Incentive based advertising occurs when a user viewing the advertisement gets some sort of reward for participating in the advertisers offer. These types of transactions are demonstrated frequently in online/mobile video games where users need in game currency to purchase an in game item. Online and mobile games will pay the users a certain amount of their game currency to participate with the advertisers offer to keep the user engaged in the game for free. Once the user completes the needed task with the advertisers offer, the advertiser pays us a commission for the action or lead generated and we split that commission with the game owner.

Currently all KSIX and BMG revenues are generated through a CPA model but we have worked in and will be working in the cost-per-thousand and cost-per-click method. The same applies to Cost-per-Lead (CPL) models.

DigitizeIQ, LLC (“DIQ”) is an Illinois Limited Liability Company formed on July 23, 2014 and was acquired by the Company on October 12, 2015. DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort class action lawsuits. DIQ generally requires prepayment of the initial contracted amount, which will result in deferred revenue until DIQ delivers the contracted surveys. Receivables will arise from the initial contract billing and when DIQ, through agreement with the customer will deliver more surveys than originally contracted for.

KSIX will garner additional revenue through branding, graphic design, web development, mobile software application development, search engine optimization, and social media curation offering a full in-house suite of creative and marking services. KSIX does anticipate working with more mobile advertising networks which has impacted its business by necessitating more involved collaboration with mobile advertisers and more directly supporting the affiliates that look for these install offers.

Trademarked Products and Proprietary Technology:

RewardTool® - A proprietary “offer wall” or “ad container” that promotes hundreds of different advertising campaigns on a single web page. Offer walls, by definition, attract users with the premise of getting virtual currency without having to spend money. Instead they are asked to fill out a survey, download an app, watch a video, or sign up for something in return for the free currency. The RewardTool® displays up to 1,000 offers and automatically rewards users upon completion. It is customizable and completely systematizes all of the processes needed to successfully run these campaigns.

AccessTool® - A proprietary “content locker” that is used to monetize any type of premium digital content like videos, music, or eBooks. Content lockers, by definition, attract users with the premise of access to premium content without having to spend money. Instead, they are asked to complete an advertiser’s offer in return for free access to the content. The AccessTool® displays up to 1,000 offers and is customizable to match the design of any website.

General Business Strategy:

In general, Ksix Holdings does not plan to focus in anyone one area of the digital advertising space – which includes online advertisements and across mobile, social media and gaming platforms. The Internet and digital advertising environment is always changing and the Company will only find success by anticipating trends within the industry and not merely reacting to them, which is the key to a successful advertising network.

Instead, Ksix Holdings looks to grow by strategic acquisition of those niche companies who demonstrate performance-based success in specific digital advertising and marketing platforms. Because digital advertising and online marketing strategies are inherently low yield, the ability to make even small gains in efficiency benefits the Company and its network of partners and affiliates exponentially.

Employees and Labor Relations

At December 31, 2015, we had eight full-time employees and three consultants. We plan to add corporate and managerial staff as necessary consistent with the growth of our operations.

We plan to concentrate on the acquisition of companies where the employees are not, and have not historically been, members of unions. However, there is no assurance that any company that we acquire will not be the subject of a successful unionization vote.

PART 1A - RISK FACTORS

This Form 10-K contains “forward-looking statements.” The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: Ksix Holding’s future financial performance, Ksix Holding’s business prospects and strategy, anticipated trends and prospects in the industries in which Ksix Holding’s businesses operate and other similar matters. These forward-looking statements are based on Ksix Holdings management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: changes in senior management at Ksix Holdings and/or its businesses, changes in our relationship with, or policies implemented by, Google, adverse changes in economic conditions, either generally or in any of the markets or industries in which Ksix Holding’s businesses operate, adverse trends in the online advertising industry or the advertising industry generally, our ability to convert visitors to our various websites into users and customers, our ability to offer new or alternative products and services in a cost-effective manner and consumer acceptance of these products and services, changes in industry standards and technology, actual tax liabilities that differ materially from our estimates, operational and financial risks relating to acquisitions, our ability to expand successfully into international markets and regulatory changes. Certain of these and other risks and uncertainties are discussed in Ksix Holding’s filings with the SEC. Other unknown or unpredictable factors that could also adversely affect Ksix Holding’s business, financial condition and operating results may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Ksix Holdings management as of the date of this report. Ksix Holdings does not undertake to update these forward-looking statements.

RISKS RELATED TO OUR BUSINESS

A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Some of these laws, such as income, sales, use, value-added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged. Many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain.

For example, through our various businesses we post and link to third party content, including third party advertisements, links and websites. We also allow users to submit content, such as comments, photographs and videos. We could be subject to liability for posting, hosting or linking to third party content, and while we generally require third parties to indemnify us for related claims, we may not be able to enforce our indemnification rights. Some laws, including the Communications Decency Act, or CDA, and the Digital Millennium Copyright Act, or DMCA, limit our liability for posting or linking to third party content. For example, the DMCA generally protects online service providers from claims of copyright infringement based on the storage of third party content at the direction of the user, so long as certain statutory requirements are satisfied. However, the scope and applicability of the DMCA are subject to judicial interpretation and, as such, remain uncertain, and the U.S. Congress may enact legislation affecting (and potentially limiting) the protections afforded by the DMCA to online service providers. Moreover, similar protections may not exist in other jurisdictions in which our various businesses operate. As a result, claims have been, and could be, threatened and filed under both U.S. and foreign laws based upon use of third party content asserting, among other things, negligence, defamation, invasion of privacy or right or publicity, copyright infringement or trademark infringement.

Also, we send electronic messages to users through our various businesses, as well as develop, market and/or distribute a variety of downloadable applications through our B2C and B2B operations, which could subject us to liability for failing to comply with laws governing the sending of electronic messages to our users and the installation of downloadable applications. For example, Canada’s Anti-Spam Legislation (“CASL”), which became effective on July 1, 2014, prohibits all commercial electronic messages (including e-mail, text, social media, sound and image messages) that are sent without proper consumer consent. And, effective January 15, 2015, the CASL restricts the unsolicited installation of computer programs and applications. While several Canadian regulators are jointly empowered to enforce and issue administrative and monetary penalties for CASL violations, effective July 1, 2017 individuals may also file private and class action lawsuits to collect statutory damages for CASL violations.

In addition, changing Internet business practices may attract increased legal and regulatory attention. One example of such changing practices is the increasing use of “native” advertising, a form of advertising in which sponsored content is presented in a manner that some may view as similar to traditional editorial content. The U.S. Federal Trade Commission has indicated that it will continue to monitor the use of online native advertising to ensure that it is presented in a manner that is not confusing or deceptive to consumers.

Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition, if the laws to which we are currently subject are amended or interpreted adversely to our interests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to our customers. Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities. While we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.

Our success depends, in part, on the integrity of our systems and infrastructures and those of third parties. System interruptions and the lack of integration and redundancy in our and third party information systems may affect our business.

To succeed, our systems and infrastructures must perform well on a consistent basis. From time to time, we may experience occasional system interruptions that make some or all of our systems or data unavailable or that prevent us from providing products and services. Moreover, as traffic to our websites, applications and online properties increases and the number of new (and presumably more complex) products and services that we introduce continues to grow, we will need to upgrade our systems, infrastructures and technologies generally to facilitate this growth. If we fail to do so, users, customers and third parties with whom we do business may not be able to access our products and services on an intermittent or prolonged basis, which could adversely affect the quality of their experiences. In addition, we could experience inefficiencies and/or operational failures in connection with these efforts, which could have the same effect. Moreover, even if we do not experience inefficiencies and/or operational failures in connection with these efforts, third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations) may not make the changes to their systems, infrastructures and technologies needed to access our products and services on a timely basis, if at all. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.

We also rely on third party computer systems, data centers, broadband and other communications systems and service providers in connection with the provision of our products and services generally, as well as to facilitate and process certain transactions with our users and customers. Any interruptions, outages or delays in our systems or those of our third party providers, or deterioration in the performance of these systems, could impair our ability to provide our products and services and/or process certain transactions with users and customers. Furthermore, fire, power loss, telecommunications failure, natural disasters, acts of war or terrorism, acts of God and other similar events or disruptions may damage or interrupt computer, data, broadband or other communications systems at any time. Any event of this nature could cause system interruptions, delays and loss of critical data, and could prevent us from providing services to users and customers. While we have backup systems in place for certain aspects of our operations, our systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

If any of these events were to occur, it could damage our reputation and result in the loss of current and potential users and customers, which could have an adverse effect on our business, financial condition and results of operations and otherwise be costly to remedy.

We operate in various international markets, some in which we have limited experience. As a result, we face additional risks in connection with our international operations. Also, we may not be able to successfully expand into new, or further into our existing, international markets.

We currently operate in various jurisdictions abroad and may continue to expand our international presence. In order for our products and services in these jurisdictions to achieve widespread acceptance, commercial use and acceptance of the Internet must continue to grow, which growth may occur at slower rates than those experienced in the United States. Moreover, we must continue to successfully tailor our products and services to the unique customs and cultures of foreign jurisdictions, which can be difficult and costly and the failure to do so could slow our international growth and adversely impact our business, financial condition and results of operations.

Operating abroad, particularly in jurisdictions where we have limited experience, exposes us to additional risks. For example, we may experience difficulties in managing international operations due to distance, language and cultural differences and political and/or economic instability, including issues associated with establishing and maintaining effective management systems and infrastructures (including disclosure controls and procedures and internal control over financial reporting), the staffing of foreign operations, exchange rate fluctuations and online privacy and protection of personal information. Our success in international markets will also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms and successfully integrate their businesses and operations with our own.

We may not be able to identify suitable acquisition candidates and even if we are able to do so, we may experience operational and financial risks in connection with acquisitions. In addition, some of the businesses we acquire may incur significant losses from operations or experience impairment of carrying value.

We continue to seek to identify potential acquisition candidates that will allow us to apply our expertise to expand their capabilities, as well as maximize our existing assets. As a result, our future growth may depend, in part, on acquisitions. We may not be able to identify suitable acquisition candidates or complete acquisitions on satisfactory pricing or other terms and we expect to continue to experience competition in connection with our acquisition-related efforts.

Even if we identify what we believe to be suitable acquisition candidates and negotiate satisfactory terms, we may experience operational and financial risks in connection with acquisitions, and to the extent that we continue to grow through acquisitions, we will need to:

●	Successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems, of acquired businesses with our existing operations and systems;

●	successfully identify and realize potential synergies among acquired and existing businesses;

●	retain or hire senior management and other key personnel at acquired businesses; and

●	successfully manage acquisition-related strain on the management, operations and financial resources of Ksix Holdings and its businesses and/or acquired businesses.

We may not be successful in addressing these challenges or any other problems encountered in connection with historical and future acquisitions. In addition, the anticipated benefits of one or more acquisitions may not be realized and future acquisitions could result in increased operating losses, potentially dilutive issuances of equity securities and the assumption of contingent liabilities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.

We may not be able to protect our systems, infrastructures and technologies from cyber attacks. In addition, we may be adversely impacted by cyber attacks experienced by third parties. Any disruption of our systems, infrastructures and technologies, or compromise of our user data or other information, due to cyber attacks could have an adverse effect on our business, financial condition and results of operations.

The incidence of malicious technology-related events, such as cyber attacks, computer hacking, computer viruses, worms or other destructive or disruptive software, distributed denial of service attacks or other malicious activities (or any combination of these events) is on the rise worldwide. From time to time, we may become the victim of these types of attacks.

While we continuously develop and maintain systems to detect and prevent events of this nature from impacting our various businesses, these efforts are costly and require ongoing monitoring and updating as technologies change and efforts to overcome preventative security measures become more sophisticated. Despite our efforts, we cannot assure you that these events will not occur in the future and if they do occur, will not have an adverse effect on our business, financial condition and results of operations.

Furthermore, we may become the victim of security breaches, such as the misappropriation, misuse, leakage, falsification or accidental release or loss of user, customer or vendor data maintained in our information technology systems or those of third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations).

Any cyber attack or security breach we experience could prevent us from providing our products and services, damage our reputation, erode our brands and/or be costly to remedy, as well as result in a degradation of our products and services and/or cause damage to our systems, infrastructures, technologies and data. Even if we do not experience such events, the impact of any such events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day to day operations) could have a similar effect. Moreover, even cyber attacks and security breaches that do not impact us directly may result in a loss of consumer confidence generally, which could make consumers and users less likely to use our products and services.

In addition, we may not have adequate insurance coverage to compensate for losses resulting from any of these events.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We receive, transmit and store a large volume of personal information and other user data (including personal credit card data, as well as private content (such as videos and correspondence)) in connection with the processing of search queries, the provision of online products and services, transactions with users and customers and advertising on our websites. The sharing, use, disclosure and protection of this information are determined by the respective privacy and data security policies of our various businesses. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy generally and the storing, sharing, use, disclosure and protection of personal information and user data. Examples include the European Union Data Protection Directive (as adopted and implemented by the various European Union member states, the “EU Directive”), various U.S. state regulations concerning minimum data security standards, industry self-regulating principles that have become standard practice and more stringent contractual protections (and related compliance obligations) regarding privacy and data security.

In addition, if an online service provider fails to comply with its privacy policy, it could become subject to an investigation and/or proceeding for unfair or deceptive practices brought by the U.S. Federal Trade Commission under the Federal Trade Commission Act (and/or brought by a state attorney general pursuant to a similar state law), as well as a private lawsuit under various U.S. federal and state laws. Similarly, in the European Union, the online service provider could become subject to an investigation and/or proceeding for the violation of the data protection laws and regulations brought by a member state or its supervisory authority (an independent body charged with monitoring compliance with data protection laws), as well as private causes of action under the EU Directive. In general, personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world (particularly in the European Union), the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

U.S. and foreign legislators and regulators may enact new laws and regulations regarding privacy and data security. For example, in May 2014, the White House released a review of “big data” practices, which called for an update to U.S. privacy laws based on the proposed Consumer Privacy Bill of Rights released by the White House in February 2012 and the enactment of a federal data breach notification law. In addition, in February 2013 the U.S. Federal Trade Commission issued a report seeking changes in Internet and mobile privacy protection and disclosures. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in the European Union), are being proposed and implemented. For example, legislation in the state of California that became effective on January 1, 2014 requires companies that collect personal information to disclose how they respond to web browser “Do Not Track” signals and the European Union is in the process of adopting new guidelines for data protection and privacy to address recent globalization and technological developments, which will supersede the EU Directive. In addition, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our businesses. New laws and regulations (or new interpretations of existing laws) in this area may make it more costly to operate our businesses and/or limit our ability to engage in certain types of activities, such as targeted advertising, which could adversely affect our business, financial condition and results of operations.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of consumer and other user data collected by our businesses. Also, we cannot guarantee that our security measures will prevent security breaches. In the case of security breaches involving personal credit card data, credit card companies could curtail our ability to transact payments and impose fines for failure to comply with Payment Card Industry (PCI) Data Security Standards. Moreover, any such breach could decrease consumer confidence in the case of the business that experienced the breach or our businesses generally, which would decrease traffic to (and in turn, usage and transactions on) the relevant website and/or our various websites and which in turn, could adversely affect our business, financial condition and results of operations. The failure of any of our businesses, or their various third party vendors and service providers, to comply with applicable privacy policies, federal, state or foreign privacy laws and regulations or PCI standards, as well as the unauthorized release of personal information or other user data for any reason, could adversely affect our business, financial condition and results of operations.

Our success depends, in part, on our ability to develop and monetize mobile versions of our products and services.

Our success depends, in part, on our ability to develop and monetize mobile versions of our products and services. While many of our users continue to access our products and services through personal computers, users of (and usage volumes on) mobile devices, including smartphones and tablets, continue to increase relative to those of personal computers. While we have developed mobile versions of certain of our products and services (and have developed certain products and services exclusively for mobile devices) and intend to continue to do so in the future, we may not be able to monetize these applications as effectively as we monetize our non-mobile products and services. In addition, the success of our mobile applications is dependent on their interoperability with various mobile operating systems, technologies, networks and standards that we do not control and any changes in any of these things that compromise the quality or functionality of our products and services could adversely impact usage of our products and services on mobile devices and, in turn, our ability to attract advertisers. Lastly, as the adoption of mobile devices becomes more widespread, we will need to take steps to ensure that our products and services are attractive to users of mobile devices. This shift could adversely affect our business, financial condition and results of operations if we are unable to replace the related revenues.

The Internet and related technologies and applications continue to evolve and we may not be able to adapt to these changes.

The development of new products and services in response to the evolving trends and technologies of the Internet, as well as the identification of new business opportunities in this dynamic environment, require significant time and resources. We may not be able to adapt quickly enough (and/or in a cost-effective manner) to these changes, appropriately time the introduction of new products and services to the market or identify new business opportunities in a timely manner. Also, these changes could require us to modify related infrastructures and our failure to do so could render our existing websites, applications, services and proprietary technologies obsolete. Our failure to respond to any of these changes appropriately (and/or in a cost effective manner) could adversely affect our business, financial condition and results of operations.

We depend, in part, upon arrangements with third parties to drive traffic to our various websites and advertisers offers.

We engage in a variety of activities designed to attract traffic to our various websites, advertisers offers and convert visitors into repeat users and customers. How successful we are in these efforts depends, in part, upon our continued ability to enter into arrangements with third parties to drive traffic to our various websites and offers, as well as the continued introduction of new and enhanced products and services that resonate with users and customers generally.

For example, we have entered into (and expect to continue to enter into) agreements to distribute surveys, CPA offers, and app installs through third parties. Most of these agreements are either non-exclusive and short-term in nature or, in the case of long-term or exclusive agreements, are terminable by either party in certain specified circumstances. In addition, a few of these agreements collectively represent a significant percentage of the revenue generated by our B2B operations. Our inability to enter into new (or renew existing) agreements to distribute our advertisers offers through third parties for any reason would result in decreases in website traffic, queries and advertising revenue, which could have an adverse effect on our business, financial condition and results of operations.

Our success depends upon the continued growth and acceptance of online advertising, particularly paid listings, as an effective alternative to traditional, offline advertising and the continued commercial use of the Internet.

We continue to compete with traditional advertising media, including television, radio and print, in addition to a multitude of websites with high levels of traffic and online advertising networks, for a share of available advertising expenditures and expect to face continued competition as more emerging media and traditional offline media companies continue to enter the online advertising market. We believe that the continued growth and acceptance of online advertising generally will depend, to a large extent, on its perceived effectiveness and the acceptance of related advertising models (particularly in the case of models that incorporate user targeting and/or utilize mobile devices), the continued growth in commercial use of the Internet (particularly abroad), the extent to which web browsers, software programs and/or other applications that limit or prevent advertising from being displayed become commonplace and the extent to which the industry is able to effectively manage click fraud. Any lack of growth in the market for online advertising, particularly for paid listings, or any decrease in the effectiveness and value of online advertising (whether due to the passage of laws requiring additional disclosure, an industry-wide move to self-regulatory principles that require additional disclosure and/or opt-in policies for advertising that incorporate user targeting or other developments) would have an adverse effect on our business, financial condition and results of operations.

General economic events or trends that reduce advertising spending could harm our business, financial condition and results of operations.

A substantial portion of our consolidated revenue is attributable to online advertising. Accordingly, we are particularly sensitive to events and trends that could result in decreased advertising expenditures. Advertising expenditures have historically been cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns, as well as levels of consumer confidence and discretionary spending.

Small and local businesses with which we do business are particularly sensitive to these events and trends, given that they are not as well situated to weather adverse economic conditions as their larger competitors, which are generally better capitalized and have greater access to credit. In the recent past, adverse economic conditions have caused, and if such conditions were to recur in the future they could cause, decreases and/or delays in advertising expenditures, which would reduce our revenues and adversely affect our business, financial condition and results of operations.

We depend on our key personnel.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals, with the continued contributions of our senior management being especially critical to our success. Competition for well-qualified employees across Ksix Holdings and its various businesses is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. While we have established programs to attract new employees and provide incentives to retain existing employees, particularly our senior management, we cannot assure you that we will be able to attract new employees or retain the services of our senior management or any other key employees in the future. Effective succession planning is also important to our future success. If we fail to ensure the effective transfer of senior management knowledge and smooth transitions involving senior management across our various businesses, our ability to execute short and long term strategic, financial and operating goals, as well as our business, financial condition and results of operations generally, could be adversely affected.

Mr. Matzinger owns a significant percentage of the voting power of our stock and will be able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

As of December 9, 2015, Mr. Matzinger owned 24,778,761 shares of Ksix Holdings common stock representing 68.58% of Ksix Holdings outstanding common stock and approximately 68.58% of the total outstanding voting power of Ksix Holdings.

In addition, under an amended and restated governance agreement between Ksix Holdings and Mr. Matzinger, for so long as Mr. Matzinger serves as Ksix Holdings Chairman and Senior Executive, he generally has the right to consent to limited matters in the event that Ksix Holding’s ratio of total debt to EBITDA (as defined in the governance agreement) equals or exceeds four to one over a continuous twelve-month period. While Mr. Matzinger may not currently exercise this right, no assurances can be given that this right will not become exercisable in the future, and if so, that Mr. Matzinger will consent to any of the limited matters at such time, in which case Ksix Holding would not be able to engage in transactions or take actions covered by this consent right.

As a result of Mr. Matzinger’s ownership interest, voting power and the contractual rights described above, Mr. Matzinger currently is in a position to influence, subject to our organizational documents and Nevada law, the composition of Ksix Holding’s Board of Directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. In addition, this concentration of voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to Ksix Holding’s, which could adversely affect the market price of Ksix Holdings securities.

RISKS RELATED TO OUR SECURITIES AND THE OVER THE COUNTER MARKET

Trading on the Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Even though we are a fully reporting issuer with the Securities and Exchange Commission, our common stock is quoted on the “Pink Sheets” as provided by OTC Markets under the ticker symbol “KSIX” (the “Pink Sheets”). Trading in stock quoted on the Pink Sheets, or any other over the counter venues, is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Rule 144 sales in the future may have a depressive effect on our stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the company is a current reporting company under the 1934 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We do not intend to pay dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

If we are unable to continue as a going concern, investors may face a complete loss of their investment.

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

OTHER RISKS

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2: DESCRIPTION OF PROPERTIES

The Company leases office space at 6795 S. Edmond Street 3rd Floor, Las Vegas, Nevada 89118, which contains 65,000 square foot of collaborative work space which allows us to expand and contract as needed. Currently we have a year lease with a thirty day cancelation policy which costs $1,825 per month. The Company feels that its current office space described above is adequate for the business operations of the Company for the next twenty-four (24) months.

ITEM 3: LEGAL PROCEEDINGS

The Company is not currently involved in any litigation.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our $0.001 par value per share common stock is traded in the OTC Markets Inc. Pink Current Information Tier (OTC.PK) under the symbol “KSIX.” Until we began trading on July 24, 2007, there was no public market for our common stock. Previously we traded under the symbol NAEY.

On March 31, 2015, the Company effected a 1 for 23 reverse stock split. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended December 31, 2015 and 2014. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

Period ended	High	Low
December 31, 2015	$0.550	$0.110
September 30, 2015	$0.400	$0.200
June 30, 2015	$0.750	$0.050
March 31, 2015	$0.230	$0.138

December 31, 2014	$0.460	$0.115
September 30, 2014	$0.345	$0.092
June 30, 2014	$0.897	$0.191
March 31, 2014	$0.920	$0.092

The OTCBB is a quotation service sponsored by the Financial Industry Regulatory Authority (FINRA) that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Recent Sales of Unregistered Securities

During three months ended December 31, 2015, the Company issued an aggregate of 1,250,000 shares of common stock in one unregistered transaction:

On October 12, 2015, the Company issued 1,250,000 shares of restricted common stock to acquire all of the membership interests of DigitizeIQ, LLC. The shares were valued at $0.38 per share. The shares of common stock were issued to the owner of the membership units of DigitizeIQ, LLC in reliance on Section 4(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Holders

As of March 15, 2016, there are approximately 47 shareholders of record of the Company’s common stock, which does not include shareholders holding their shares in street name.

Dividend Policy

The Board of Directors has never declared or paid a cash dividend. At this time, the Board of Directors does not anticipate paying dividends in the future. The Company is under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on the Company’s future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. The Company plans to retain any earnings for use in the operation of our business and to fund future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any formal equity compensation plans.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2015, the Company did not purchase any shares of its common stock.

ITEM 6: SELECTED FINANCIAL DATA

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement.

Historical

The accompanying consolidated financial statements as of December 31, 2015 and for the year then ended and for the period from inception (November 5, 2014) through December 31, 2014 includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings. These are the amounts included in the historical columns below. Historical operations include the operations of the Company and its subsidiaries from the respective dates of acquisition to the year-end periods referred to above, as follows:

Ksix Media Holdings, Inc. – from date of merger with Ksix Media, Inc. – April 24, 2015

Ksix Media, Inc. – from inception - November 5, 2014

Ksix, LLC – from date of acquisition – December 23, 2014

Blvd. Media Group, LLC – from date of acquisition – December 23, 2014

DigitizeIQ, LLC – from date of acquisition – October 12, 2015

Pro forma

The pro forma amounts below, for the years ended December 31, 2015 and 2014, include the historical results of operations plus the results of operations included in 2015 and 2014 that was before the date of all acquisitions, as if the acquisition occurred on January 1 of each year, or the date of formation, whichever is later. Pro forma operations include the operations of the Company and its subsidiaries from the dates of acquisition as follows:

Ksix Media Holdings, Inc. – from date of merger with Ksix Media, Inc. – April 24, 2015

Ksix Media, Inc. – from inception - November 5, 2014

Ksix, LLC – from January 1, 2014

Blvd. Media Group, LLC – from January 1, 2014

DigitizeIQ, LLC – from inception - July 23, 2014

COMPARISON OF YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenues during the years ended December 31, 2015 and 2014 consisted of the following:

	Historical		Pro Forma
	2015	2014	2015	2014

Revenue	$2,832,853	$31,290	$6,553,807	$3,559,150
Cost of revenue	2,332,194	21,855	5,273,497	2,349,686
Gross profit	$500,659	$9,435	$1,280,310	$1,209,464

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $182,098 (8.3%) during the year ended December 31, 2015 as compared to the prior year pro forma period. KSIX lost a major customer during the quarter ended June 30, 2015, causing a decline in revenue.

BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. BMG revenues decreased $255,390 (52.6%) during the year ended December 31, 2015 as compared to the prior year period. The decline in BMG revenues is primarily the result of a switch in demand from desktop games to mobile games.

DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. Historically, DIQ represented 20.8% of 2015 revenues and on a pro forma basis 65.7%.

Historical cost of revenue amounted to 82.3% of gross revenue in 2015 and 69.8% in the shortened 2014 period. On a pro forma basis, cost of revenue amounted to 80.5% of gross revenue in 2015 and 66.0% in the 2014 period. The higher cost of revenue for 2015 was primarily a result of DIQ’s historical cost of revenue being 155.7% and proforma cost of revenue being 89.5%. During the shortened historical period for DIQ, the Company experienced a learning curve when taking over the new operation which resulted in the cost exceeding the revenue.

Costs and expenses during the years ended December 31, 2015 and 2014 were as follows:

	Historical		Pro Forma
	2015	2014	2015	2014

Depreciation and amortization	$501,091	$8,371	$928,777	$929,051
Selling, general and administrative	1,320,535	61,851	2,350,850	1,331,705
Total	$1,821,626	$70,222	$3,279,627	$2,260,756

Depreciation and amortization in 2015 is primarily the amortization of intangible assets which commenced December 23, 2014 (Ksix and BMG) and October 12, 2015 (DIQ), when acquired. The pro forma numbers assumed the acquisitions had occurred at the beginning of each period, and accordingly, the amortization of intangible assets was substantially higher. On a historical basis, selling, general and administrative expense increased $1,258,684 in 2015 from 2014; due to the short period Ksix and BMG were owned in 2014. On a proforma basis, selling, general and administrative expense increased $1,019,145 (76.5%) in 2015 as compared to 2014. The majority of this increase is an increase in DIQ’s selling, general and administrative expense of $819,994 which was a result of it operating for the full year in 2015 and only approximately one quarter of the year in 2014.

Selling, general and administrative expense during the years ended December 31, 2015 and 2014 is as follows:

	Historical		Pro Forma
	2015	2014	2015	2014

Payroll and payroll taxes	$558,852	$10,587	$710,996	$537,361
Outside contractors and consultants	261,654	-	869,630	214,379
Bad debt expense	97,406	-	202,496	35,137
Professional services	121,838	46,000	153,389	210,236
Webhosting and internet	51,200	-	54,123	61,435
Advertising and marketing	36,601	-	36,601	52,965
Insurance	44,403	-	44,816	57,597
Dues and subscriptions	24,466	-	32,924	29,134
Rent	24,698	-	33,746	22,154
Other	99,417	5,264	212,129	111,307
Total	$1,320,535	$61,851	$2,350,850	$1,331,705

Historical selling, general and administrative expenses increased $1,244,578 in 2015 as compared to 2014, due to the short period that Ksix and BMG were owned in the 2014 year. On a proforma basis, selling, general and administrative expense increased $1,005,039 (75.5%) in 2015 as compared to 2014. The majority of this increase is an increase in DIQ’s selling, general and administrative expense of $819,994 which was a result of it operating for the full year in 2015 and only approximately one quarter in the 2014 year. The following explains the changes in specific expenses from 2014 to 2015 on a pro forma basis.

●	Payroll and payroll taxes increased $173,635 (32.3%) in the 2015 year as compared to 2014. This is primarily due to the increase in DIQ payroll and payroll taxes from $5,882 in the 2014 year to $152,144 in the 2015 year and an accrual of $39,219 related to stock options in 2015. This increase was offset partially by a decrease in BMG’s payroll and payroll taxes of $29,666 and an increase of $17,820 in Ksix payroll and payroll taxes.

●	Outside contractors and consultants increased $655,251 (305.7%) in 2015 from the amount in 2014. Of this amount, $533,476 is from DIQ operations, who have historically utilized contracted services rather than direct payroll for the majority of services. In addition, the Company incurred approximately $106,000 in consulting services related to the merger with North American Energy Resources, Inc. and beginning operations as a public company.

●	Bad debt expense increased from $35,137 in the 2014 period to $202,496 in the 2015 year, $167,359 (476.3%). This increase is primarily the result of no bad debt expense for DIQ in 2014 and $105,090 in 2015 and an increase in Ksix bad debt expense of $62,269.

●	Professional services declined from $210,236 in 2014 to $153,389 in 2015, $56,847 (27.0%). DIQ’s professional services amounted to $86,372 in 2014 during its startup and declined to $32,801 in 2015, accounting for the decrease. This decrease was offset by increases associated with audit, accounting and legal costs.

●	Webhosting and internet costs amounted to $61,435 in 2014 and $54,123 in 2015, a decrease of $7,312 (11.9%). There were no major changes in 2015.

●	Advertising and marketing costs amounted to $52,965 in 2014 and $36,601 in 2015, a decrease of $16,364 (30.9%). The majority of this decrease is a decline of $10,848 in BMG advertising costs.

●	Insurance costs amounted to $57,597 in 2014 as compared to $44,816 in 2015, a decrease of $12,781 (22.2%). The majority of the decrease is a decline of $9,587 in the insurance costs at DIQ.

●	Dues and subscriptions amounted to $29,134 in 2014 and $32,924 in 2015, an increase of $3,790 (13.0%). The increase is primarily due to the increased level of operations.

●	Rent expense in 2014 amounted to $22,154 and $33,746 in 2015, an increase of $11,592 (52.3%). The majority of this increase was associated with DIQ and is expected to be eliminated with the move of operations into the Ksix Holdings offices.

●	Other selling, general and administrative expenses amounted to $111,307 in 2014 and $212,129 in 2015, an increase of $100,822 (90.6%). The majority of this increase is associated with the operations of DIQ, which increased $84,935 in the 2015 period from the 2014 period, primarily due to operating for a full 12 months in 2015 as compared to only approximately 3 months in the 2014 period.

Other income (expense) during the years ended December 31, 2015 and 2014 is as follows:

	Historical		Pro Forma
	2015	2014	2015	2014

Interest expense	$(15,201)	$(216)	$(15,201)	$(12,056)
Gain on bargain purchase	-	54,080	-	54,080
Other income	65	-	65	6,165
Total	$(15,136)	$53,864	$(15,136)	$48,189

Interest expense includes $7,158 in 2015 and $12,056 on a note for which the balance is declining. In addition, interest expense in 2015 includes $6,365 in debt discount amortization. When Ksix Media, Inc. acquired Ksix and BMG in December 2014, it realized a gain of $54,080 from the bargain purchase.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company has entered into loan agreements to finance the purchase of the operating business of KSIX and BMG and is currently selling common stock and seeking longer term debt to assist in reducing and retiring this debt. The Company is in a growth mode, which results in receivables increasing and can cause cash shortages from time-to-time. Additionally, the Company lost a major customer in the second quarter which resulted in a decline in 2015 revenues as compared to 2014 revenues. On October 12, 2015, the Company acquired DigitizeIQ, LLC, which had a total of $1,000,000 in cash requirements over the subsequent 150 days. As of March 12, 2015, the due date of the last payment, the Company has made $500,000 of the required payments and still owes $500,000. The Company is negotiating with the seller of DIQ to reduce and restructure the payments.

At December 31, 2015 and 2014, our current assets were $346,043 and $323,937, respectively, and our current liabilities were $2,597,008 and $635,295, respectively, which resulted in a working capital deficit of $2,250,965 and $311,358, respectively.

Total assets at December 31, 2015 and 2014 amounted to $2,626,823 and $1,463,313, respectively. At December 31, 2015, assets consisted of current assets of $346,043, property and equipment of $14,422 and net intangible assets of $2,266,358, as compared to current assets of $323,937, property and equipment of $4,566 and net intangible assets of $1,134,810 at December 31, 2014.

At December 31, 2015, our total liabilities of $3,233,570 increased $1,803,334 (126.1%) from $1,430,236 at December 31, 2014. The increase primarily consists of an increase in notes payable and long-term debt of $556,010 (including related party of $107,500), an increase in accounts payable and accrued expenses of $217,272, an increase in credit card liability of $274,135, an increase in deferred revenue of $518,240 and additional net related party advances of $237,677. These increases are not adjusted for the effect of the acquisition of DIQ in October 2015.

At December 31, 2015, our stockholders’ equity (deficit) was ($606,747) as compared to stockholders’ equity of $33,077 at December 31, 2014. The principal reason for the decrease in stockholders’ equity was the operating loss for the year of $1,336,103, less the effect of the sale of common stock for $300,065 in cash, the common stock issued in the acquisition of DigitizeIQ, LLC and common stock issued for services. In addition, the merger of the Companies in April 2015 resulted in an increase in the stockholders’ deficit of $84,780.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2015 and 2014.

	2015	2014

Net cash used in operating activities	$(224,521)	$(23,842)
Net cash provided by (used in) investing activities	18,331	(18,666)
Net cash provided by financing activities	237,862	80,325
Net increase in cash and cash equivalents	$31,672	$37,817

At December 31, 2015, the Company had the following material commitments and contingencies.

Acquisitions – See Note 4 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,767,596 ($107,500 in related party long-term debt), See Notes 8 and 9 to the Consolidated Financial Statements.

Advances from related party - $318,002 balance owed on non-interest bearing basis. See Note 12 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any significant capital expenditures during the year through September 30, 2015, which required cash. In October 2015, the Company acquired DIQ and paid cash in the net amount of $100,000 and issued short term notes for $750,000. The Company does plan to use acquisitions to grow its revenue base through use of its common stock, debt financing and available cash. The Company has initiated efforts to raise the required capital, however, there can be no assurance that it will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows – The loss of a major customer during the second quarter has reduced cash flows from operations. The Company acquired DIQ in October 2015, which had a requirement for net cash payments of $100,000 in October 2015 plus $750,000 in notes due over the 150 days following the acquisition. There can be no assurance that the Company will be able to replace the lost business, become proficient in operating its new business or be able to fund operations in the future.

Going Concern – Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the year ended December 31, 2015. These factors create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the year ended December 31, 2015, we were required to make material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses as a result of the acquisitions completed during the year. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Ksix Media Holdings, Inc. together with the report thereon of Paritz & Company, P.A. for the year ended December 31, 2015 and the period from inception (November 5, 2014) through December 31, 2014, is set forth as follows:

To the Members of Board of directors of Ksix Media Holdings, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Ksix Media Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015 and for the period from inception (November 5, 2014) to December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ksix Media Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from inception (November 5, 2014) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a loss of $1,336,103 for the year ended December 31, 2015 and has an accumulated deficit of $1,427,806 as of December 31, 2015.  Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 12, 2016

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$69,489	$37,817
Accounts receivable, less allowance for doubtful accounts of $148 and $0, respectively	275,092	281,658
Prepaid expenses	1,462	4,462
Total current assets	346,043	323,937
Property and Equipment, less accumulated depreciation of $1,147 and $19, respectively	14,422	4,566
Intangible assets less accumulated amortization of $507,777 and $8,352, respectively	2,266,358	1,134,810
Total assets	$2,626,823	$1,463,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$355,597	$138,325
Credit card liability	274,135	-
Deferred revenue	518,240	-
Advance from related party	318,002	80,325
Current portion of long-term debt - related party	26,875	-
Notes payable and current portion of long-term debt	1,104,159	416,645
Total current liabilities	2,597,008	635,295
Long-term debt less current installments - related party	80,625
Long-term debt less current installments	555,937	794,941
Total liabilities	3,233,570	1,430,236
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 36,130,432 shares and 28,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	36,130	28,000
Additional paid in capital	784,929	12,000
Accumulated deficit	(1,427,806)	(6,923)
Total stockholders’ equity (deficit)	(606,747)	33,077
Total liabilities and stockholders’ equity (deficit)	$2,626,823	$1,463,313

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Year ended December 31, 2015 and period from inception

(November 5, 2014) through December 31, 2014

	2015	2014

Revenue	$2,832,853	$31,290
Cost of revenue	2,332,194	21,855
Gross profit	500,659	9,435
Costs and expenses
Depreciation and amortization	501,091	8,371
Selling, general and administrative	1,320,535	61,851
Total costs and expenses	1,821,626	70,222
Operating loss	(1,320,967)	(60,787)
Other income (expense):
Interest expense	(15,201)	(216)
Interest and other income, net	65	-
Gain on bargain purchase	-	54,080
Total other income (expense)	(15,136)	53,864
Net loss	$(1,336,103)	$(6,923)

Net loss per common share, basic and diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding	33,221,122	28,000,000

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

Year ended December 31, 2015 and period from inception (November 5, 2014) through December 31, 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, November 5, 2014	-	$-	-	$-	$-	$-	$-
Common stock issued for:
Founder	-	-	20,000,000	20,000	-	-	20,000
Consulting contract			1,000,000	1,000	19,000		20,000
Reclassification of shares			7,000,000	7,000	(7,000)		-
Net loss	-	-	-	-	-	(6,923)	(6,923)
Balance, December 31, 2014	-	-	28,000,000	28,000	12,000	(6,923)	33,077
Common stock issued for:
Acquisition of Ksix Media, Inc.	-	-	3,114,812	3,114	(12,000)	(84,780)	(93,666)
Cash	-	-	3,717,620	3,718	296,347	-	300,065
Consulting contract	-	-	48,000	48	14,832	-	14,880
Acquisition of DigitizeIQ LLC	-	-	1,250,000	1,250	473,750	-	475,000
Net loss						(1,336,103)	(1,336,103)
Balance, December 31, 2015	-	$-	36,130,432	$36,130	$784,929	$(1,427,806)	$(606,747)

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the year ended December 31, 2015 and the period from inception (November 5, 2014)

through December 31, 2014

	2015	2014
Operating activities
Net loss	$(1,336,103)	$(6,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	501,091	8,371
Gain on bargain purchase		(54,080)
Common stock of Ksix Media, Inc. issued for services	62,880	40,000
Bad debt expense	97,406	-
Amortization of debt discount	6,365	-
Changes in operating assets and liabilities:
Accounts receivable	(86,040)	(3,486)
Prepaid expenses	3,000	253
Deferred revenue	229,520	-
Accounts payable and accrued expenses	176,322	(7,977)
Credit card liability	121,038	-
Net cash used in operating activities	(224,521)	(23,842)
Investing activities
Purchase of property and equipment	(9,732)	-
Cash paid in acquisition of DigitizeIQ, LLC	(250,000)	-
Refund from seller of DigitizeIQ, LLC	150,000	-
Cash received in acquisition of DigitizeIQ, LLC	128,063	-
Cash paid in acquisition of KSIX and BMG	-	(50,000)
Cash received in acquisition of KSIX and BMG	-	31,334
Net cash provide by (used in) investing activities	18,331	(18,666)
Financing activities
Sale of common stock for cash	300,065	-
Advances from related party, net of repayment	237,677	80,325
Loan repayment	(299,880)	-
Net cash provided by financing activities	237,862	80,325
Net increase in cash and cash equivalents	31,672	37,817
Cash and cash equivalents, beginning of period	37,817	-
Cash and cash equivalents, end of period	$69,489	$37,817

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$7,158	$-
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for public relation services contract	$14,880	$-
Note payable issued in acquisition of KSIX and BMG	-	950,000
Notes payable issued in acquisition of DigitizeIQ, LLC	750,000	-
Common stock issued in acquisition of DigitizeIQ, LLC	475,000	-

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

1	BASIS OF PRESENTATION AND BUSINESS

Basis of presentation

The accompanying consolidated financial statements include the accounts of KSIX Media Holdings, Inc. (“Holdings”), a Nevada corporation, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), a Nevada corporation, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Blvd. Media Group, LLC (“BMG”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 and North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“Agreement”) with DIQ and its sole owner. DIQ is a full service digital advertising agency which became a wholly owned subsidiary of the Company.

On or about April 27, 2015, KSIX Media Holdings, Inc. (formerly “North American Energy Resources, Inc.” the Registrant) (the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of KSIX Media, Inc. whose primary business is the operation of a diverse advertising network through its wholly-owned subsidiaries KSIX and BMG. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares (22,600,000 shares) of the common stock of KSIX Media, Inc. from its shareholders in exchange for 28,000,000 restricted shares of its common stock. In July 2015, the Company completed the change of its name from North American Energy Resources, Inc. to KSIX Media Holdings, Inc.

The share exchange agreement was accounted for as a reverse merger, whereby KSIX Media, Inc. is the accounting acquirer and KSIX Media Holdings, Inc. is the legal surviving reporting company. The historical financial statements represent those of KSIX Media, Inc. which was formed on November 5, 2014.

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

DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits.

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

The Company determines whether an allowance for doubtful accounts is required by evaluation of specific accounts where information indicates the customer may have an inability to meet financial obligations. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. The Company may also record a general allowance as necessary.

Direct write-offs are taken in the period when the Company has exhausted their efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts.

Credit risk

In 2015 and 2014, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2015 and 2014, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation-Stock Compensation.” Under the fair value recognition provisions of this pronouncement, share-based compensation cost is measured at the grant date based on the fair value of the award, reduced as appropriate based on estimated forfeitures, and is recognized as expense over the applicable vesting period of the stock award using the accelerated method. The excess tax benefit associated with stock compensation deductions have not been recorded in additional paid-in capital. When evaluating whether an excess tax benefit has been realized, share based compensation deductions are not considered realized until NOLs are no longer sufficient to offset taxable income. Such excess tax benefits will be recorded when realized.

Property and equipment

Property and equipment and software development costs are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Computer and office equipment is generally three to five years and office furniture is generally seven years.

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

Deferred revenue

The Company generally requires prepayment of the initial contract amount in advance of services being performed. As such, the advance payment is deferred as a current liability until the Company delivers the surveys contracted. At that time revenue is recognized and the deferred revenue liability is reduced.

Fair value instruments

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

Level 1 – quoted prices in active markets for identical assets and liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Income taxes

We use the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Through December 23, 2014, KSIX and BMG operated as limited liability companies and all income and losses were passed through to the owners. Through October 12, 2015, DIQ operated as a limited liability company and all income and losses were passed through to its owner. Subsequent to the acquisition dates, these limited liability companies were owned by Ksix Holdings and became subject to income tax.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Asset impairment and disposal of long-lived assets

Long-lived assets, such as property, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Assets to be disposed would be presented separately in the Consolidated Balance Sheet.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3	GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $1,427,806 from inception through December 31, 2015, and incurred a loss of $1,336,103 for the year then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4	ACQUISITIONS

(a)	On December 23, 2014, Media acquired the membership interests of KSIX and BMG, See Note 1. The consideration was a cash down payment of $50,000 and a note payable in the amount of $950,000 as described in Note 9. The assets acquired and liabilities assumed are summarized as follows:

Cash	$31,334
Accounts receivable	278,171
Prepaid expenses	4,715
Property and equipment	4,585
Intangible assets (See Note 5)	1,143,162
Total assets	1,461,967
Accounts payable and accrued expenses	(146,301)
Notes payable and long-term debt	(261,586)
Net assets acquired	1,054,080
Gain on bargain purchase	(54,080)
Consideration	$1,000,000

KSIX and BMG operating results for the comparative year ended December 31, 2014 were as follows:

2014

Revenue	$2,674,478

Net income	$33,299

(b)	On April 27, 2015, Holdings (formerly North American Energy Resources, Inc., the Registrant) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of Media. Pursuant to the Agreement, the Company acquired the 22,600,000 issued and outstanding shares of Media and issued 28,000,000 restricted shares of the Company’s common stock in exchange. The transaction resulted in the shareholders of Media owning approximately 90% of the resulting outstanding shares at that time and accordingly, the transaction is accounted for as a reverse merger with Media being the accounting survivor of the Company.

(c)	On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“Agreement”) with DIQ and its sole owner. DIQ, whose primary business operation is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits, became a wholly owned subsidiary of the Company. The consideration included 1,250,000 shares of the Company’s common stock, a cash payment of $250,000 and three $250,000 notes (see Note 9)

The Company has estimated the fair value of the assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates accordingly within the one year measurement period:

Cash	$128,063
Accounts receivable	4,800
Intangible assets (See Note 5)	1,630,973
Total assets	1,763,836
Accounts payable and accrued expenses	(6,244)
Credit card liability	(153,097)
Deferred revenue	(288,720)
Net assets acquired	$1,315,775

Cash and notes issued, net	$850,000
Debt discount	(9,225)
Value of common stock issued	475,000
Total consideration	$1,315,775

Operating results for the period from inception (July 23, 2014) through December 31, 2014 and from January 1, 2015 through the date of acquisition (October 12, 2015) are included below:

	2015	2014

Revenue	$3,720,955	$876,699

Net income	$(250,664)	$(118,035)

5	INTANGIBLE ASSETS

Intangible assets are as follows:

Ksix and BMG - The customer lists and related contracts of KSIX and BMG were recorded at their fair value of $1,143,162 upon their acquisition on December 23, 2014. The Company has determined a useful life of existing contracts and customer lists of three years and is amortizing the cost over that period.

DIQ - The customer lists and related contracts of DIQ were recorded at their fair value of $1,630,973 upon their acquisition on October 12, 2015. The Company has estimated the fair value of the assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates accordingly within the one year measurement period. The Company has determined a useful life of existing contracts and customer lists of three years and is amortizing the cost over that period.

	2015	2014

Cost	$2,774,135	$1,143,162
Accumulated amortization	(507,777)	(8,352)
Balance	$2,266,358	$1,134,810

Amortization expense:	$499,425	$8,352

6	DEFERRED REVENUE

The Company bills in advance for services to be rendered for the majority of the business of DIQ. As of December 31, 2015, the Company had received $518,240 from its customers for which services had yet to be delivered.

7	CREDIT CARD LIABILITY

The Company maintains an arrangement with its bank for its DIQ operation, whereby it utilizes credit cards to pay the majority of its trade obligations. The bank charges no interest on the outstanding credit card balance, which is required to be repaid at the end of each billing cycle. In the event the payment is not timely made, the bank charges a fee equal to 2% of the outstanding balance. The Company’s credit limit is approximately $500,000. At December 31, 2015, the Company’s credit card liability was $274,135.

8	NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTY

As of December 31, 2015 and December 31, 2014, notes payable and long-term debt due to a related party consists of:

	December 31, 2015	December 31, 2014
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year, non-interest bearing	107,500	-
	107,500	-
Less current portion - related party	26,875	-
Long-term debt - related party	$80,625	$-

9	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2015 and December 31, 2014, notes payable and long-term debt consists of:

	December 31, 2015	December 31, 2014
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest	$91,706	$161,586

On December 26, 2014, the Company entered into a secured promissory note in the original amount of $950,000 which is due and payable in 24 monthly installments, without interest. The balance is due on January 1, 2017. The note is secured by a pledge agreement of the holder’s former membership units that were acquired with the proceeds. If the Company pays a total of $800,000 by December 31, 2016, the remaining balance of the note will be forgiven	720,000	950,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year, non-interest bearing	101,250	-

Notes payable to seller of DigitizeIQ, LLC due as noted below ¹	747,140	-

Bridge note payable, bearing interest at 9% per annum that matures October 15, 2015	-	100,000
	1,660,096	1,211,586
Less current portion	1,104,159	416,645
Long-term debt	$555,937	$794,941

Common stock was issued for the bridge note payable in the amount of $100,000 on April 27, 2015, pre merger.

¹ Includes a series of notes as follows:

●	Issue a non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which shall be due on November 12, 2015; (Paid February 26, 2016).

●	Issue a second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which shall be due on January 12, 2016;

●	Issue a third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which shall be due on March 12, 2016.

Pursuant to the terms of the Promissory Notes, the Company, with proper notice to the Seller, shall have a thirty (30) day grace period to cure any default resulting from the failure to pay the Seller or his assigns by the due date of each of the three listed Promissory Notes.

As of March 12, 2016, the $250,000 notes due January 12, 2016 and March 12, 2016 remain unpaid. The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date).

The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and is being amortized to interest expense. The net carrying value of the notes follows.

2015

Face value of notes	$750,000
Unamortized debt discount	(2,860)
Carrying value of notes	$747,140

10	INCOME TAXES

The income tax provision (benefit) consists of the following:

	2015	2014

Federal:
Current	$-	$-
Deferred	(454,300)	(2,400)
Change in valuation allowance	454,300	2,400
	$-	$-

The Company’s income is earned in Nevada, and is thus not subject to state income tax.

The expected tax benefit based on the statutory rate is reconciled with actual tax benefit as follows:

	2015	2014

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	0.0%	0.0%
Increase (decrease) in valuation allowance	34.0%	34.0%
	0.0%	0.0%

Deferred tax assets consist of the effects of temporary differences attributable to the following:

	2015	2014
Deferred tax assets
Net operating losses	$443,400	$2,400
Option compensation accrual	13,300	-
Deferred tax assets	456,700	2,400
Valuation allowance	(456,700)	(2,400)
Deferred tax assets, net of valuation allowance	$-	$-

At December 31, 2015, the Company has net operating loss carryforwards in the amount of approximately $1,304,000, which expires between 2034 and 2035.

11	Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At December 31, 2015 and December 31, 2014, the Company had no preferred shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At December 31, 2015 and December 31, 2014, the Company had 36,130,432 shares and 28,000,000 shares issued and outstanding, respectively.

Prior to the merger between the Company and Ksix Media, Inc., Ksix Media, Inc. issued its common stock valued at $48,000 in exchange for consulting services and issued 1,000,000 Ksix Media common shares in exchange for a $100,000 convertible note payable.

On April 27, 2015, the Company had 3,114,812 common shares outstanding when they issued 28,000,000 shares in the acquisition of Ksix Media, Inc. On May 18, 2015, the Company sold 930,000 shares for $75,065 in cash. On June 4, 2015, the Company sold 1,053,100 shares for $85,000 in cash. On July 16, 2015, the Company sold 1,734,520 shares for $140,000 in cash.

On September 29, 2015, the Company issued 48,000 shares of its common stock for a public relation services contract for services to be performed in the fourth quarter. The stock was valued at the trading price on the date of the agreement and the resulting $14,880 was included in consulting expense.

On October 12, 2015, the Company issued 1,250,000 shares of its common stock as a portion of the consideration for the acquisition of DIQ, see Note 4. The stock was valued at $475,000 based on its trading price on the date of the agreement.

COMMON STOCK OPTIONS

Pursuant to his employment agreement with the Company, Carter Matzinger was awarded a “Performance Based Stock Option” of 3,000,000 shares of the Company’s common stock and a “Time Based Stock Option” of up to 3,000,000 shares of Common Stock of the Company. Both sets of options come with Registration Rights and when requested by Mr. Matzinger, the Company will be required to file a Form S-8 Registration Statement. The terms of both types of common stock option awards are described as follows:

Performance Based Stock Options

●	Stock Option #1 (Vests after revenues resulting in $10M in Annual Sales) to purchase up to 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.12 per share.

●	Stock Option #2 (Vests after revenues resulting in $15M annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.30 per share.

●	Stock Option #3 (Vests after revenues resulting in $20M annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.50 per share.

Time Based Stock Options

●	Stock Option #4 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.12 per share.

●	Stock Option #5 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.30 per share.

●	Stock Option #6 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.50 per share.

The following assumptions were used to value the options:

Expected term	4 years
Expected average volatility	75%
Expected dividend yield	0%
Risk-free interest rate	3.5%
Expected annual forfeiture rate	0%

No value was recorded for the performance based stock options. The time based stock options were valued at $588,283, based on the assumptions above, and an accrual of $39,219 was recorded as amortization of this amount, in compensation expense and accrued expenses.

12	RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company an aggregate of $487,325 ($80,325 at December 31, 2014) on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. During the year ended December 31, 2015, $169,323 was repaid, leaving a balance of $318,002.

See Note 8 for long-term debt due to a director.

13	SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2015 and through the date these financial statements were available to be issued.

SENIOR SECURED CREDIT FACILITY AGREEMENT

On February 24, 2016, the Company executed a Senior Secured Credit Facility Agreement (“Senior Credit Facility”) in the maximum amount of $5,000,000 together with a Convertible Promissory Note (“Convertible Note”) in the amount of $750,000 with TCA Global Credit Master Fund, LP (“TCA”). The initial loan advance was $400,000 and requires monthly interest only payments for two months and then sixteen monthly payments of $28,306, including interest at 18% per annum. The obligation is secured by substantially all assets of the Company and its subsidiaries.

The Senior Credit Facility includes a provision for advisory fees in the amount of $300,000 which was paid when the Company issued 1,782,000 shares of its common stock to TCA (the “Advisory Shares”) on or about March 24, 2016. If TCA is unable to collect the $300,000 from sales of the Advisory Shares within twelve months, the Company is obligated to issue additional shares to TCA until TCA is able to collect the full $300,000. Should TCA still be unable to collect the full $300,000, and after at least one year, TCA can require the Company to redeem any remaining shares for an amount equal to $300,000 less the sales proceeds that TCA has collected. In the event TCA sells the Advisory Shares for more than $300,000, the excess proceeds, together with unsold common shares will be returned to the Company. As long as there is no default under the terms of the Senior Credit Facility, TCA is limited to weekly sales of the Advisory Shares equal to no more than 20% of the average weekly volume of the Company’s common stock on its principal trading market.

The Convertible Note is convertible into the Common Stock of the Company upon the event of: (1) a default under any of the loan documents between the Company and TCA; or (2) mutual agreement between the Company and TCA, at which time TCA may convert all or a portion of the outstanding principal, accrued and unpaid interest into shares of the Common Stock of the Company calculated by the conversion amount divided by 85% of the lowest of the daily weighted average price of the Company’s Common Stock during five business days immediately prior to the date of the request of conversion (the “Conversion”). Pursuant to the terms of the Convertible Note, TCA is limited to beneficial ownership of not more than 4.99% of the issued and outstanding Common Stock of the Company after taking into effect the Common Stock to be issued pursuant to the Conversion.

The Company is also responsible for other transaction, due diligence and legal fees of $42,500.

The proceeds from the loan were used to pay a $250,000 note to the seller of DIQ and for working capital.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2015. Our management has determined that, as of December 31, 2015, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Since March 2015, all of the officers and directors of the Company have resigned and new officers and directors have been appointed, including additional personnel with responsibility over accounting and financial reporting. The Company is in process of implementing sufficient controls and procedures incorporating its new personnel, and management cannot conclude that its disclosure controls and procedures are effective until those additional procedures are fully implemented.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2015.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2015.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are our directors and executive officers.

Name	Age	Position	Date First Elected/Appointed

Carter Matzinger	40	Chairman, Chief Executive Officer,	April 30, 2015
		Chief Financial Officer

Ted D. Campbell II	49	Director	April 30, 2015

Clinton W. Coldren	59	Director	December 15, 2010

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Carter Matzinger - Chairman and Chief Executive Officer - Mr. Matzinger is 40 years old and has over 17 years of diverse experience including working with many Fortune 500 companies including: The Limited, CompuServe, Goodyear Tire, and moco. For the past eight years, Mr. Matzinger has worked in the field of online marketing and has specialized in building large affiliate networks. He works closely with online advertisers and advertising networks to expand the reach of profitability of the Company. His experience in search engine optimization, list management, and pay-per-click advertising provides a vast network of relationships and industry expertise. Mr. Matzinger is the co-founder and President of Blvd Media Group, LLC, and KSIX LLC. Mr. Matzinger is a graduate of the University of Utah in 1997 B.A. in Business Administration. Mr. Matzinger for that last five years has been the President of Ksix, LLC, Blvd Media Group, LLC and Paywall Inc.

Ted D. Campbell II - Director - Ted D. Campbell II - Director - Since November, 2013 to present, Mr. Campbell has been the Chief Executive Officer of Corporate Regulatory Compliance, Inc., a Nevada corporation, which is a Texas based corporate consulting firm, specializing in assisting private companies in becoming publicly traded through self-directed filings and publicly traded companies with continuing compliance requirements with the FINRA and the Securities and Exchange Commission. Mr. Campbell was a director of NanoTech Entertainment, Inc., a Nevada corporation, which trades on OTC Market’s Pink Sheets, from December 1, 2009 until September 30, 2015. From October 2009 to November 2013, Mr. Campbell was the President of a Grow Public, Inc., a Nevada corporation, which was a San Antonio, Texas based consulting business that had a primary focus to operate a management consulting firm to educate and assist small businesses to improve their management performance, upgrade their corporate governance policies, regulatory compliance and other business processes, with a focus towards both immediate and long term capital market participation. Mr. Campbell is a former founder and principal of NevWest Securities Corporation, which was a NASD licensed, Level Three Introducing Broker Dealer and Market Maker. He was also President and CEO of Campbell Mello Associates, Inc. from 1996-1999 which was one of the first consultants on the Internet offering “Direct Public Offerings”, Hedge Fund development, Form 211 filings, and other corporate consulting services. Mr. Campbell also worked as a securities legal intern at the Oklahoma Department of Securities from 1989-1994 and as a State Securities Examiner for the Nevada Secretary of State, Securities Division from 1995 to 1996. Mr. Campbell is a graduate of the University of Oklahoma in 1993 with a Juris Doctorate and a Masters of Business Administration, and a graduate of Texas A&M University in 1989 with a B.B.A. in Corporate Finance (Graduated with Distinguished Student Status). He was a member of Phi Alpha Delta legal fraternity and was a staff member of the American Indian Law Review at the University of Oklahoma, School of Law.

Clinton W. Coldren - Director - Mr. Coldren, brings 35+ years of oil and gas management, financial and operational experience to the Company. For most of these years he focused on domestic operating basins, specifically the Louisiana and Texas Gulf coast. Mr. Coldren was President and CEO of North American Energy Resources, Inc. from December 2010 until April 2015. He has held management positions with Gulf Oil/Chevron and CNG Producing. Mr. Coldren has had great success as a company builder - he founded Cenergy Corporation, an oil and gas consulting company, and was a founding member of Energy Partners, Ltd., which became a publicly traded company focused on the shallow-water region of the Gulf of Mexico. At Energy Partners, he held several senior positions, including Executive Vice President and Chief Operating Officer. Mr. Coldren then founded Coldren Oil & Gas Company LP, where he was Director, President and CEO for this Gulf of Mexico oil and gas company. Most recently he did a start-up, Bayou Bend Petroleum, a publicly traded exploration company where he was Director, President and CEO. These were all successful companies completing major acquisitions and transactions up to $500 Million in the Gulf region. In 1977 Mr. Coldren graduated from Lehigh University with a degree in Mechanical Engineering. He received his MBA from the University of Pittsburgh in 1992.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f), except as disclosed above and there is no family relationship among the director and executive officers.

AUDIT COMMITTEE. The Company intends to establish an audit committee, which will consist of independent directors. The audit committee’s duties would be to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

COMPENSATION COMMITTEE. Our board of directors does not have a standing compensation committee responsible for determining executive and director compensation. Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination. Given the small size of the Company and its Board and the Company’s limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors’ act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our board of directors’ reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to the Company’s officers. The board of directors also determines and approves any non-cash compensation to any employee. The Company does not engage any compensation consultants to assist in determining or recommending the compensation to the Company’s officers or employees.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, none of the required individuals timely filed their initial reports of ownership. Required filings are being made.

Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the Company’s Chief Executive Officer and all other executive officers of the Company and any employee of the Company whose cash compensation exceeds $100,000 for the years ended December 31, 2015 and 2014.

	Annual Compensation				Long-Term Compensation³
					Restricted	Securities
				Other Annual	Stock	Underlying
Name and		Salary	Bonus	Compensation	Awards	Options	LTIP	All Other
Principal Position[5]	Year	($)¹	($)²	($)	($)	($)[6]	Payouts	Compensation

Carter Matzinger[4]	2014	$180,000	$-	$-	$-	$588,283	$-	$-
CEO, CFO and Director	2015		$-	$-	$-	-	$-	$-

Clinton W. Coldren[4]	2014	$-	$-	$-	$-	-	$-	$-
Director	2015	$-	$-	$-	$-	-	$-	$-

Footnotes to Executive Compensation:

¹ Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by the management of the Company.

² Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs. In addition, management’s salaries on the attainment of financial and other guidelines set by Optima.

³ The Company plans on developing an “Employee Stock Option Plan” (“ESOP”) for both management and strategic consultants. However, the Company does anticipate executing long-term employment contracts with both, along with other members of the future management team, during the 2016 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options. At the current time, the Company does not know the final structure of the ESOP or the proposed long term management employment contracts.

4Our Board of Directors will serve until the next annual meeting of the stockholders and until successors are duly elected and qualified, unless earlier removed as provided in the Company’s Corporate Bylaws. Executive officers serve at the pleasure of the Board of Directors.

5As of the Company’s last fiscal year and the date of the filing of this current report, there are officially no other executive officers of the Company besides Mr. Matzinger as is required to be disclosed under Item 402(m)(2)(ii) and (iii), and the instructions to Item 402(m)(2) as set forth under regulation S-K. Additionally, there are no other employees who could even be considered to be an executive officer who make in excess of $100,000 USD per year.

6 Pursuant to his employment agreement with the Company, Carter Matzinger was awarded a “Performance Based Stock Option” of 3,000,000 shares of the Company’s common stock and a “Time Based Stock Option” of up to 3,000,000 shares of Common Stock of the Company. Both sets of options come with Registration Rights and when requested by Mr. Matzinger, the Company will be required to file a Form S-8 Registration Statement. The terms of both types of common stock option awards are described as follows:

Performance Based Stock Options

●	Stock Option #1 (Vests after revenues resulting in $10M in Annual Sales) to purchase up to 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.12 per share.

●	Stock Option #2 (Vests after revenues resulting in $15M annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.30 per share.

●	Stock Option #3 (Vests after revenues resulting in $20M annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.50 per share.

Time Based Stock Options

●	Stock Option #4 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.12 per share.

●	Stock Option #5 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.30 per share.

●	Stock Option #6 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.50 per share.

The following assumptions were used to value the options:

Expected term	4 years
Expected average volatility	75%
Expected dividend yield	0%
Risk-free interest rate	3.5%
Expected annual forfeiture rate	0%

No value was recorded for the performance based stock options. The time based stock options were valued at $588,283, based on the assumptions above, and an accrual of $39,219 was recorded as amortization of this amount, in compensation expense and accrued expenses.

Compensation Policy

Our Company’s executive compensation plan is based on attracting and retaining qualified professionals which possess the skills and leadership necessary to enable our Company to achieve earnings and profitability growth to satisfy our stockholders. We must, therefore, create incentives for these executives to achieve both Company and individual performance objectives through the use of performance-based compensation programs. No one component is considered by itself, but all forms of the compensation package are considered in total. Wherever possible, objective measurements will be utilized to quantify performance, but many subjective factors still come into play when determining performance.

Compensation Components

As a growth stage Company with a plan of action of both vertical and horizontal industry acquisitions (and potential retention of management of acquired businesses), the main elements of compensation packages for executives shall consist of a base salary, stock options under the proposed plan discussed above under this section, and bonuses (cash and/or equity) based upon performance standards to be negotiated.

Base Salary

As the Company continues to grow, both through acquisition or through revenue growth from existing business interests, and financial conditions improve, these base salaries, bonuses, and incentive compensation will be reviewed for possible adjustments. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility to the Company.

Compensation of Directors

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company. The Company plans to put in place an industry standard director compensation package during the fiscal year 2016.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2015, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

			Amount and
		Title of	Nature of
Title of	Name and Address of	Beneficial	Beneficial	% of
Class	Beneficial Owner	Owner	Owner ¹	Class²

Common	Carter Matzinger³	President, CEO,	24,778,761	68.58%
	10624 S Eastern, Ste A-910	CFO and
	Henderson, NV 89052	Chairman

Common	Ted D. Campbell II	Director	619,469	1.71%
	120 South Crockett Street
	Sherman, TX 75090

Common	Clinton W. Coldren	Director	1,779,599	4.93%
	1535 Soniat Street
	New Orleans, LA 70115

Common	Sidney J. and Gloria D. Lorio, Jr.	Shareholders	3,717,620	10.29%
	2116 Parkwood Drive
	Bedford, TX 76021

	All Directors and Executive Officers as
	a Group (3 persons)		27,177,829	75.22%

NOTES:

1 “Beneficial Ownership” means having or sharing, directly or indirectly, (i) voting power, which includes the power to vote or to direct the voting; or (ii) investment power, which includes the power to dispose of or to direct the disposition, of shares of the Common Stock of the Company. The definition of beneficial ownership includes shares, underlying options or warrants to purchase shares of Common Stock, or other securities convertible into the Common Stock of the Company, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days of this filing. Unless otherwise indicated, the beneficial owner listed in the above table has sole voting and investment power.

² Calculated based upon 36,130,432 shares of Common Stock issued and outstanding as of the date of this filing. At the time of this filing, there are no underlying options or warrants to purchase shares of Common Stock, or other securities convertible into the Common Stock of the Company, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days of this filing.

³ Mr. Matzinger was granted options to acquire up to 6,000,000 shares of the Company’s common stock as described in Item 11 herein. None of the options are exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of December 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be	Weighed average exercise	Number of
	issued upon exercise of	price of outstanding	securities
	outstanding options,	options, warrants and	remaining available
Plan category	warrants and rights	rights	for future issuance

Performance based	3,000,000	$0.31	-
stock options

Time Based	3,000,000	$0.31	-
stock options

The Company has not yet formalized stock option plans for its officers, employees, directors and consultants. The Company’s chief executive officer was granted the options summarized above, the specifics of which are summarized in Item 11 herein.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s chief executive officer has advanced the Company an aggregate of $487,325 ($80,325 at December 31, 2014) on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. It is the Company’s plan to repay the advance when funds become available. During the year ended December 31, 2015, $169,323 was repaid, leaving a balance of $318,002. (Note 12 to Consolidated Financial Statements)

The Company has non-interest bearing long-term debt due to a director in the amount of $107,500, which is due in four equal annual installments of $26,875 on April 28 of each of the next four years.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. We do not currently have any written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions, but we plan to adopt such guidelines once we add independent board members.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB. Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange). Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent. As this time, we do not have any independent directors.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, unless disclosed above. With respect to transactions involving real or apparent conflicts of interest, we have not adopted any formal policies or procedures. In the absence of any formal policies and procedures regarding conflicts, we intend to follow these guidelines: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In the last two fiscal years ended December 31, 2014 and 2015, we have retained Paritz & Company, P.A., as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees – The aggregate fees billed as of February 28, 2015 for professional services rendered by the Company’s accountant was approximately $63,847 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal years ended December 31, 2015 and 2014, respectively. The 2014 audit and the audits required by the acquisitions are included in the 2015 amount. As a result of the merger, there is no amount for 2014.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

(a)	The following documents are filed as part of this report:

1	Financial Statements – The following financial statements of Ksix Media Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountant

●	Consolidated Balance Sheets at December 31, 2015 and 2014

●	Consolidated Statements of Operations for the year ended December 31, 2015 and for the period from inception (November 5, 2014) through December 31, 2014

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2015 and for the period from inception (November 5, 2014) through December 31, 2014

●	Consolidated Statements of Cash Flows for the year ended December 31, 2015 and for the period from inception (November 5, 2014) through December 31, 2014

●	Notes to Consolidated Financial Statements

2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description

3.1	Articles of Incorporation (Amendment dated May 13, 2015) ¹

3.2	By-Laws ¹

4.1	Form of Specimen of common stock ²

4.2	Form of Warrant ²

10.1	Agreement for Exchange of Common Stock dated April 24, 2015 between the Company and Ksix Media, Inc. (Incorporated by reference to Form 8-K dated April 30, 2015 and filed May 4, 2015)

10.2	Agreement for Exchange of Common Stock dated October 12, 2015 between the Company, DigitizeIQ, LLC and the Member of DigitizeIQ, LLC (Incorporated by reference to Form 8-K dated October 12, 2015 and filed October 19, 2015)

10.3	Membership Interest Purchase Agreement between Paywall, Inc. and Ksix Media, Inc. dated December 18, 2014 ¹

10.4	Unit Redemption Agreement between Richard Brostrom and Blvd Media Group, LLC dated October 26, 2011 ¹

10.5	Note payable to Clinton Coldren for $107,500 dated April 28, 2015 ¹

10.6	Note payable to Alan Massara for $101,250 dated April 28, 2015 ¹

10.7	Employment Agreement with Carter M. Matzinger dated September 24, 2015 (Incorporated by reference to Form 8-K/A-1 filed October 26, 2015)

11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends [5]

21	List of Subsidiaries ³

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 ³

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 ³

101.INS	XBRL Instance Document [4]
101.SCH	XBRL Taxonomy Extension Schema Document [4]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [4]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [4]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [4]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [4]

¹ Incorporated by reference to Form 8-K/A-2 filed December 11, 2015.

² Incorporated by reference to Form SB-2 filed March 14, 2007.

³ Filed herewith

4 In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

5 Included within financial statements filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ksix Media Holdings, Inc.

April 14, 2016	/s/ Carter M. Matzinger
Carter M. Matzinger
Chairman, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2016	/s/ Carter M. Matzinger
Carter M. Matzinger
Chairman, CEO and CFO

April 14, 2016	/s/ Ted D. Campbell II
Ted D. Campbell II
Director

April 14, 2016	/s/ Clinton W. Coldren
Clinton W. Coldren
Director

