Form 10-Q
period 2016-03-31
KSIX Media Holdings, Inc.
filed 2016-05-20
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,412,432 shares of common stock outstanding as of May 16, 2016.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in KSIX MEDIA HOLDINGS, INC.’s Form 10-K dated December 31, 2015 and filed on April 14, 2016.

PART I - Financial Information

Item 1: Financial Statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$147,135	$69,489
Accounts receivable	296,011	275,092
Prepaid expenses	1,462	1,462
Total current assets	444,608	346,043
Property and Equipment, less accumulated depreciation of $2,433 and $1,685, respectively,	13,674	14,422
Intangible assets less accumulated amortization of $738,955 and $507,777, respectively	2,035,180	2,266,358
Total assets	$2,493,462	$2,626,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$635,614	$355,597
Credit card liability	455,746	274,135
Deferred revenue	496,589	518,240
Advance from related party	318,002	318,002
Current portion of long-term debt - related party	26,875	26,875
Notes payable and current portion of long-term debt	1,300,096	1,104,159
Total current liabilities	3,232,922	2,597,008
Long-term debt less current installments - related party	80,625	80,625
Long-term debt less current installments	130,856	555,937
Total liabilities	3,444,403	3,233,570
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 38,412,432 shares and 36,130,432 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38,412	36,130
Additional paid in capital	1,225,147	784,929
Accumulated deficit	(2,214,500)	(1,427,806)
Total stockholders’ deficit	(950,941)	(606,747)
Total liabilities and stockholders’ deficit	$2,493,462	$2,626,823

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Revenue	$1,215,497	$917,989
Cost of revenue	1,049,699	609,350
Gross profit	165,798	308,639
Costs and expenses
Depreciation and amortization	231,926	95,603
Selling, general and administrative	685,331	240,259
Total costs and expenses	917,257	335,862
Operating loss	(751,459)	(27,223)
Other expense:
Interest expense	35,236	2,331
Total other expense	35,236	2,331
Net loss	$(786,695)	$(29,554)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding	37,236,498	28,000,000

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Operating activities
Net loss	$(786,695)	$(29,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	231,926	95,603
Common stock issued for services	142,500	-
Amortization of debt discount	2,860	-
Changes in operating assets and liabilities:
Accounts receivable (increase)	(20,918)	(444,158)
Prepaid expenses decrease	19,541
Deferred revenue - (decrease)	(21,651)
Credit card liability - increase	181,611
Accounts payable and accrued expenses - increase	280,016	255,305
Net cash provided by (used in) operating activities	29,190	(122,804)
Financing activities
Loan proceeds	400,000	-
Advances from related party, net of repayment	-	181,500
Loan repayment	(351,545)	(68,680)
Net cash provided by financing activities	48,455	112,820
Net increase (decrease) in cash and cash equivalents	77,645	(9,984)
Cash and cash equivalents, beginning of period	69,489	37,817
Cash and cash equivalents, end of period	$147,134	$27,833

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$459	$2,331
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for loan costs	$300,000	$-
	-	-

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2016

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

On or about April 27, 2015, KSIX Media Holdings, Inc. (formerly “North American Energy Resources, Inc.” the Registrant) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of KSIX Media, Inc. whose primary business is the operation of a diverse advertising network through its wholly-owned subsidiaries, KSIX and BMG. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares (22,600,000 shares) of the common stock of KSIX Media, Inc. from its shareholders in exchange for 28,000,000 restricted shares of its common stock. In July 2015, the Company completed the change of its name from North American Energy Resources, Inc. to KSIX Media Holdings, Inc.

The Agreement was accounted for as a reverse merger, whereby KSIX Media, Inc. is the accounting acquirer and KSIX Media Holdings, Inc. is the legal surviving reporting company. The historical financial statements represent those of KSIX Media, Inc. which was formed on November 5, 2014.

On December 23, 2014, Media acquired the membership interests of KSIX and BMG.

Prior to the consummation of the stock exchange agreement, North American Energy Resources, Inc. had an April 30 year end and KSIX Media, Inc. had a December 31 year end. The board of directors elected to change the year end to December 31 and assumed the fiscal year end of KSIX Media, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016.

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

Credit risk

In 2016 and 2015, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At March 31, 2016 and 2015, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

3 GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $2,214,500 from inception through March 31, 2016, and incurred a loss of $786,695 for the quarter then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4 ACQUISITIONS

(a)	On April 27, 2015, Holdings (formerly North American Energy Resources, Inc., the Registrant) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of Media. Pursuant to the Agreement, the Company acquired the 22,600,000 issued and outstanding shares of Media and issued 28,000,000 restricted shares of the Company’s common stock in exchange. The transaction resulted in the shareholders of Media owning approximately 90% of the resulting outstanding shares at that time and accordingly, the transaction is accounted for as a reverse merger with Media being the accounting survivor of the Company.

(b)	On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“Agreement”) with DIQ and its sole owner. DIQ, whose primary business operation is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits, became a wholly owned subsidiary of the Company. The consideration included 1,250,000 shares of the Company’s common stock, a cash payment of $250,000 and three $250,000 notes (see Note 9)

The Company has estimated the fair value of the assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates, if necessary, within the one year measurement period:

Cash	$128,063
Accounts receivable	4,800
Intangible assets (See Note 5)	1,630,973
Total assets	1,763,836
Accounts payable and accrued expenses	(6,244)
Credit card liability	(153,097)
Deferred revenue	(288,720)
Net assets acquired	$1,315,775

Cash and notes issued, net	$850,000
Debt discount	(9,225)
Value of common stock issued	475,000
Total consideration	$1,315,775

Operating results for the three months ended March 31, 2015 follow:

2015

Revenue	$1,633,620

Net income	$64,179

5 INTANGIBLE ASSETS

Ksix and BMG - The customer lists and related contracts of KSIX and BMG were recorded at their fair value of $1,143,162 upon their acquisition on December 23, 2014. The Company has determined a useful life of existing contracts and customer lists of three years and is amortizing the cost over that period.

DIQ - The customer lists and related contracts of DIQ were recorded at their fair value of $1,630,973 upon their acquisition on October 12, 2015. The Company has estimated the fair value of the assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates, if necessary, within the one year measurement period. (Note 4). The Company has determined a useful life of existing contracts and customer lists of three years and is amortizing the cost over that period.

Intangible assets are as follows:

	March 31, 2016	December 31, 2015

Cost	$2,774,135	$2,774,135
Accumulated amortization	(738,955)	(507,777)
Balance	$2,035,180	$2,266,358

Amortization expense for the three months ended March 31, 2016 and 2015	$231,178	$95,263

6 DEFERRED REVENUE

The Company bills in advance for services to be rendered for the majority of the business of DIQ. As of March 31, 2016 and December 31, 2015, the Company had received $335,209 and $518,240, respectively, from its customers for which services had yet to be delivered.

7 CREDIT CARD LIABILITY

The Company maintains an arrangement with its bank for its DIQ operation, whereby it utilizes credit cards to pay the majority of its trade obligations. The bank charges no interest on the outstanding credit card balance, which is required to be repaid at the end of each billing cycle. In the event the payment is not timely made, the bank charges a fee equal to 2% of the outstanding balance. The Company’s credit limit is approximately $500,000. At March 31, 2016 and December 31, 2015, the Company’s credit card liability was $455,716 and $496,589, respectively.

8 NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTY

As of March 31, 2016 and December 31, 2015, notes payable and long-term debt due to a related party consists of:

	March 31, 2016	December 31, 2015
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year, non-interest bearing	107,500	107,500
	107,500	107,500
Less current portion - related party	26,875	26,875
Long-term debt - related party	$80,625	$80,625

9 NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2016 and December 31, 2015, notes payable and long-term debt consists of:

	March 31, 2016	December 31, 2015
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest	$85,161	$91,706

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible³	640,000	720,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year, non-interest bearing	101,250	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below ¹	485,000	747,140

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly²	119,541	-
	1,430,952	1,660,096
Less current portion	1,300,096	1,104,159
Long-term debt	$130,856	$555,937

Common stock was issued for the bridge note payable in the amount of $100,000 on April 27, 2015, pre merger.

¹ Includes a series of notes as follows:

●	Issue a non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on November 12, 2015; (Paid February 26, 2016).

●	Issue a second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016;

●	Issue a third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016.

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

	March 31, 2016	December 31, 2015

Face value of notes	$485,000	$750,000
Unamortized debt discount	-	(2,860)
Carrying value of notes	$485,000	$747,140

² SENIOR SECURED CREDIT FACILITY AGREEMENT

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

The Senior Credit Facility includes a provision for advisory fees in the amount of $300,000 which was paid when the Company issued 1,782,000 shares of its common stock to TCA (the “Advisory Shares”) on or about March 24, 2016. If TCA is unable to collect the $300,000 from sales of the Advisory Shares within twelve months, the Company is obligated to issue additional shares to TCA until TCA is able to collect the full $300,000. Should TCA still be unable to collect the full $300,000, and after at least one year, TCA can require the Company to redeem any remaining shares for an amount equal to $300,000 less the sales proceeds that TCA has collected. In the event TCA sells the Advisory Shares for more than $300,000, the excess proceeds, together with unsold common shares will be returned to the Company. As long as there is no default under the terms of the Senior Credit Facility, TCA is limited to weekly sales of the Advisory Shares equal to no more than 20% of the average weekly volume of the Company’s common stock on its principal trading market. The stock was valued at the trading price on the date of the agreement and the resulting $300,000 was included in prepaid expense and is being amortized to interest expense over the eighteen month loan payment period.

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

Pursuant to ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” and issued by the FASB in April 2015, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The carrying value of the note is as follows:

	Current	Non-current	Total

Face value of notes	$264,622	$135,378	$400,000
Unamortized loan costs	(200,000)	(80,459)	(280,459)
Carrying value of notes	$64,622	$54,919	$119,541

The Company is also responsible for other transaction, due diligence and legal fees of $42,500 if it draws the remaining $350,000 initially committed.

The proceeds from the loan were used to pay a $250,000 note to the seller of DIQ and for working capital.

³ The Convertible Promissory Note was modified to release the pledge of the holder’s former membership units in Ksix and BMG, to make the note convertible into the Company’s common stock and to require an extra payment of $100,000 due within 90 days. The terms of the Convertible Note provided in the event the Note was not paid prior to the Maturity Date (January 1, 2017) or that payments are not made to the holder by the due date ($10,000 on the 1st and 15th of each month), the holder shall have the right thereafter, exercisable in whole or in part, to convert the outstanding principal or payment then due into shares of the common stock of the Company. The Convertible Promissory Note provided the note conversion price was determined by taking the lowest closing price of the Company’s common stock in the previous ten trading days and then applying a 45% discount. On March 23, 2016, the parties entered into an Addendum to the Convertible Promissory Note to allow an immediate conversion of the $20,000 payments due in April 2016 at the 45% discount rate; to modify the conversion discount rate from 45% to 35% for any future conversions; and to require an additional payment of $30,000 within sixty days. The Company evaluated the embedded conversion feature for derivative treatment and determined that since there was no conversion allowed until the April payment, no derivative liability existed as of March 31, 2016.

The original note and the convertible promissory note provide for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000.

10 Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At March 31, 2016 and December 31, 2015, the Company had no preferred shares issued and outstanding.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At March 31, 2016 and December 31, 2015, the Company had 38,412,432 shares and 36,130,432 shares issued and outstanding, respectively.

In April 2015, and prior to the merger between the Company and Ksix Media, Inc., Ksix Media, Inc. issued its common stock valued at $48,000 in exchange for consulting services and issued 1,000,000 Ksix Media common shares in exchange for a $100,000 convertible note payable.

Effective January 4, 2016, the Company issued 250,000 shares of its common stock pursuant to a legal services agreement. The common stock was valued at $112,500 based on the closing price of the common stock on that date.

Effective February 1, 2016, the Company issued 250,000 shares of its common stock pursuant to a consulting agreement. The common stock was valued at $30,000 based on the closing price of the common stock on that date.

On February 24, 2016, the Company issued 1,782,000 shares of its common stock for advisory fees pursuant to the Senior Secured Credit Facility Agreement (Note 9). The stock was valued at the trading price on the date of the agreement and the resulting $300,000 was included in prepaid expense and is being amortized to interest expense over the eighteen month loan payment period.

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

No value was recorded for the performance based stock options. The time based stock options were valued at $588,283, based on the assumptions above, and an accrual of $39,219 was recorded as amortization of this amount, in compensation expense and accrued expenses at December 31, 2015. At March 31, 2016, an additional $36,768 was accrued.

11 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	March 31, 2016	December 31, 2015

Balance at beginning of period	$318,002	$80,325
New advances	-	407,000
Repayment	-	(169,323)
Balance at end of period	$318,002	$318,002

See Note 8 for long-term debt due to a director.

12 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to March 31, 2016 and through the date these financial statements were available to be issued.

Hall Strategy, LLC Consulting Agreement

Effective April 1, 2016, the Company entered into a Consulting Services Agreement (“Agreement”) with Hall Strategy, LLC (“HS”). HS is in the business of providing strategic planning, business development and marketing advisory services. The Agreement is for a term of one-year, cancellable after six-months, and provides that in exchange for the services provided by HS, the Company will compensate HS as follows:

●	1,000,000 shares of common stock governed by Rule 144 to be issued immediately;

●	Cash compensation of $10,000 per month;

●	Assuming the Agreement has not been cancelled, an additional 1,000,000 shares of common stock governed by Rule 144;

●	Reimbursement of necessary expenses; and

●	Bonuses, to be agreed upon, payable to HS for successful achievement of benchmarks above and beyond those outlined in plans of action.

Notice of Conversion for payments due on convertible note

On April 1, 2016, the Company received and accepted a notice of conversion from a convertible note holder to convert $20,000 owed under the note into 454,545 shares of the common stock of the Company.

Stock subscription

On April 8, 2016, an unrelated individual subscribed and paid for 100,000 shares of the common stock of the Company at $0.10 per share in cash.

Series “A” Preferred Stock

On May 6, 2016, the Company, pursuant to the consent of the board of directors filed a Certificate of Designation with the Nevada Secretary of State which designated 10,000,000 shares of the Company’s authorized preferred stock as Series “A” Preferred Stock, par value $0.001. The Series “A” Preferred Stock has the following attributes:

●	Ranks senior only to any other class or series of designated and outstanding preferred shares of the Company;

●	Bears no dividend;

●	Has no liquidation preference, other than the ability to convert to common stock of the Company;

●	The Company does not have any rights of redemption;

●	Voting rights equal to ten shares of common stock for each share of Series “A” Preferred Stock;

●	Entitled to same notice of meeting provisions as common stock holders;

●	Protective provisions require approval of 75% of the Series “A” Preferred Shares outstanding to modify the provisions or increase the authorized Series “A” Preferred Shares; and

●	Each ten Series “A” Preferred Shares can be converted into one common share at the option of the holder.

Issuance of Series “A” Preferred Stock

On May 6, 2016, upon filing the Certificate of Designation which designated 10,000,000 shares of the Company’s $0.001 par value preferred stock as Series “A”, the board of directors authorized the Company to issue all 10,000,000 shares of Series “A” Preferred Stock to Carter Matzinger, Chief Executive Officer and Chairman of the Board of Directors, for services previously rendered.

The Company valued these shares based upon their conversion rate of 10 shares of preferred stock for each share of common stock based on the market price of the common stock as of March 30, 2016 of $0.18 per share. The Company has recorded accrued compensation expense for the three months ended March 31, 2016 in the amount of $180,000.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2016 and March 31, 2015 and for the three months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Revenues during the three months ended March 31, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$1,215,497	$917,989
Cost of revenue	1,049,699	609,350
Gross profit	$165,798	$308,639

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $501,539 (60.2%) during the three months ended March 31, 2016 as compared to the prior year period. KSIX lost a major customer during the quarter ended June 30, 2015, causing a decline in revenue and experienced an unusually slow period during January and February 2016.

BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. BMG revenues decreased $80,946 (95.6%) during the three months ended March 31, 2016 as compared to the prior year period. The decline in BMG revenues is the result of a switch in demand from desktop games to mobile games and a server problem in the 2016 period which effectively had BMG shut down for the majority of the period. The problem has now been resolved.

DIQ’s revenues from survey generation and landing page optimization amounted to $879,993 in the three months ended March 31, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended March 31, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $1,633,620 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers. In addition the Company issued a credit of $161,380 to a customer as a result of a problem encountered with its software. The software problem was resolved in March 2016.

Cost of revenue increased $440,349 (72.3%) in the 2016 quarter as compared to the same 2015 period. This compares to an overall increase in revenues of $297,508 (32.4%). Cost of revenue was 86.4% of sales in the 2016 quarter as compared to 66.4% in the 2015 quarter. The higher cost of revenue is primarily due to the impact of DIQ. DIQ’s cost of revenue was 98.5%, while KSIX and BMG were 54.5%. During the quarter, DIQ incurred cost on a project for which they were only able to receive a minor return, which resulted in the higher than expected cost of revenue. The Company is implementing procedures and controls to limit the likelihood of this occurrence in the future.

Costs and expenses during the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015

Depreciation and amortization	$231,926	$95,603
Selling, general and administrative	685,331	240,259
Total	$917,257	$335,862

Depreciation and amortization increased $136,323 (142.6%) from $95,603 in the 2015 quarter to $231,926 in the 2016 quarter. Substantially all of the increase is the amortization of intangible assets of $135,915 acquired as a part of the DIQ acquisition on October 12, 2015.

Selling, general and administrative expense during the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015

Compensation	$352,734	$134,312
Professional services	169,583	9,013
Outside contractors and consultants	87,970	14,792
Other	61,562	73,860
Advertising and marketing	13,482	8,282
Total	$685,331	$240,259

Total selling, general and administrative expense increased $265,072 (109.3%) from $240,259 in the 2015 period to $505,331 in the 2016 period. The detail changes are discussed below:

●	Compensation increased $218,422 (162.6%) from the 2015 amount of $134,312 to the 2016 amount of $352,734. The increase in the 2016 period is primarily a result of accruing $36,768 in option compensation and $180,000 in compensation related to the May 2016 issue of preferred stock to the Company’s CEO.

●	Professional services increased from $9,013 in the 2015 period to $169,583 in the 2016 period. The 2016 amounts includes a legal services agreement that provided for issuance of 250,000 shares of common stock, which was valued at $112,500 based on the trading price of the common stock on the date of the agreement. The remainder of the increase is primarily due to being a public company with higher professional costs that a private company.

●	Outside contractors and consultants increased from $14,792 in the 2015 period to $87,970 in the 2016 period. The 2016 period includes a consulting agreement which provided for 250,000 shares of common stock which was valued at $30,000 based on the trading price of the stock on the date of the agreement. The remainder of the increase is mostly due to $40,270 in cost at DIQ which was not included in the 2015 period.

●	Other costs declined $12,298 from $73,860 in the 2015 period to $61,562 in the 2016 period.

●	Advertising and marketing costs increased $5,200 from $8,282 in the 2015 period to $13,482 in the 2016 period. This is a result of an increase in DIQ costs of $8,500 partially offset by a reduction in KSIX and BMG costs of $3,300.

Other expense during the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015

Interest expense	$35,236	$2,331
Total	$35,236	$2,331

Interest expense in the 2015 period was the interest on an amortizing BMG note. During the 2016 period, interest expense includes $459 for the amortizing BMG note, $19,541 in amortization of loan costs and $7,082 in accrued interest associated with the TCA loan and $2,860 in debt discount amortization and $5,294 in default interest on the notes associated with the DIQ purchase. The 2016 costs will continue as long as the related notes are outstanding.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company has entered into loan agreements to finance the purchase of the operating business of KSIX and BMG and is currently selling common stock to assist in reducing and retiring this debt.

At March 31, 2016 and December 31, 2015, our current assets were $444,608 and $346,043, respectively, and our current liabilities were $3,071,542 and $2,597,008, respectively, which resulted in a working capital deficit of $2,626,934 and $2,250,965, respectively.

Total assets at March 31, 2016 and December 31, 2015 amounted to $2,493,462 and $2,626,823, respectively. At March 31, 2016, assets consisted of current assets of $444,608, net property and equipment of $13,674 and net intangible assets of $2,035,180, as compared to current assets of $346,043, net property and equipment of $14,422 and net intangible assets of $2,266,358 at December 31, 2015.

At March 31, 2016, our total liabilities of $3,283,023 increased $49,453 from $3,233,570 at December 31, 2015. The increase consists of a decrease in long-term debt of $425,081 offset by an increase in current liabilities of $474,534.

At March 31, 2016, our stockholders’ deficit was ($789,561) as compared to stockholders’ deficit of ($606,747) at December 31, 2015. The principal reason for the decrease in stockholders’ deficit was the common stock issued for loan costs of $300,000 and legal and consulting contracts of $142,500 less the loss from operations of $625,315.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2016 and 2015.

	2016	2015

Net cash provided by (used in) operating activities	$29,190	$(122,804)
Net cash used in investing activities	-	-
Net cash provided by financing activities	48,455	112,820
Net increase (decrease) in cash and cash equivalents	$77,645	$(9,984)

At March 31, 2016, the Company had the following material commitments and contingencies.

Acquisition – See Note 4 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,430,952 - See Note 9 to the Consolidated Financial Statements.

Advances from related party - $318,002 balance owed on non-interest bearing basis. See Note 11 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any capital expenditures during the three months ended March 31, 2016, which required cash. On October 12, 2015, the Company acquired DigitizeIQ, LLC for cash in the amount of $250,000 and $750,000 in short-term notes payable. On February 24, 2016, the Company borrowed $400,000 and used $250,000 of this amount to retire $250,000 of the debt incurred to acquire DIQ. $485,000 remains unpaid. The Company does plan to use acquisitions to grow its revenue base through use of its common stock, debt financing and available cash. The Company has initiated efforts to raise the required capital, however, there can be no assurance that it will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows – The loss of a major customer during the second quarter has reduced cash flows from operations. The Company is still learning the business of DIQ and has experienced operating losses during the initial operation. There can be no assurance that the Company will be able to replace the lost business and be able to fund operations in the future.

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $2,214,500 from inception through March 31, 2016, and incurred a loss of $786,695 for the quarter then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the period ending March 31, 2016, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015. Our management has determined that, as of March 31, 2016, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls.

Changes in internal control over financial reporting

Effective April 27, 2015, the Company experienced a change in control, whereby, the Company’s new Chief Executive officer, through a stock exchange agreement acquired approximately 79% of the Company’s outstanding common stock. As a result, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2016, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 4, 2016, the Company issued 250,000 shares of its common stock pursuant to a legal services agreement. The common stock was valued at $112,500 based on the trading price at that time.

Effective February 1, 2016, the Company issued 250,000 shares of its common stock pursuant to a consulting agreement. The common stock was valued at $30,000 based on the trading price at that time.

On February 24, 2016, the Company issued 1,782,000 shares of its common stock pursuant to an Advisory Services contract associated with its Senior Secured Credit Facility Agreement (Note 9 to Consolidated Financial Statements). The common stock was valued at $300,000 based on the trading price at that time.

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

KSIX MEDIA HOLDINGS, INC.

Date: May 20, 2016

	By:	/s/ Carter Matzinger
Chief Executive Officer and
Chief Financial Officer

