Form 10-Q
period 2016-06-30
KSIX Media Holdings, Inc.
filed 2016-08-22
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,156,977 shares of common stock outstanding as of August 10, 2016.

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

PART I - Financial Information

Item 1: Financial Statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,201	$69,489
Accounts receivable	218,886	275,092
Prepaid expenses	305,762	1,462
Total current assets	587,849	346,043
Property and Equipment, less accumulated depreciation of $3,181 and $1,685, respectively,	12,926	14,422
Intangible assets less accumulated amortization of $970,133 and $507,777, respectively	1,804,002	2,266,358
Total assets	$2,404,777	$2,626,823

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$511,195	$355,597
Credit card liability	347,026	274,135
Deferred revenue	493,101	518,240
Advance from related party	358,002	318,002
Current portion of long-term debt - related party	53,750	26,875
Notes payable and current portion of long-term debt	1,394,288	1,104,159
Total current liabilities	3,157,362	2,597,008
Long-term debt less current installments - related party	53,750	80,625
Long-term debt less current installments	75,530	555,937
Total liabilities	3,286,642	3,233,570
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2016 and none at December 31, 2015	10,000	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 46,156,977 shares and 36,130,432 shares issued and outstanding at June 30, 2016 and
December 31, 2015, respectively	46,157	36,130
Additional paid in capital	2,532,690	784,929
Accumulated deficit	(3,470,712)	(1,427,806)
Total stockholders' deficit	(881,865)	(606,747)
Total liabilities and stockholders' deficit	$2,404,777	$2,626,823

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$851,688	$520,463	$2,067,185	$1,438,452
Cost of revenue	779,908	309,705	1,829,607	919,055
Gross profit	71,780	210,758	237,578	519,397
Costs and expenses
Depreciation and amortization	231,926	95,634	463,852	191,237
Selling, general and administrative	1,028,709	297,721	1,714,040	537,980
Total costs and expenses	1,260,635	393,355	2,177,892	729,217
Operating loss	(1,188,855)	(182,597)	(1,940,314)	(209,820)
Other expense (income):
Interest expense	73,200	1,993	108,436	4,324
Other income	(5,844)	-	(5,844)	-
Total other expense	67,356	1,993	102,592	4,324
Net loss	$(1,256,211)	$(184,590)	$(2,042,906)	$(214,144)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted average common shares outstanding	42,208,356	31,033,659	39,722,427	29,525,210

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
Operating activities
Net loss	$(2,042,906)	$(214,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	463,852	191,237
Common stock issued for services	1,025,029	48,000
Amortization of debt discount	2,860	-
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	56,207	(184,332)
Prepaid expenses (increase)	(2,000)
Deferred revenue - (decrease)	(25,139)
Credit card liability - increase	72,892
Accounts payable and accrued expenses - increase	155,597	119,371
Net cash used in operating activities	(293,608)	(39,868)
Investing activities
Cash received in excess of cash paid in acquisition by Ksix Media	-	32
Net cash provided by investing activities	-	32
Financing activities
Issuance of common stock for cash	190,000	160,065
Advances from related party, net of repayment	40,000	95,637
Loan proceeds	500,000	-
Loan repayment	(442,680)	(147,641)
Net cash provided by financing activities	287,320	108,061
Net increase (decrease) in cash and cash equivalents	(6,288)	68,225
Cash and cash equivalents, beginning of period	69,489	37,817
Cash and cash equivalents, end of period	$63,201	$106,042

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$23,665	$4,380
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for notes payable	$-	$100,000
Common stock issued for loan fees	300,000	-

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2016

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

On or about April 27, 2015, KSIX Media Holdings, Inc. (formerly “North American Energy Resources, Inc.”) entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of KSIX Media, Inc. whose primary business is the operation of a diverse advertising network through its wholly-owned subsidiaries, KSIX and BMG. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares (22,600,000 shares) of the common stock of KSIX Media, Inc. from its shareholders in exchange for 28,000,000 restricted shares of its common stock. In July 2015, the Company completed the change of its name from North American Energy Resources, Inc. to KSIX Media Holdings, Inc.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 14, 2016.

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

2	RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3	GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $3,470,712 from inception through June 30, 2016, and incurred a loss of $2,042,906 for the six months then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. Management can provide no assurance that the Company will be able to produce positive cash flow or obtain the financing as described. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

The Company has estimated the fair value of the assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates, if necessary, within the one year measurement period:

Cash	$128,063
Accounts receivable	4,800
Intangible assets (See Note 5)	1,630,973
Total assets	1,763,836
Accounts payable and accrued expenses	(6,244)
Credit card liability	(153,097)
Deferred revenue	(288,720)
Net assets acquired	$1,315,775

Cash and notes issued, net	$850,000
Debt discount	(9,225)
Value of common stock issued	475,000
Total consideration	$1,315,775

Operating results of DIQ for the three and six months ended June 30, 2015 follow:

	Three Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2015

Revenue	$1,272,920	$2,906,540

Net income (loss)	$(42,173)	$22,006

5	INTANGIBLE ASSETS

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

Intangible assets are as follows:

	June 30, 2016	December 31, 2015

Cost	$2,774,135	$2,774,135
Accumulated amortization	(970,133)	(507,777)
Balance	$1,804,002	$2,266,358

Amortization expense for the six months ended June 30, 2016 and 2015	$462,356	$190,526

Amortization expense for the three months ended June 30, 2016 and 2015	$231,178	$95,263

6	DEFERRED REVENUE

The Company bills in advance for services to be rendered for the majority of the business of DIQ. As of June 30, 2016 and December 31, 2015, the Company had received $493,101 and $518,240, respectively, from its customers for which services had yet to be delivered.

7	CREDIT CARD LIABILITY

The Company maintains an arrangement with its bank for its DIQ operation, whereby it utilizes credit cards to pay the majority of its trade obligations. The bank charges no interest on the outstanding credit card balance, which is required to be repaid at the end of each billing cycle. In the event the payment is not timely made, the bank charges a fee equal to 2% of the outstanding balance. The Company’s credit limit is approximately $500,000. At June 30, 2016 and December 31, 2015, the Company’s credit card liability was $347,026 and $274,135, respectively.

8	NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTY

As of June 30, 2016 and December 31, 2015, notes payable and long-term debt due to a related party consists of:

	June 30, 2016	December 31, 2015
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year, non-interest bearing	107,500	107,500
	107,500	107,500
Less current portion - related party	53,750	26,875
Long-term debt - related party	$53,750	$80,625

The payment due April 28, 2016 has not been paid.

9	NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2016 and December 31, 2015, notes payable and long-term debt consists of:

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible³	590,000	720,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year, non-interest bearing; past due in 2016	101,250	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below ¹	485,000	747,140

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly²	124,595	-

Note payable to Pinz Capital International, L.P. dated May 25, 2016 with interest at 18% [4]	100,000	-
	1,469,818	1,660,096
Less current portion	1,394,288	1,104,159
Long-term debt	$75,530	$555,937

¹ Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	Issue a non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on November 12, 2015; (Paid February 26, 2016).

●	Issue a second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016;

●	Issue a third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016.

The $250,000 notes due January 12, 2016 and March 12, 2016 have an unpaid balance of $485,000 at June 30, 2016. The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date).

The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and was amortized to interest expense until the due date of the notes. The net carrying value of the notes follows.

	June 30, 2016	December 31, 2015

Face value of notes	$485,000	$750,000
Unamortized debt discount	-	(2,860)
Carrying value of notes	$485,000	$747,140

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

The Senior Credit Facility includes a provision for advisory fees in the amount of $300,000 which was paid when the Company issued 1,782,000 shares of its common stock to TCA (the “Advisory Shares”) on or about March 24, 2016. If TCA is unable to collect the $300,000 from sales of the Advisory Shares within twelve months, the Company is obligated to issue additional shares to TCA until TCA is able to collect the full $300,000. Should TCA still be unable to collect the full $300,000, and after at least one year, TCA can require the Company to redeem any remaining shares for an amount equal to $300,000 less the sales proceeds that TCA has collected. In the event TCA sells the Advisory Shares for more than $300,000, the excess proceeds, together with unsold common shares will be returned to the Company. As long as there is no default under the terms of the Senior Credit Facility, TCA is limited to weekly sales of the Advisory Shares equal to no more than 20% of the average weekly volume of the Company’s common stock on its principal trading market. The stock was valued at the trading price on the date of the agreement and the resulting $300,000 was included as a direct reduction from the carrying amount of the debt liability and is being amortized to interest expense over the eighteen month loan payment period.

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

Pursuant to ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” and issued by the FASB in April 2015, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The carrying value of the note at June 30, 2016 is as follows:

	Current	Non-current	Total

Face value of notes	$299,690	$55,363	$355,053
Unamortized loan costs	(200,000)	(30,458)	(230,458)
Carrying value of notes	$99,690	$24,905	$124,595

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

The original note and the convertible promissory note provide for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000. As of June 30, 2016, the $100,000 and the $30,000 extra payments have not been made and one payment of $10,000 is past due.

4Pinz Capital International, L.P. Note – The Pinz Capital note payable is due in installments of $25,000 plus accrued interest on November 25, 2016; $18,750 plus accrued interest on December 25, 2016; $14,063 plus accrued interest on January 25, 2017 and a final payment of the unpaid balance plus accrued interest on May 25, 2017. A prepayment before November 25, 2016 would require a 5% prepayment penalty. The agreement provides for limitations on additional indebtedness. If an event of default, as defined in the agreement, occurs and if not cured within ten days, the note becomes convertible into the Company’s common stock at a rate equal to 65% of the average VWAP over the previous 5 trading days. If the event of default is for non-payment of any installment due, the amount convertible is limited to the amount of the unpaid installment.

10 Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At June 30, 2016, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding and at December 31, 2015, the Company had no preferred shares issued and outstanding.

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

The Company valued these shares based upon their conversion rate of 10 shares of preferred stock for each share of common stock based on the market price of the common stock as of March 30, 2016 of $0.18 per share. The Company recorded compensation expense in the amount of $180,000.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At June 30, 2016 and December 31, 2015, the Company had 46,156,977 shares and 36,130,432 shares issued and outstanding, respectively.

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

On February 24, 2016, the Company issued 1,782,000 shares of its common stock for advisory fees pursuant to the Senior Secured Credit Facility Agreement (Note 9). The stock was valued at the trading price on the date of the agreement and the resulting $300,000 was included as a reduction of the related note payable and is being amortized to interest expense over the eighteen month loan payment period.

On April 1, 2016, the Company issued 454,545 shares of its common stock valued at $20,000 in exchange for principal payments in that amount due on a note payable.

On April 1, 2016, the Company issued 100,000 shares of its common stock in exchange for cash in the amount of $10,000.

On April 5, 2016, the Company issued 1,000,000 shares of its common stock valued at $180,000 in partial consideration for a six month consulting agreement. The $180,000 is being amortized to expense over the term of the agreement.

On May 10, 2016, the Company issued 1,000,000 shares of its common stock valued at $190,000 in partial consideration for a two year consulting agreement. The $190,000 is being amortized to expense over the term of the agreement.

On May 13, 2016, the Company issued 1,800,000 shares of its common stock as part of the Unit subscription agreement described below for consideration of $180,000.

On May 23, 2016, the Company issued 240,000 shares of its common stock as partial consideration for a six month public relations consulting agreement. The shares were valued at $38,688, which is being amortized to expense over the term of the agreement.

On June 10, 2016, the Company issued a total of 3,150,000 shares of its common stock to six employee/consultants in exchange for prior services. The stock was valued at $516,600 and the amount is included in selling, general and administrative expense.

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

No value was recorded for the performance based stock options. The time based stock options were valued at $588,283, based on the assumptions above, and an accrual of $39,219 was recorded as amortization of this amount, in compensation expense and accrued expenses at December 31, 2015. At June 30, 2016, an additional $73,536 has been accrued ($36,768 in each quarter).

UNIT SUBSCRIPTION AGREEMENT – WARRANTS

On May 13, 2016, the Company entered into a Unit subscription agreement with an individual. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) two Warrants to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.75 for a period of 18 months after the close of the offering. Pursuant to the Unit subscription agreement, the Company offered to the individual a minimum of 1,800,000 Units ($180,000) and a maximum of 5,000,000 Units ($500,000). The individual purchased the minimum of 1,800,000 Units ($180,000) on May 13, 2016 and has a non-transferable and irrevocable option to purchase the remaining 3,200,000 Units ($320,000) for a period of 120 days from the effective date of May 13, 2016.

The 3,600,000 Warrants were valued at $20,473 using the Black-Scholes method based on the assumptions listed above with a term of 18 months. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

11	RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	June 30, 2016	December 31, 2015

Balance at beginning of period	$318,002	$80,325
New advances	40,000	407,000
Repayment	-	(169,323)
Balance at end of period	$358,002	$318,002

See Note 8 for long-term debt due to a director.

12	SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to June 30, 2016 and through the date these financial statements were available to be issued.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2016 and June 30, 2015 and for the three and six months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Revenues during the three months ended June 30, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$851,688	$520,463
Cost of revenue	779,908	309,705
Gross profit	$71,780	$210,758

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. KSIX and BMG revenues amounted to $323,479 in the three months ended June 30, 2016 as compared to $520,463 in the 2015 period. The majority of the decline began in the 2015 period when the Company lost a major customer.

DIQ’s revenues from survey generation and landing page optimization amounted to $528,209 in the three months ended June 30, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended June 30, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $1,272,920 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers.

Cost of revenue increased $470,203 (151.8%) in the 2016 quarter as compared to the same 2015 period. This compares to an overall increase in revenues of $331,225 (38.9%). Cost of revenue was 91.6% of sales in the 2016 quarter as compared to 60.3% in the 2015 quarter. The higher cost of revenue is primarily due to the impact of DIQ. DIQ’s cost of revenue was 110.7%, while KSIX and BMG were 54.5%. During the quarter, DIQ incurred cost on a project for which they were only able to receive a minor return, which resulted in the higher than expected cost of revenue. The Company is implementing procedures and controls to limit the likelihood of this occurrence in the future.

Costs and expenses during the three months ended June 30, 2016 and 2015 were as follows:

	2016	2015

Depreciation and amortization	$231,926	$95,634
Selling, general and administrative	1,028,709	297,721
Total	$1,260,635	$393,355

Depreciation and amortization increased $136,292 (142.5%) from $95,634 in the 2015 quarter to $231,926 in the 2016 quarter. Substantially all of the increase is the amortization of intangible assets of $135,915 acquired as a part of the DIQ acquisition on October 12, 2015.

Selling, general and administrative expense during the three months ended June 30, 2016 and 2015 is as follows:

	2016	2015

Outside contractors and consultants	$743,440	$14,364
Compensation	124,312	187,287
Professional services	38,825	20,632
Officer option compensation	36,768	-
Advertising and marketing	24,342	6,430
Other	16,171	31,623
Insurance	13,983	15,660
Dues and subscriptions	13,533	5,798
Webhosting and Internet	12,310	8,627
Rent	5,025	7,300
Total	$1,028,709	$297,721

Total selling, general and administrative expense increased $730,988 (245.5%) from $297,721 in the 2015 period to $1,028,709 in the 2016 period. The detail changes are discussed below:

●	Outside contractors and consultants increased from $14,364 in the 2015 period to $743,440 in the 2016 period. The 2016 period includes several consulting agreement which provided for issuance of 5,390,000 shares of common stock which was valued at $925,288 based on the trading price of the stock on the dates of the agreements. At June 30, 2016 a total of $302,301 of this cost is included in prepaid expense and is being amortized over the life of the agreement. In addition cash consulting fees of approximately $69,000 were new in the quarter along with $36,000 in outside contractor fees paid by DIQ, which was not included in the 2015 period.

●	Compensation decreased $62,975 (33.6%) from the 2015 amount of $187,287 to the 2016 amount of $124,312. The decrease in the 2016 period is primarily a result of a reduction in payroll which will be partially offset by higher outside contractor costs.

●	Professional services increased from $20,632 in the 2015 period to $38,825 in the 2016 period, a total of $18,193 (88.2%). The majority of the increase is primarily due to being a public company with higher professional costs than a private company.

●	Officer option compensation increased to $36,768 in the 2016 period. This cost began accruing in October 2015 after the Company’s CEO was granted options as a part of his compensation.

●	Advertising and marketing costs increased $17,912 from $6,430 in the 2015 period to $24,342 in the 2016 period. This is primarily a result of an increase in DIQ costs of $14,048.

●	Other costs declined from $31,623 in the 2015 period to $16,171 in the 2016 period.

●	Insurance costs declined from $15,660 in the 2015 period to $13,983 in the 2016 period. The decline is primarily a result of fewer employees and a resulting lower health care cost.

●	Dues and subscriptions increased from $5,798 in the 2015 period to $13,533 in the 2016 period. This increase is due to including DIQ in the 2016 period.

●	Webhosting and Internet costs increased from $8,627 in the 2015 period to $12,310 in the 2016 period, primarily due to the addition of DIQ in 2016.

●	Rent declined from $7,300 in the 2015 period to $5,025 in the 2016 period. The 2015 amount included a catch up payment. The 2016 amount is the current cost.

Other expense (income) during the three months ended June 30, 2016 and 2015 is as follows:

	2016	2015

Interest expense	$73,200	$1,993
Other income	(5,844)	-
Total	$67,356	$1,993

Interest expense in the 2015 period was the interest on an amortizing BMG note. During the 2016 period, interest expense includes $818 for the amortizing BMG note, $50,001 in amortization of loan costs and $22,381 in current accrued interest on the notes payable described in Note 9 to the condensed consolidated financial statements. The loan cost was paid with the Company’s common stock.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Revenues during the six months ended June 30, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$2,067,185	$1,438,452
Cost of revenue	1,829,607	919,055
Gross profit	$237,578	$519,397

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. KSIX and BMG revenues amounted to $658,983 in the six months ended June 30, 2016 as compared to $1,438,452 in the 2015 period. The majority of the decline began in the 2015 period when the Company lost a major customer during the second quarter.

DIQ’s revenues from survey generation and landing page optimization amounted to $1,408,202 in the six months ended June 30, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended June 30, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $2,906,540 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers. In addition, the 2015 revenue include a smaller number of customers with much larger amounts of revenue. In 2016, DIQ is experiencing lower revenue with an increasing number of customers.

Cost of revenue increased $910,552 (99.1%) in the 2016 period as compared to the same 2015 period. This compares to an overall increase in revenues of $628,733 (43.7%). Cost of revenue was 88.5% of sales in the 2016 period as compared to 63.9% in the 2015 period. The higher cost of revenue is primarily due to the impact of DIQ. DIQ’s cost of revenue was 103.1%, while KSIX and BMG were 57.5%. During the period, DIQ incurred cost on a project for which they were only able to receive a minor return and incurred a loss, which resulted in the higher than expected cost of revenue. The Company is implementing procedures and controls to limit the likelihood of this occurrence in the future.

Costs and expenses during the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015

Depreciation and amortization	$463,852	$191,237
Selling, general and administrative	1,714,040	537,980
Total	$2,177,892	$729,217

Depreciation and amortization increased $272,615 (142.6%) from $191,237 in the 2015 period to $463,852 in the 2016 period. Substantially all of the increase is the amortization of intangible assets of $271,830 acquired as a part of the DIQ acquisition on October 12, 2015.

Selling, general and administrative expense during the six months ended June 30, 2016 and 2015 is as follows:

	2016	2015

Outside contractors and consultants	$850,660	$30,356
Compensation	260,277	321,599
Professional services	185,473	35,645
Officer compensation	263,536	-
Advertising and marketing	37,824	14,712
Other	45,424	59,547
Insurance	19,988	29,868
Dues and subscriptions	23,366	12,036
Webhosting and Internet	18,877	26,059
Rent	8,615	8,158
Total	$1,714,040	$537,980

Total selling, general and administrative expense increased $1,176,060 (218.6%) from $537,980 in the 2015 period to $1,714,040 in the 2016 period. The detail changes are discussed below:

●	Outside contractors and consultants increased from $30,356 in the 2015 period to $850,660 in the 2016 period. The 2016 period includes several consulting agreement which provided for issuance of 5,890,000 shares of common stock which was valued at $1,067,788 based on the trading price of the stock on the dates of the agreements. At June 30, 2016 a total of $302,301 of this cost is included in prepaid expense and is being amortized over the life of the agreement. In addition cash consulting fees of approximately $69,000 were new in the period along with $76,270 in outside contractor fees paid by DIQ, which was not included in the 2015 period.

●	Compensation decreased $61,322 (19.1%) from the 2015 amount of $321,599 to the 2016 amount of $260,277. The decrease in the 2016 period is primarily a result of a reduction in payroll which will be partially offset by higher outside contractor costs.

●	Professional services increased from $35,645 in the 2015 period to $185,473 in the 2016 period, a total of $149,828 (420.3%). The increase is primarily due to being a public company with higher professional costs than a private company and a professional services contract with an attorney that included common stock in the amount of $112,500 as a part of the consideration.

●	Officer compensation increased to $263,536 in the 2016 period. This cost began accruing in October 2015 after the Company’s CEO was granted options as a part of his compensation. In addition, $180,000 is included for the value of preferred stock issued to the Company’s CEO for prior services.

●	Advertising and marketing costs increased $23,112 from $14,712 in the 2015 period to $37,824 in the 2016 period. This is primarily a result of an increase in DIQ costs of $22,548.

●	Other costs declined from $59,547 in the 2015 period to $45,424 in the 2016 period.

●	Insurance costs declined from $29,868 in the 2015 period to $19,988 in the 2016 period. The decline is primarily a result of fewer employees and a resulting lower health care cost.

●	Dues and subscriptions increased from $12,036 in the 2015 period to $23,366 in the 2016 period. This increase is due to including DIQ in the 2016 period.

●	Webhosting and Internet costs decreased from $26,059 in the 2015 period to $18,877 in the 2016 period primarily due to incurring certain set up costs in the 2015 period.

●	Rent increased from $8,158 in the 2015 period to $8,615 in the 2016 period.

Other expense (income) during the six months ended June 30, 2016 and 2015 is as follows:

	2016	2015

Interest expense	$108,436	$4,324
Other income	(5,844)	-
Total	$102,592	$4,324

Interest expense in the 2015 period was the interest on an amortizing BMG note. During the 2016 period, interest expense includes $1,277 for the amortizing BMG note, $69,542in amortization of loan costs and $37,617 in current accrued interest on the notes payable described in Note 9 to the condensed consolidated financial statements. The loan cost was paid with the Company’s common stock.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company has entered into loan agreements to finance the purchase of the operating businesses of DIQ, KSIX and BMG and is currently selling common stock to assist in reducing and retiring this debt.

At June 30, 2016 and December 31, 2015, our current assets were $587,849 and $346,043, respectively, and our current liabilities were $3,105,175 and $2,597,008, respectively, which resulted in a working capital deficit of $2,517,326 and $2,250,965, respectively.

Total assets at June 30, 2016 and December 31, 2015 amounted to $2,404,777 and $2,626,823, respectively. At June 30, 2016, assets consisted of current assets of $587,849, net property and equipment of $12,926 and net intangible assets of $1,804,002, as compared to current assets of $346,043, net property and equipment of $14,422 and net intangible assets of $2,266,358 at December 31, 2015.

At June 30, 2016, our total liabilities of $3,286,642 increased $53,072 from $3,233,570 at December 31, 2015. The increase consists of a decrease in long-term debt of $455,095 offset by an increase in current liabilities of $508,167.

At June 30, 2016, our stockholders’ deficit was ($881,865) as compared to stockholders’ deficit of ($606,747) at December 31, 2015. The principal reason for the increase in stockholders’ deficit was the common stock issued for loan costs of $300,000, legal and consulting contracts of $1,067,788 and cash of $190,000 less the loss from operations of $2,042,906.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2016 and 2015.

	2016	2015

Net cash provided by (used in) operating activities	$(293,608)	$(39,868)
Net cash provided by investing activities	-	32
Net cash provided by financing activities	287,320	108,061
Net increase (decrease) in cash and cash equivalents	$(6,288)	$68,225

At June 30, 2016, the Company had the following material commitments and contingencies.

Acquisition – See Note 4 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,469,818- See Note 9 to the Consolidated Financial Statements.

Advances from related party - $358,002 balance owed on non-interest bearing basis. See Note 11 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any capital expenditures during the six months ended June 30, 2016, which required cash. On October 12, 2015, the Company acquired DigitizeIQ, LLC for cash in the amount of $250,000 and $750,000 in short-term notes payable. On February 24, 2016, the Company borrowed $400,000 and used $250,000 of this amount to retire $250,000 of the debt incurred to acquire DIQ. $485,000 remains unpaid. The Company does plan to use acquisitions to grow its revenue base through use of its common stock, debt financing and available cash. The Company has initiated efforts to raise the required capital, however, there can be no assurance that it will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows – The loss of a major customer during the second quarter of 2015 has reduced cash flows from operations. The Company is still learning the business of DIQ and has experienced operating losses during the initial operation. There can be no assurance that the Company will be able to replace the lost business and be able to fund operations in the future.

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $3,470,712 from inception through June 30, 2016, and incurred a loss of $2,042,906 for the period then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the period ending June 30, 2016, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015. Our management has determined that, as of June 30, 2016, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls.

Changes in internal control over financial reporting

Effective April 27, 2015, the Company experienced a change in control, whereby, the Company’s new Chief Executive officer, through a stock exchange agreement acquired approximately 79% of the Company’s outstanding common stock. As a result, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2016, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 1, 2016, the Company issued 454,545 shares of its common stock valued at $20,000 in exchange for principal payments in that amount due on a convertible note payable.

Effective April 1, 2016, the Company issued 100,000 shares of its common stock in exchange for cash in the amount of $10,000.

On April 5, 2016, the Company issued 1,000,000 shares of its common stock valued at $180,000 in partial consideration for a six month consulting contract. This amount is being amortized to expense over the term of the agreement.

On May 10, 2016, the Company issued 1,000,000 shares of its common stock valued at $190,000 in partial consideration for a two year consulting contract. This amount is being amortized to expense over the term of the agreement.

On May 13, 2016, the Company issued 1,800,000 shares of its common stock for cash in the amount of $180,000 pursuant to a Unit subscription agreement.

On May 23, 2016, the Company issued 240,000 shares of its common stock as partial consideration for a six month public relations consulting agreement. The shares were valued at $38,688, which is being amortized to expense over the term of the agreement.

On June 10, 2016, the Company issued 3,150,000 shares of its common stock to six employee/consultants in exchange for prior services. The shares were valued at $516,600 and the amount is included in selling, general and administrative expense.

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

KSIX MEDIA HOLDINGS, INC.

Date: August 22, 2016

	By:	/s/ Carter Matzinger
Chief Executive Officer and
Chief Financial Officer

