Form 10-Q
period 2016-09-30
KSIX Media Holdings, Inc.
filed 2016-11-21
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 50,985,376 shares of common stock outstanding as of November 10, 2016.

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

PART I - Financial Information

Item 1: Financial Statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$89,214	$69,489
Accounts receivable	180,007	275,092
Prepaid expenses	260,165	1,462
Total current assets	529,386	346,043
Property and Equipment, less accumulated depreciation of$3,928 and $1,685, respectively,	12,179	14,422
Intangible assets less accumulated amortization of $1,201,311 and $507,777, respectively	1,572,824	2,266,358
Total assets	$2,114,389	$2,626,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$579,171	$355,597
Credit card liability	341,726	274,135
Deferred revenue	180,000	518,240
Derivative liability	460,125	-
Advance from related party	357,002	318,002
Current portion of long-term debt - related party	53,750	26,875
Notes payable and current portion of long-term debt net of discounts of $202,268	1,300,003	1,104,159
Total current liabilities	3,271,777	2,597,008
Long-term debt less current installments - related party	53,750	80,625
Long-term debt less current installments	52,194	555,937
Total liabilities	3,377,721	3,233,570
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2016 and none at December 31, 2015	10,000	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 48,031,977 shares and 36,130,432 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	48,032	36,130
Additional paid in capital	2,700,815	784,929
Accumulated deficit	(4,022,179)	(1,427,806)
Total stockholders’ deficit	(1,263,332)	(606,747)
Total liabilities and stockholders’ deficit	$2,114,389	$2,626,823

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	$519,215	$357,557	$2,913,801	$1,874,872
Cost of revenue	285,388	183,318	2,114,995	1,181,236
Gross profit	233,827	174,239	798,806	693,636
Costs and expenses
Depreciation and amortization	231,925	95,680	695,777	286,917
Selling, general and administrative	518,883	263,669	2,232,922	801,648
Total costs and expenses	750,808	359,349	2,928,699	1,088,565
Operating loss	(516,981)	(185,110)	(2,129,893)	(394,929)
Other expense (income):
Interest expense	265,078	1,763	373,514	6,143
Changes in fair value of derivatives	96,810	-	96,810	-
Other income	-	(7)	(5,844)	(63)
Total other expense	361,888	1,756	464,480	6,080
Net loss	$(878,869)	$(186,866)	$(2,594,373)	$(401,009)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.01)

Weighted average common shares outstanding	46,719,477	34,530,776	42,071,801	31,212,068

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
Operating activities
Net loss	$(2,594,373)	$(401,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	695,777	286,917
Common stock issued for services	1,101,085	48,000
Amortization of debt discount	190,770	-
Loss on derivatives	96,810	-
Bad debt expense	-	37,406
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	95,085	(13,551)
Prepaid expenses increase	118,325	(4,000)
Deferred revenue - (decrease)	(338,240)	-
Credit card liability - increase	67,592	-
Accounts payable and accrued expenses - increase	228,554	(17,301)
Net cash used in operating activities	(338,615)	(63,538)
Investing activities
Purchase of property and equipment	-	(2,001)
Net cash used in investing activities	-	(2,001)
Financing activities
Issuance of common stock for cash	260,000	300,065
Advances from related party, net of repayment	39,000	90,617
Loan proceeds	525,000	-
Loan repayment	(465,660)	(226,888)
Net cash provided by financing activities	358,340	163,794
Net increase (decrease) in cash and cash equivalents	19,725	98,255
Cash and cash equivalents, beginning of period	69,489	37,817
Cash and cash equivalents, end of period	$89,214	$136,072

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$38,892	$6,143
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for notes payable	$-	$100,000
Common stock issued for loan fees	300,000	-
Common stock issued for prepaid public relations contract	38,688	14,880
Common stock issued for prepaid consulting agreements	470,000	-
Exchange of accrued interest for convertible note payable	4,981	-

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2016

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

2 ACCOUNTING POLICIES

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

●	Level 1 — quoted prices in active markets for identical assets or liabilities.

●	Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable.

●	Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Issued during the nine months ended September 30, 2016	363,315
Converted	(0)
Change in fair value recognized in operations	96,810
Balance, September 30, 2016	$460,125

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2016:

Estimated Dividends	None
Expected Volatility	75%
Risk Free Interest Rate	3.50%
Expected Term	9-18 months

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $4,022,179 from inception through September 30, 2016, and incurred a loss of $2,594,373 for the nine months then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. Additionally, the Company is negotiating the closing of the acquisition of True Wireless, LLC, (“True”) an Oklahoma Limited Liability Company. Upon the completion of the potential acquisition of True as a wholly owned subsidiary, the Company will become cash flow positive. Management can provide no assurance that the Company will be able to produce positive cash flow or obtain the financing as described. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

The Company has estimated the fair value of the assets acquired and liabilities assumed as part of the acquisition and is currently undergoing a formal valuation and will adjust these estimates, if necessary, within the one year measurement period:

Cash	$128,063
Accounts receivable	4,800
Intangible assets (See Note 5)	1,630,973
Total assets	1,763,836
Accounts payable and accrued expenses	(6,244)
Credit card liability	(153,097)
Deferred revenue	(288,720)
Net assets acquired	$1,315,775

Cash and notes issued, net	$850,000
Debt discount	(9,225)
Value of common stock issued	475,000
Total consideration	$1,315,775

Operating results of DIQ for the three and nine month periods ended September 30, 2015 follow:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2015

Revenue	$768,465	$3,675,005

Net income (loss)	$(223,080)	$(201,074)

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

Intangible assets are as follows:

	September 30, 2016	December 31, 2015

Cost	$2,774,135	$2,774,135
Accumulated amortization	(1,201,311)	(507,777)
Balance	$1,572,824	$2,266,358

Amortization expense for the nine months ended September 30, 2016 and 2015	$693,534	$285,789

Amortization expense for the three months ended September 30, 2016 and 2015	$231,178	$95,263

6 DEFERRED REVENUE

The Company bills in advance for services to be rendered for the majority of the business of DIQ. As of September 30, 2016 and December 31, 2015, the Company had received $180,000 and $518,240, respectively, from its customers for which services had yet to be delivered.

7 CREDIT CARD LIABILITY

The Company maintains an arrangement with its bank for its DIQ operation, whereby it utilizes credit cards to pay the majority of its trade obligations. The bank charges no interest on the outstanding credit card balance, which is required to be repaid at the end of each billing cycle. In the event the payment is not timely made, the bank charges a fee equal to 2% of the outstanding balance. The Company’s credit limit is approximately $500,000. At September 30, 2016 and December 31, 2015, the Company’s credit card liability was $341,726 and $274,135, respectively.

8 NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTIES

As of September 30, 2016 and December 31, 2015, notes payable and long-term debt due to related parties consists of:

	September 30, 2016	December 31, 2015
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year, non-interest bearing¹	107,500	107,500
	107,500	107,500
Less current portion - related party	53,750	26,875
Long-term debt - related party	$53,750	$80,625

¹The payment due April 28, 2016 has not been paid.

9 NOTES PAYABLE AND LONG-TERM DEBT

As of September 30, 2016 and December 31, 2015, notes payable and long-term debt consists of:

	September 30, 2016	December 31, 2015
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$91,706

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible¹	456,363	720,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year, non-interest bearing; past due in 2016	101,250	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below²	485,000	747,140

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly³	128,290	-

Note payable to Pinz Capital International, LP dated May 25, 2016 with interest at 18%⁴	100,000	-

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock at 60-75% of lowest trading price in the previous 30 trading days⁵	10,752	-

Convertible promissory note payable to Salksanna, LLC dated September 13, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock at 60-70% of lowest trading price in previous 20 trading days⁶	1,569	-
	1,352,197	1,660,096
Less current portion	1,300,003	1,104,159
Long-term debt	$52,194	$555,937

¹ The Convertible Promissory Note was modified to release the pledge of the holder’s former membership units in Ksix and BMG, to make the note convertible into the Company’s common stock and to require an extra payment of $100,000 due within 90 days. The terms of the Convertible Note provided in the event the Note was not paid prior to the Maturity Date (January 1, 2017) or that payments are not made to the holder by the due date ($10,000 on the 1st and 15th of each month), the holder shall have the right thereafter, exercisable in whole or in part, to convert the outstanding principal or payment then due into shares of the common stock of the Company. The Convertible Promissory Note provided the note conversion price was determined by taking the lowest closing price of the Company’s common stock in the previous ten trading days and then applying a 45% discount. On March 23, 2016, the parties entered into an Addendum to the Convertible Promissory Note to allow an immediate conversion of the $20,000 payments due in April 2016 at the 45% discount rate; to modify the conversion discount rate from 45% to 35% for any future conversions; and to require an additional payment of $30,000 within sixty days. The Company evaluated the embedded conversion feature for derivative treatment and recorded the following.

Face value of note	$590,000
Derivative liability	(311,819)
Amortize debt discount	178,182
Balance at September 30, 2016	$456,363

The original note and the convertible promissory note provide for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000. As of September 30, 2016, the $100,000 and the $30,000 extra payments have not been made and seven payments of $10,000 are past due.

² Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

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

The $250,000 notes due January 12, 2016 and March 12, 2016 have an unpaid balance of $485,000 at September 30, 2016. The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date).

The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and was amortized to interest expense until the due date of the notes. The net carrying value of the notes follows.

	September 30, 2016	December 31, 2015

Face value of notes	$485,000	$750,000
Unamortized debt discount	-	(2,860)
Carrying value of notes	$485,000	$747,140

³SENIOR SECURED CREDIT FACILITY AGREEMENT

On February 24, 2016, the Company executed a Senior Secured Credit Facility Agreement (“Senior Credit Facility”) in the maximum amount of $5,000,000 together with a Convertible Promissory Note (“Convertible Note”) in the amount of $750,000 with TCA Global Credit Master Fund, LP (“TCA”). The initial loan advance was $400,000 and requires monthly interest only payments for two months and then sixteen monthly payments of $28,306, including interest at 18% per annum. The obligation is secured by substantially all assets of the Company and its subsidiaries. The payment due Augsust 29, 2016 was acquired by Salksanna LLC on September 13, 2016 (See ⁶ below). The payment due September 29, 2016 was acquired by Salksanna, LLC on October 7, 2016. See Note 12.

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

Pursuant to ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” and issued by the FASB in April 2015, debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The carrying value of the note at September 30, 2016 is as follows:

	Current	Non-current	Total

Face value of notes	$308,748	$-	$308,748
Unamortized loan costs	(180,458)	-	(180,458)
Carrying value of notes	$128,290	$-	$128,290

The Company is also responsible for other transaction, due diligence and legal fees of $42,500 if it draws the remaining $350,000 initially committed.

The proceeds from the loan were used to pay a $250,000 note to the seller of DIQ and for working capital.

4 Pinz Capital International, L.P. Note – The Pinz Capital note payable is due in installments of $25,000 plus accrued interest on November 25, 2016; $18,750 plus accrued interest on December 25, 2016; $14,063 plus accrued interest on January 25, 2017 and a final payment of the unpaid balance plus accrued interest on May 25, 2017. A prepayment before November 25, 2016 would require a 5% prepayment penalty. The agreement provides for limitations on additional indebtedness. If an event of default, as defined in the agreement, occurs and if not cured within ten days, the note becomes convertible into the Company’s common stock at a rate equal to 65% of the average VWAP over the previous 5 trading days. If the event of default is for non-payment of any installment due, the amount convertible is limited to the amount of the unpaid installment. Prinz Capital is controlled by a director of the Company.

5 The convertible promissory note was determined to have a beneficial conversion feature which is being amortized to interest expense over the nine month term of the loan. The note is summarized as follows:

Cash received	$25,000
OID	2,500
Face amount of note	27,500
Derivative liability	(23,190)
Original carrying value of note	4,310
Amortization of debt discount	6,442
Carrying value of note at September 30, 2016	$10,752

The Company has entered into a number of agreements with River North Equity, LLC (“RNE”) wherein RNE has agreed to invest up to $3,000,000 in the common stock of the Company. These agreements require an effective Registration Statement to be on file by the Company and would allow the Company to require RNE to purchase the Company’s common stock at 90% of the lowest trading price of the Company’s common stock during the previous five trading days. The Company has not yet filed a Registration Statement with the SEC.

6 The convertible promissory note dated September 13, 2016 is convertible into common stock at a 30% discount to the lowest trading price in the most recent twenty trading days plus other discounts if applicable. The convertible note replaces a payment due to TCA on August 29, 2016. The note includes loan cost and the carrying value is summarized as follows:

	Loan cost	Carrying value
Principal acquired from TCA		$23,325
Accrued interest owed to TCA		4,981
		28,306
Loan cost		25,146
Total value of note		53,452
Derivative liability		(28,306)
Amortize debt discount		786
		25,932
Loan cost	$25,146
Loan cost amortization	(783)
Unamortized loan cost	$24,363	(24,363)
Carrying value of convertible note		$1,569

Derivative liability

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception. The above notes are presented net of an initial discount of $363,315 at September 30, 2016 and $0 at December 31, 2015, on the accompanying balance sheet.

10 Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At September 30, 2016, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding and at December 31, 2015, the Company had no preferred shares issued and outstanding.

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

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At September 30, 2016 and December 31, 2015, the Company had 48,031,977 shares and 36,130,432 shares issued and outstanding, respectively.

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

On May 13, 2016, the Company issued 1,800,000 shares of its common stock as part of the Unit Subscription Agreement described below (1) for consideration of $180,000.

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

On August 17, 2016, the Company issued 1,000,000 shares of its common stock valued at $100,000 in consideration for a one year consulting agreement.

On September 19, 2016, the Company issued 250,000 shares of its common stock in exchange for cash consideration of $20,000.

On September 22, 2016, the Company issued 625,000 shares of its common stock as part of the Unit Subscription Agreement described below (2) for consideration of $50,000.

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

No value was recorded for the performance based stock options. The time based stock options were valued at $588,283, based on the assumptions above, and an accrual of $39,219 was recorded as amortization of this amount, in compensation expense and accrued expenses at December 31, 2015. At September 30, 2016, an additional $110,304 has been accrued ($36,768 in each quarter).

UNIT SUBSCRIPTION AGREEMENT – WARRANTS

(1)	On May 13, 2016, the Company entered into a Unit subscription agreement with an individual. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) two Warrants to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.75 for a period of 18 months after the close of the offering. Pursuant to the Unit subscription agreement, the Company offered to the individual a minimum of 1,800,000 Units ($180,000) and a maximum of 5,000,000 Units ($500,000). The individual purchased the minimum of 1,800,000 Units ($180,000) on May 13, 2016 and has a non-transferable and irrevocable option to purchase the remaining 3,200,000 Units ($320,000) for a period of 120 days from the effective date of May 13, 2016. The 3,600,000 Warrants were valued at $20,473 using the Black-Scholes method based on the assumptions listed above with a term of 18 months. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

(2)	On September 16, 2016, the Company entered into a Unit subscription agreement with Bcan Holdings, LLC, which is controlled by a director of the Company. Each Unit was priced at $0.08 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) two Warrants to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of 18 months after the close of the offering. Pursuant to the Unit subscription agreement, the Company offered to the individual a minimum of 625,000 Units ($50,000) and a maximum of 4,000,000 Units ($320,000). The individual purchased the minimum of 625,000 Units ($50,000) on September 22, 2016 and has a non-transferable and irrevocable option to purchase the remaining 3,375,000 Units ($270,000) for a period of 45 days from the effective date of September 22, 2016. The 1,350,000 Warrants were determined to have only nominal value using the Black-Scholes method based on the assumptions listed above with a term of 18 months, therefore, no value was assigned. The Warrants would be classified as equity since they have a fixed exercise price and do not have a provision for modification.

11 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	September 30, 2016	December 31, 2015

Balance at beginning of period	$318,002	$80,325
New advances	40,000	407,000
Repayment	(1,000)	(169,323)
Balance at end of period	$357,002	$318,002

See Note 8 for long-term debt due to a director.

12 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to September 30, 2016 and through the date these financial statements were available to be issued.

On October 7, 2016, the Company executed a note to Salksanna LLC in the principal amount of $53,452, which is due March 13, 2018 with interest at ten percent per annum. The note replaces a payment due to TCA on September 29, 2016 as follows:

Principal amount originally due TCA	$23,675
Interest due with the original payment	4,631
Total original payment due	28,306
Loan fee due new lender	25,146
Loan amount	$53,452

On October 26, 2016, Salksanna LLC was issued 1,953,399 shares of the common stock of the Company pursuant to the convertible promissory note payable to them in the amount of $53,452 that was dated September 13, 2016.

On November 3, 2016, the Company issued 1,000,000 shares of its common stock pursuant to a consulting agreement executed in April 2016 valued at $50,000 and due on October 5, 2016. The $50,000 is being amortized to expense over the remaining term of the agreement.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2016 and September 30, 2015 and for the three and nine months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the periods owned by Holdings.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenues during the three months ended September 30, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$519,215	$357,557
Cost of revenue	285,388	183,318
Gross profit	$233,827	$174,239

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. KSIX and BMG revenues amounted to $302,733 in the three months ended September 30, 2016 as compared to $357,557 in the 2015 period. The majority of the decline began in the 2015 period when the Company lost a major customer. In addition, BMG is not active at September 30, 2016.

DIQ’s revenues from survey generation and landing page optimization amounted to $216,481 in the three months ended September 30, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended September 30, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $768,465 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers.

Cost of revenue increased $102,070 (55.7%) in the 2016 quarter as compared to the same 2015 period. This compares to an overall increase in revenues of $161,658 (45.2%). Cost of revenue was 55.0% of sales in the 2016 quarter as compared to 51.3% in the 2015 quarter. During the previous quarter, DIQ incurred cost on a project for which they were only able to receive a minor return, which resulted in the higher than expected cost of revenue (85.6% in the second quarter).

Costs and expenses during the three months ended September 30, 2016 and 2015 were as follows:

	2016	2015

Depreciation and amortization	$231,925	$95,680
Selling, general and administrative	518,883	263,669
Total	$750,808	$359,349

Depreciation and amortization increased $136,425 (142.4%) from $95,680 in the 2015 quarter to $231,925 in the 2016 quarter. Substantially all of the increase is the amortization of intangible assets of $135,915 acquired as a part of the DIQ acquisition on October 12, 2015.

Selling, general and administrative expense during the three months ended September 30, 2016 and 2015 is as follows:

	2016	2015

Outside contractors and consultants	$186,760	$22,627
Compensation	125,888	126,087
Professional services	85,544	24,486
Officer option compensation	36,768	-
Webhosting and Internet	35,860	9,237
Other	22,979	24,312
Insurance	13,099	7,405
Dues and subscriptions	4,372	4,705
Advertising and marketing	4,263	2,079
Rent	3,350	5,325
Bad debt expense	-	37,406
Total	$518,883	$263,669

Total selling, general and administrative expense increased $255,214 (96.8%) from $263,669 in the 2015 period to $518,883 in the 2016 period. DIQ is included in the 2016 period, but is not included in the 2015 period. The detail changes are discussed below:

●	Outside contractors and consultants increased from $22,627 in the 2015 period to $186,760 in the 2016 period. The 2016 period includes several consulting agreement which provided for issuance of common stock which was valued based on the trading price of the stock on the dates of the agreements. At September 30, 2016 a total of $256,703 of this cost is included in prepaid expense and is being amortized over the life of the agreements.

●	Compensation decreased $199 (0.16%) from the 2015 amount of $126,087 to the 2016 amount of $125,888.

●	Professional services increased from $24,486 in the 2015 period to $85,544 in the 2016 period, a total of $61,058 (249.4%). The majority of the increase is primarily due to being a public company with higher professional costs than a private company and agreements with professionals assisting the Company in raising capital.

●	Officer option compensation increased to $36,768 in the 2016 period. This cost began accruing in October 2015 after the Company’s CEO was granted options as a part of his compensation.

●	Advertising and marketing costs increased $2,184 from $2,079 in the 2015 period to $4,263 in the 2016 period. This is primarily a result of an increase in DIQ costs of $14,048.

●	Webhosting and Internet costs increased from $9,237 in the 2015 period to $35,860 in the 2016 period, primarily due to server repairs in the 2016 period.

●	Other costs declined from $24,312 in the 2015 period to $22,979 in the 2016 period.

●	Insurance costs increased from $7,405 in the 2015 period to $13,099 in the 2016 period. The increase is a result of adding D&O coverage.

●	Dues and subscriptions decreased from $4,705 in the 2015 period to $4,372 in the 2016 period.

●	Rent declined from $5,325 in the 2015 period to $3,350 in the 2016 period.

●	Bad debt expense amounted to $37,406 in the 2015 period and none in the 2016 period.

Other expense (income) during the three months ended September 30, 2016 and 2015 is as follows:

	2016	2015

Interest expense	$265,078	$1,763
Loss on derivatives	96,810	-
Other income	-	(7)
Total	$361,888	$1,756

Interest expense in the 2015 period was the interest on an amortizing BMG note. During the 2016 period, interest expense includes $50,783 in amortization of loan costs, $187,910in OID and amortization of debt discount and $26,385 in current accrued interest on the notes payable described in Notes 8 and 9 to the condensed consolidated financial statements.

The Company has determined that the conversion feature embedded in the notes referred to in Note 9 to the condensed consolidated financial statements that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception. A loss of $96,810 was calculated and recorded at September 30, 2016 based on the value of the derivative liability at that date.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Revenues during the nine months ended September 30, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$2,913,801	$1,874,872
Cost of revenue	2,114,995	1,181,236
Gross profit	$798,806	$693,636

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. BMG works with online games and web publishers utilizing our proprietary Offer Wall that promotes hundreds of different advertiser’s campaigns on a single web page. KSIX and BMG revenues amounted to $961,717 in the nine months ended September 30, 2016 as compared to $1,874,872 in the 2015 period. The majority of the decline began in the 2015 period when the Company lost a major customer. In addition, BMG is not active at September 30, 2016 and had only nominal revenues in 2016.

DIQ’s revenues from survey generation and landing page optimization amounted to $1,952,084 in the nine months ended September 30, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended September 30, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $3,675,005 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers.

Cost of revenue increased $933,759 (79.0%) in the 2016 period as compared to the same 2015 period. This compares to an overall increase in revenues of $1,038,929 (55.4%). Cost of revenue was 72.6% of sales in the 2016 period as compared to 63.0% in the 2015 period. The higher cost of revenue is primarily due to the impact of DIQ. DIQ’s cost of revenue was 83.6%, while KSIX and BMG were 50.3% in the current year. During the previous quarter, DIQ incurred cost on a project for which they were only able to receive a minor return, which resulted in the higher than expected cost of revenue (85.6% in the second quarter).

Costs and expenses during the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015

Depreciation and amortization	$695,777	$286,917
Selling, general and administrative	2,232,922	801,648
Total	$2,928,699	$1,088,565

Depreciation and amortization increased $408,860 (142.5%) from $286,917 in the 2015 period to $695,777 in the 2016 period. Substantially all of the increase is the amortization of intangible assets of $407,745 acquired as a part of the DIQ acquisition on October 12, 2015.

Selling, general and administrative expense during the nine months ended September 30, 2016 and 2015 is as follows:

	2016	2015

Outside contractors and consultants	$1,045,180	$85,986
Compensation	386,166	447,686
Officer compensation	300,304	-
Professional services	259,179	43,631
Other	82,354	70,553
Webhosting and Internet	55,026	36,807
Insurance	33,087	32,273
Advertising and marketing	31,045	16,791
Dues and subscriptions	28,616	17,032
Rent	11,965	13,483
Bad debt expense	-	37,406
Total	$2,232,922	$801,648

Total selling, general and administrative expense increased $1,431,274 (178.5%) from $801,648 in the 2015 period to $2,232,922 in the 2016 period. DIQ is included in the 2016 period, but is not included in the 2015 period. The detail changes are discussed below:

●	Outside contractors and consultants increased from $85,986 in the 2015 period to $1,045,180 in the 2016 period. The 2016 period includes several consulting agreement which provided for issuance of common stock which was valued based on the trading price of the stock on the dates of the agreements. At September 30, 2016 a total of $256,703 of this cost is included in prepaid expense and is being amortized over the life of the agreements. In addition, the 2016 amount includes in $516,600 for shares issued to six consultants in exchange for prior services.

●	Compensation decreased $61,520 (13.7%) from the 2015 amount of $447,686 to the 2016 amount of $386,166 as a result of a reduction in staff during the 2015 period.

●	Officer compensation increased to $300,304 in the 2016 period. This cost began accruing in October 2015 after the Company’s CEO was granted options as a part of his compensation. In addition, this amount includes $180,000 for the preferred stock granted to the Company’s CEO for prior compensation.

●	Professional services increased from $43,631 in the 2015 period to $259,179 in the 2016 period, a total of $215,548 (494.0%). The majority of the increase is primarily due to being a public company with higher professional costs than a private company and agreements with professionals assisting the Company in raising capital.

●	Other costs increased from $70,553 in the 2015 period to $82,354 in the 2016 period.

●	Webhosting and Internet costs increased from $36,807 in the 2015 period to $55,026 in the 2016 period, primarily due to server repairs in the 2016 period.

●	Insurance costs increased from $32,273 in the 2015 period to $33,087 in the 2016 period.

●	Advertising and marketing costs increased $14,254 from $16,791 in the 2015 period to $31,045 in the 2016 period. This is primarily a result of an increase in DIQ costs.

●	Dues and subscriptions increased from $17,032 in the 2015 period to $28,616 in the 2016 period.

●	Rent declined from $13,483 in the 2015 period to $11,965 in the 2016 period.

●	Bad debt expense amounted to $37,406 in the 2015 period and none in the 2016 period.

Other expense (income) during the nine months ended September 30, 2016 and 2015 is as follows:

	2016	2015

Interest expense	$373,514	$6,143
Loss on derivatives	96,810	-
Other income	(5,844)	(63)
Total	$464,480	$6,080

Interest expense in the 2015 period was the interest on an amortizing BMG note. During the 2016 period, interest expense includes $120,325 in amortization of loan costs, $190,770in OID and amortization of debt discount and $62,419 in current accrued interest on the notes payable described in Notes 8 and 9 to the condensed consolidated financial statements. The majority of the loan cost was paid with the Company’s common stock.

The Company has determined that the conversion feature embedded in the notes referred to in Note 9 to the condensed consolidated financial statements that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception. A loss of $96,810 was calculated and recorded at September 30, 2016 based on the value of the derivative liability at that date.

Other income includes a bad debt recovery in the 2016 period of $5,844.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company has entered into loan agreements to finance the purchase of the operating businesses of DIQ, KSIX and BMG and is currently selling common stock to assist in reducing and retiring this debt and to meet any operational shortfalls.

At September 30, 2016 and December 31, 2015, our current assets were $529,386and $346,043, respectively, and our current liabilities were $2,951,053 and $2,597,008, respectively, which resulted in a working capital deficit of $2,421,667 and $2,250,965, respectively.

Total assets at September 30, 2016 and December 31, 2015 amounted to $2,114,389 and $2,626,823, respectively. At September 30, 2016, assets consisted of current assets of $529,386, net property and equipment of $12,179 and net intangible assets of $1,572,824, as compared to current assets of $346,043, net property and equipment of $14,422 and net intangible assets of $2,266,358 at December 31, 2015.

At September 30, 2016, our total liabilities of $3,377,721 increased $144,151 from $3,233,570 at December 31, 2015. The increase consists of a decrease in long-term debt of $530,618 offset by an increase in current liabilities of $674,769.

At September 30, 2016, our stockholders’ deficit was ($1,263,332) as compared to a stockholders’ deficit of ($606,747) at December 31, 2015. The principal reason for the increase in stockholders’ deficit was the loss from operations of $2,594,373 less the common and preferred stock issued, warrants issued and beneficial conversion feature of convertible debt in the total amount of $1,937,788.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2016 and 2015.

	2016	2015

Net cash (used in) operating activities	$(338,615)	$(63,538)
Net cash (used in) investing activities	-	(2,001)
Net cash provided by financing activities	358,340	163,794
Net increase in cash and cash equivalents	$19,725	$98,255

At September 30, 2016, the Company had the following material commitments and contingencies.

Acquisition – See Note 4 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,459,697 - See Notes 8 and 9 to the Consolidated Financial Statements.

Advances from related party - $357,002 balance owed on non-interest bearing basis. See Note 11 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any capital expenditures during the nine months ended September 30, 2016, which required cash. On October 12, 2015, the Company acquired DigitizeIQ, LLC for cash in the amount of $250,000 and $750,000 in short-term notes payable. On February 24, 2016, the Company borrowed $400,000 and used $250,000 of this amount to retire $250,000 of the debt incurred to acquire DIQ. $485,000 remains unpaid. The Company does plan to use acquisitions to grow its revenue base through use of its common stock, debt financing and available cash. The Company has initiated efforts to raise the required capital, however, there can be no assurance that it will be successful, or that any capital can be raised on terms that are not dilutive to existing common stockholders.

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

Going Concern – The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $4,022,179 from inception through September 30, 2016, and incurred a loss of $2,594,373 for the nine months then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. Additionally, the Company is negotiating the closing of the acquisition of True Wireless, LLC, (“True”) an Oklahoma Limited Liability Company. Upon the completion of the potential acquisition of True as a wholly owned subsidiary, the Company will become cash flow positive. Management can provide no assurance that the Company will be able to produce positive cash flow or obtain the financing as described. The Company’s ability to continue as a going concern is dependent on the success of this plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the period ending September 30, 2016, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016. Our management has determined that, as of September 30, 2016, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls.

Changes in internal control over financial reporting

Effective April 27, 2015, the Company experienced a change in control, whereby, the Company’s new Chief Executive officer, through a stock exchange agreement acquired approximately 79% of the Company’s outstanding common stock. As a result, the Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2016, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A:RISK FACTORS

Not applicable.

Item 2:UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2016, the Company issued 1,000,000 shares of its common stock valued at $100,000 in consideration for a one year consulting contract. This amount is being amortized to expense over the term of the agreement.

On September 19, 2016, the Company issued 250,000 shares of its common stock in exchange for cash in the amount of $20,000.

On September 22, 2016, the Company issued 625,000 shares of its common stock for cash in the amount of $50,000 pursuant to a Unit subscription agreement.

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

KSIX MEDIA HOLDINGS, INC.

Date: November 21, 2016

	By:	/s/ Carter Matzinger
Chief Executive Officer and
Chief Financial Officer

