Form 10-Q/A
period 2016-03-31
KSIX Media Holdings, Inc.
filed 2017-01-09
CIK 1392694

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

Explanatory Note

We filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 on May 20, 2016 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

●	To add Note 13 for the restatement;
●	To update management discussion and analysis in Item 2;
●	To restate financial statements as required;
●	To add restated references in the financial statements; and
●	To provide currently dated Exhibit Nos. 31-1 and 32-1.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

On November 15, 2016, the board of directors of the Company, upon recommendation of the Company’s management, determined that the Company’s Consolidated Financial Statements for its fiscal quarter ended March 31, 2016, as originally filed in the Form 10-Q, could no longer be relied on. See Note 13.

We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraphs. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

PART I - Financial Information

Item 1: Financial Statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$147,135	$69,489
Accounts receivable	296,011	275,092
Prepaid expenses	1,462	1,462
Total current assets	444,608	346,043
Property and Equipment, less accumulated depreciation of
$2,433 and $1,685, respectively,	13,674	14,422
Intangible assets less accumulated amortization of $738,955 and $507,777, respectively	2,035,180	2,266,358
Total assets	$2,493,462	$2,626,823

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$635,614	$355,597
Credit card liability	455,746	274,135
Deferred revenue	324,539	518,240
Advance from related party	318,002	318,002
Current portion of long-term debt - related party	26,875	26,875
Notes payable and current portion of long-term debt	1,300,096	1,104,159
Total current liabilities	3,060,872	2,597,008
Long-term debt less current installments - related party	80,625	80,625
Long-term debt less current installments	130,856	555,937
Total liabilities	3,272,353	3,233,570
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 38,412,432 shares and 36,130,432 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38,412	36,130
Additional paid in capital	1,225,147	784,929
Accumulated deficit	(2,042,450)	(1,427,806)
Total stockholders' deficit	(778,891)	(606,747)
Total liabilities and stockholders' deficit	$2,493,462	$2,626,823

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
	(Restated)

Revenue	$1,387,547	$917,989
Cost of revenue	1,049,699	609,350
Gross profit	337,848	308,639
Costs and expenses
Depreciation and amortization	231,926	95,603
Selling, general and administrative	685,331	240,259
Total costs and expenses	917,257	335,862
Operating loss	(579,409)	(27,223)
Other expense:
Interest expense	35,236	2,331
Total other expense	35,236	2,331
Net loss	$(614,645)	$(29,554)

Net loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding	37,236,498	28,000,000

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 (Restated Note 13) and March 31, 2015

(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
	(Restated)

Operating activities
Net loss	$(614,645)	$(29,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	231,926	95,603
Common stock issued for services	142,500	-
Amortization of debt discount	2,860	-
Changes in operating assets and liabilities:
Accounts receivable (increase)	(20,918)	(444,158)
Prepaid expenses decrease	19,541
Deferred revenue - (decrease)	(193,701)
Credit card liability - increase	181,611
Accounts payable and accrued expenses - increase	280,016	255,305
Net cash provided by (used in) operating activities	29,190	(122,804)
Financing activities
Loan proceeds	400,000	-
Advances from related party, net of repayment	-	181,500
Loan repayment	(351,545)	(68,680)
Net cash provided by financing activities	48,455	112,820
Net increase (decrease) in cash and cash equivalents	77,645	(9,984)
Cash and cash equivalents, beginning of period	69,489	37,817
Cash and cash equivalents, end of period	$147,134	$27,833

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$459	$2,331
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for loan costs	$300,000	$-

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

3 GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $2,042,450from inception through March 31, 2016, and incurred a loss of $614,645for the quarter then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

Intangible assets are as follows:

	March 31, 2016	December 31,2015

Cost	$2,774,135	$2,774,135
Accumulated amortization	(738,955)	(507,777)
Balance	$2,035,180	$2,266,358

Amortization expense for the three months ended March 31, 2016 and 2015	$231,178	$95,263

6 DEFERRED REVENUE

The Company bills in advance for services to be rendered for the majority of the business of DIQ. As of March 31, 2016 and December 31, 2015, the Company had received $324,539 and $518,240, respectively, from its customers for which services had yet to be delivered.

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

13 RESTATEMENT OF MARCH 31, 2016 FINANCIAL INFORMATION

These condensed consolidated financial statements restate certain items previously reported by the Company for the three months ended March 31, 2016.

Restated balances for 2016 financial information items have been identified with the notation “Restated” where appropriate and applicable.

Other than the revising of the previously filed condensed consolidated financial statements relating to the restatement, these notes to the condensed consolidated financial statements speak as of the filing date of the Company’s original Form 10-Q for the three months ended March 31, 2016 and filed on May 20, 2016, and these notes to the condensed consolidated financial statements have not been updated to reflect other events occurring subsequent to the original filing date. These notes to the condensed consolidated financial statements should be read in their historical context, except to the extent revised as a result of this restatement.

Since its acquisition on October 12, 2015, and until the end of the second quarter of 2016, the accounting records of DigitizeIQ, LLC (“DIQ”) were maintained by a third-party bookkeeping service pursuant to a contract with DIQ’s prior owner. During the process of converting the DIQ records from the software used by this bookkeeping service to the software used by the Company, certain differences were noted. During the review of the balances in the deferred revenue accounts for the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, it was noted that a correction was necessary as of March 31, 2016 and June 30, 2016. It was determined that deferred revenue was overstated $172,050 and revenue was understated by $172,050 at March 31, 2016 and that deferred revenue was overstated and revenue was understated by an additional $155,351 at June 30, 2016. The following tables summarize the changes.

	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheets
Deferred revenue	$496,589	$(172,050)	$324,539

Accumulated deficit	$(2,214,500)	$172,050	$(2,042,450)

Consolidated Statement of Operations
Revenue	$1,215,497	$172,050	$1,387,547

Net loss	$(786,695)	$172,050	$(614,645)

Net loss per common share, basic and diluted	$0.02		$0.02

Consolidated Statement of Cash Flows
Net loss	$(786,695)	$172,050	$(614,645)

Deferred revenue (decrease)	$(21,651)	$(172,050)	$(193,701)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Revenues during the three months ended March 31, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$1,387,547	$917,989
Cost of revenue	1,049,699	609,350
Gross profit	$337,848	$308,639

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

DIQ’s revenues from survey generation and landing page optimization amounted to $1,052,043 in the three months ended March 31, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended March 31, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $1,633,620 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers. In addition the Company issued a credit of $161,380 to a customer as a result of a problem encountered with its software. The software problem was resolved in March 2016.

Cost of revenue increased $440,349 (72.3%) in the 2016 quarter as compared to the same 2015 period. This compares to an overall increase in revenues of $469,558 (51.2%). Cost of revenue was 75.7% of sales in the 2016 quarter as compared to 66.4% in the 2015 quarter. The higher cost of revenue is primarily due to the impact of DIQ. DIQ’s cost of revenue was 82.4%, while KSIX and BMG were 54.5%. During the quarter, DIQ incurred cost on a project for which they were only able to receive a minor return, which resulted in the higher than expected cost of revenue. The Company is implementing procedures and controls to limit the likelihood of this occurrence in the future.

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

At March 31, 2016 and December 31, 2015, our current assets were $444,608 and $346,043, respectively, and our current liabilities were $3,060,872 and $2,597,008, respectively, which resulted in a working capital deficit of $2,616,264 and $2,250,965, respectively.

Total assets at March 31, 2016 and December 31, 2015 amounted to $2,493,462 and $2,626,823, respectively. At March 31, 2016, assets consisted of current assets of $444,608, net property and equipment of $13,674 and net intangible assets of $2,035,180, as compared to current assets of $346,043, net property and equipment of $14,422 and net intangible assets of $2,266,358 at December 31, 2015.

At March 31, 2016, our total liabilities of $3,272,353 increased $38,783 from $3,233,570 at December 31, 2015. The increase consists of a decrease in long-term debt of $425,081 offset by an increase in current liabilities of $463,864.

At March 31, 2016, our stockholders’ deficit was ($789,561) as compared to stockholders’ deficit of ($606,747) at December 31, 2015. The principal reason for the decrease in stockholders’ deficit was the common stock issued for loan costs of $300,000 and legal and consulting contracts of $142,500 less the loss from operations of $614,645.

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

Acquisition – See Note 4 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,538,452 - See Notes 8 and 9 to the Consolidated Financial Statements.

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

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $2,042,450 from inception through March 31, 2016, and incurred a loss of $614,645 for the quarter then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

KSIX MEDIA HOLDINGS, INC.

Date: January 9, 2017

	By:	/s/ Carter Matzinger
Chief Executive Officer and
Chief Financial Officer

