Form 10-Q/A
period 2016-06-30
KSIX Media Holdings, Inc.
filed 2017-01-09
CIK 1392694

UNITED STATES

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

Explanatory Note

We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 on August 23, 2016 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to make the following changes:

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

On November 15, 2016, the board of directors of the Company, upon recommendation of the Company’s management, determined that the Company’s Consolidated Financial Statements for its fiscal quarter ended June 30, 2016, as originally filed in the Form 10-Q, could no longer be relied on. See Note 13.

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

PART I - Financial Information

Item 1: Financial Statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$63,201	$69,489
Accounts receivable	218,886	275,092
Prepaid expenses	305,762	1,462
Total current assets	587,849	346,043
Property and Equipment, less accumulated depreciation of $3,181 and $1,685, respectively,	12,926	14,422
Intangible assets less accumulated amortization of $970,133 and $507,777, respectively	1,804,002	2,266,358
Total assets	$2,404,777	$2,626,823

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$511,195	$355,597
Credit card liability	347,026	274,135
Deferred revenue	165,700	518,240
Advance from related party	358,002	318,002
Current portion of long-term debt - related party	53,750	26,875
Notes payable and current portion of long-term debt	1,394,288	1,104,159
Total current liabilities	2,829,961	2,597,008
Long-term debt less current installments - related party	53,750	80,625
Long-term debt less current installments	75,530	555,937
Total liabilities	2,959,241	3,233,570
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2016 and none at December 31, 2015	10,000	—
Common stock: $0.001 par value; 100,000,000 shares authorized; 46,156,977 shares and 36,130,432 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	46,157	36,130
Additional paid in capital	2,532,690	784,929
Accumulated deficit	(3,143,311)	(1,427,806)
Total stockholders' deficit	(554,464)	(606,747)
Total liabilities and stockholders' deficit	$2,404,777	$2,626,823

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Restated)		(Restated)

Revenue	$1,007,039	$520,463	$2,394,586	$1,438,452
Cost of revenue	779,908	309,705	1,829,607	919,055
Gross profit	227,131	210,758	564,979	519,397
Costs and expenses
Depreciation and amortization	231,926	95,634	463,852	191,237
Selling, general and administrative	1,028,709	297,721	1,714,040	537,980
Total costs and expenses	1,260,635	393,355	2,177,892	729,217
Operating loss	(1,033,504)	(182,597)	(1,612,913)	(209,820)
Other expense (income):
Interest expense	73,200	1,993	108,436	4,324
Other income	(5,844)	-	(5,844)	-
Total other expense	67,356	1,993	102,592	4,324
Net loss	$(1,100,860)	$(184,590)	$(1,715,505)	$(214,144)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average common shares outstanding	42,208,356	31,033,659	39,722,427	29,525,210

See accompanying notes to consolidated financial statements.

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2016 and June 30, 2015
(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
	(Restated)

Operating activities
Net loss	$(1,715,505)	$(214,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	463,852	191,237
Common stock issued for services	1,025,029	48,000
Amortization of debt discount	2,860	-
Changes in operating assets and liabilities:
Accounts receivable (increase) decrease	56,207	(184,332)
Prepaid expenses increase	(2,000)	-
Deferred revenue - (decrease)	(352,540)	-
Credit card liability - increase	72,892	-
Accounts payable and accrued expenses - increase	155,597	119,371
Net cash used in operating activities	(293,608)	(39,868)
Investing activities
Cash received in excess of cash paid in acquisition by Ksix Media	-	32
Net cash provided by investing activities	-	32
Financing activities
Issuance of common stock for cash	190,000	160,065
Advances from related party, net of repayment	40,000	95,637
Loan proceeds	500,000	-
Loan repayment	(442,680)	(147,641)
Net cash provided by financing activities	287,320	108,061
Net increase (decrease) in cash and cash equivalents	(6,288)	68,225
Cash and cash equivalents, beginning of period	69,489	37,817
Cash and cash equivalents, end of period	$63,201	$106,042

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$23,665	$4,380
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for notes payable	$-	$100,000
Common stock issued for loan fees	300,000	-

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

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $3,143,311 from inception through June 30, 2016, and incurred a loss of $1,715,505 for the six months then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. Management can provide no assurance that the Company will be able to produce positive cash flow or obtain the financing as described. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

The Company bills in advance for services to be rendered for the majority of the business of DIQ. As of June 30, 2016 and December 31, 2015, the Company had received $165,700 and $518,240, respectively, from its customers for which services had yet to be delivered.

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

8	NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTY

As of June 30, 2016 and December 31, 2015, notes payable and long-term debt due to a related party consists of:

	June 30, 2016	December 31, 2015
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year, non-interest bearing	107,500	107,500
	107,500	107,500
Less current portion - related party	53,750	26,875
Long-term debt - related party	$53,750	$80,625

The payment due April 28, 2016 has not been paid.

9	NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2016 and December 31, 2015, notes payable and long-term debt consists of:

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[3]	590,000	720,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year, non-interest bearing; past due in 2016	101,250	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	485,000	747,140

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[2]	124,595	-

Note payable to Pinz Capital International, L.P. dated May 25, 2016 with interest at 18% [4]	100,000	-
	1,469,818	1,660,096
Less current portion	1,394,288	1,104,159
Long-term debt	$75,530	$555,937

1Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	Issue a non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on November 12, 2015; (Paid February 26, 2016).

●	Issue a second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016;

●	Issue a third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016.

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

	June 30 2016	December 31, 2015

Face value of notes	$485,000	$750,000
Unamortized debt discount	-	(2,860)
Carrying value of notes	$485,000	$747,140

2 SENIOR SECURED CREDIT FACILITY AGREEMENT

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

3 The Convertible Promissory Note was modified to release the pledge of the holder’s former membership units in Ksix and BMG, to make the note convertible into the Company’s common stock and to require an extra payment of $100,000 due within 90 days. The terms of the Convertible Note provided in the event the Note was not paid prior to the Maturity Date (January 1, 2017) or that payments are not made to the holder by the due date ($10,000 on the 1st and 15th of each month), the holder shall have the right thereafter, exercisable in whole or in part, to convert the outstanding principal or payment then due into shares of the common stock of the Company. The Convertible Promissory Note provided the note conversion price was determined by taking the lowest closing price of the Company’s common stock in the previous ten trading days and then applying a 45% discount. On March 23, 2016, the parties entered into an Addendum to the Convertible Promissory Note to allow an immediate conversion of the $20,000 payments due in April 2016 at the 45% discount rate; to modify the conversion discount rate from 45% to 35% for any future conversions; and to require an additional payment of $30,000 within sixty days. The Company evaluated the embedded conversion feature for derivative treatment and determined that since there was no conversion allowed until the April payment, no derivative liability existed as of March 31, 2016.

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

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	June 30, 2016	December 31, 2015

Balance at beginning of period	$318,002	$80,325
New advances	40,000	407,000
Repayment	-	(169,323)
Balance at end of period	$358,002	$318,002

See Note 8 for long-term debt due to a director.

12	SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to June 30, 2016 and through the date these financial statements were available to be issued.

13	RESTATEMENT OF JUNE 30, 2016 FINANCIAL INFORMATION

These condensed consolidated financial statements restate certain items previously reported by the Company for the three and six months ended June 30, 2016.

Restated balances for 2016 financial information items have been identified with the notation “Restated” where appropriate and applicable.

Other than the revising of the previously filed condensed consolidated financial statements relating to the restatement, these notes to the condensed consolidated financial statements speak as of the filing date of the Company’s original Form 10-Q for the three and six months ended June 30, 2016 and filed on August 23, 2016, and these notes to the condensed consolidated financial statements have not been updated to reflect other events occurring subsequent to the original filing date. These notes to the condensed consolidated financial statements should be read in their historical context, except to the extent revised as a result of this restatement.

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

	As Previously
	Reported	Adjustment	As Restated
Consolidated Balance Sheets
Deferred revenue	$493,101	$(327,401)	$165,700

Accumulated deficit	$(3,470,712)	$327,401	$(3,143,311)

Consolidated Statement of Operations Three months ended June 30, 2016
Revenue	$851,688	$155,351	$1,007,039

Net loss	$(1,256,211)	$155,351	$(1,100,860)

Net loss per common share, basic and diluted	$(0.03)		$(0.03)

Six months ended June 30, 2016
Revenue	$2,067,185	$327,401	$2,394,586

Net loss	$(2,042,906)	$327,401	$(1,715,505)

Net loss per common share, basic and diluted	$(0.05)	$0.01	$(0.04)

Consolidated Statement of Cash Flows Six months ended June 30, 2016
Net loss	$(2,042,906)	$327,401	$(1,715,505)

Deferred revenue (decrease)	$(25,139)	$(327,401)	$(352,540)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Revenues during the three months ended June 30, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$1,007,039	$520,463
Cost of revenue	779,908	309,705
Gross profit	$227,131	$210,758

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

DIQ’s revenues from survey generation and landing page optimization amounted to $683,559 in the three months ended June 30, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended June 30, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $1,272,920 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers.

Cost of revenue increased $470,203 (151.8%) in the 2016 quarter as compared to the same 2015 period. This compares to an overall increase in revenues of $486,576 (93.5%). Cost of revenue was 77.4% of sales in the 2016 quarter as compared to 60.3% in the 2015 quarter. The higher cost of revenue is primarily due to the impact of DIQ. DIQ’s cost of revenue was 85.6%, while KSIX and BMG were 54.5%. During the quarter, DIQ incurred cost on a project for which they were only able to receive a minor return, which resulted in the higher than expected cost of revenue. The Company is implementing procedures and controls to limit the likelihood of this occurrence in the future.

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Revenues during the six months ended June 30, 2016 and 2015 consisted of the following:

	2016	2015

Revenue	$2,394,586	$1,438,452
Cost of revenue	1,829,607	919,055
Gross profit	$564,979	$519,397

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

DIQ’s revenues from survey generation and landing page optimization amounted to $1,735,602 in the six months ended June 30, 2016. DIQ was acquired October 12, 2015 and accordingly, its revenues for the period ended June 30, 2015 were not a part of the Company’s consolidated revenue. DIQ’s revenue in the 2015 period was $2,906,540 while a private company. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers. In addition, the 2015 revenue include a smaller number of customers with much larger amounts of revenue. In 2016, DIQ is experiencing lower revenue with an increasing number of customers.

Cost of revenue increased $910,552 (99.1%) in the 2016 period as compared to the same 2015 period. This compares to an overall increase in revenues of $956,134 (66.5%). Cost of revenue was 76.4% of sales in the 2016 period as compared to 63.9% in the 2015 period. The higher cost of revenue is primarily due to the impact of DIQ. DIQ’s cost of revenue was 83.6%, while KSIX and BMG were 57.5%. During the period, DIQ incurred cost on a project for which they were only able to receive a minor return and incurred a loss, which resulted in the higher than expected cost of revenue. The Company is implementing procedures and controls to limit the likelihood of this occurrence in the future.

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

At June 30, 2016, our total liabilities of $2,959,241 decreased $274,329 from $3,233,570 at December 31, 2015. The decrease consists of a decrease in long-term debt of $455,095 partially offset by an increase in current liabilities of $232,953.

At June 30, 2016, our stockholders’ deficit was ($554,464) as compared to stockholders’ deficit of ($606,747) at December 31, 2015. The principal reason for the increase in stockholders’ deficit was the common stock issued for loan costs of $300,000, legal and consulting contracts of $1,067,788 and cash of $190,000 less the loss from operations of $1,715,505.

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

Acquisition – See Note 4 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,577,318 - See Notes 8 and 9 to the Consolidated Financial Statements.

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

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has an accumulated deficit of $3,143,311 from inception through June 30, 2016, and incurred a loss of $1,715,505 for the period then ended. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2016 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. In addition, the Company plans on conducting a self underwritten private offering of equity through a series of PIPE offerings over the next 45 to 90 days. Such PIPE capital raised by the Company will be utilized to further reduce our existing debt obligations, provide capital for the stabilization and eventual expansion of our core business operations, and to provide a working capital buffer for any potential longer term shortfalls until such time as we are cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4:	Controls and Procedures.

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

None.

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

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3:	Defaults upon Senior Securities.

None.

Item 4:	Submission of Matters to a Vote of Security Holders.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

