Form 10-K
period 2016-12-31
KSIX Media Holdings, Inc.
filed 2017-12-11
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. June 30, 2016 - $1,772,915.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of October 30, 2017, the registrant had outstanding 80,907,035 shares of its common stock, par value of $0.001.

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

ITEM I: BUSINESS

PART 1 - DESCRIPTION OF BUSINESS

Corporate History and Overview

Ksix Media Holdings, Inc. (“KSIX Holdings” or “the Company”), incorporated in Nevada on August 18, 2006, is a digital advertising agency conglomerate serving customers worldwide online and across social media, gaming and mobile platforms. The Company seeks to acquire other niche marketing companies to grow market share and increase efficiency as part of an accretive strategy in the highly fragmented digital advertising sector.

The Company was previously known as North American Energy Resources, Inc. (“NAER”). Prior to April 27, 2015, the Company operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, North American Exploration, Inc. On April 27, 2015, NAER entered into a Share Exchange Agreement with Ksix Media, Inc. (“KSIX Media”) whereby KSIX Media became a wholly-owned subsidiary of NAER and which resulted in the shareholders of KSIX Media owning approximately 90% of the voting stock of the surviving entity. While the Company continued the oil and gas operations of NAER following this transaction, on August 4, 2015, the Company changed its name to Ksix Media Holdings, Inc.

Both prior to and following this transaction, KSIX Media operated two wholly-owned subsidiaries, Ksix, LLC (“KSIXLLC”) and Blvd Media Group, LLC (“BLVD”). Both of these companies were acquired by Ksix Media, Inc. from Paywall, Inc. on or about December 18, 2014 pursuant to the terms of a “Membership Interest Purchase Agreement”. Pursuant such agreement, KSIX Media, Inc. assumed the remaining balance owed to under a Promissory Note to a third party in the original face amount of $362,257. As of December 31, 2016, the then amount outstanding on the Promissory Note was $68,973. Effective April 1, 2016, the Company temporarily suspended its BLVD business operations and is reviewing a potential discontinuation of the business.

On October 15, 2015, KSIXLLC acquired DigitizeIQ, LLC (“DIQ”), a digital advertising company which is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort class action lawsuits.

KSIXLLC was created as an advertising network designed to create revenue streams for affiliates and provide advertisers with increased measurable audience through targeted cross-platform marketing strategies. KSIXLLC provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPl”) business model. The KSIXLLC online advertising network works directly with advertisers and other networks to promote advertiser campaigns. KSIXLLC manages offer tracking, reporting and distribution on the third-party platform.

KSIXLLC deals with incentive based advertising. Incentive based advertising occurs when a user viewing the advertisement gets some sort of reward for participating in the advertisers offer. These types of transactions are demonstrated frequently in online/mobile video games where users need in game currency to purchase an in-game item. Online and mobile games will pay the users a certain amount of their game currency to participate with the advertisers offer to keep the user engaged in the game for free. Once the user completes the needed task with the advertisers offer, the advertiser pays us a commission for the action or lead generated and we split that commission with the game owner.

KSIXLLC will garner additional revenue through branding, graphic design, web development, mobile software application development, search engine optimization, and social media curation offering a full in-house suite of creative and marking services.

True Wireless, LLC

Master Agreement for the Exchange of Common Stock, Management, and Control

On or about December 7, 2016, the Company, entered into a Master Agreement for the Exchange of Common Stock, Management, and Control (the “Exchange Agreement”) with True Wireless, LLC, an Oklahoma Limited Liability Company (“TW”) and the members of TW (the “Members”). Hereinafter, the Company, TW, and its Members may be referred to as a “Party” individually or collectively as the “Parties”.

TW’s primary business operation is a full-service telecommunications company specializing in the Lifeline program as set forth by the Telecommunications Act of 1996, and regulated by the FCC which provides subsidized mobile phone services for low income individuals (“Lifeline Services”). TW currently has an FCC license to offer Lifeline Services in the following states: Oklahoma, Rhode Island, Maryland, Texas, and Arkansas.

Kevin Brian Cox (“Cox”), a resident of the State of Tennessee, is the sole owner of all of TW’s issued and outstanding membership interests, either directly or indirectly through EWP Communications, LLC, a Tennessee limited liability company, the beneficial owner of which is Cox.

Additionally, pursuant to the terms of the Exchange Agreement, the Company executed and entered into a “Management and Marketing Agreement” (“Management Agreement”) with TW (see below).

Pursuant to the Management Agreement, the Company agreed to enter into a Management Agreement with TW whereby the Company would act as the manager of TW until such time as the Exchange Agreement and the transactions contemplated thereunder are approved by the FCC. Following such approval (which has not occurred as of the date of this Report), the Parties will hold a final closing of the Exchange Agreement and TW would become a wholly-owned subsidiary of the Company (collectively, the “Transaction”).

First Addendum to Master Agreement for the Exchange of Equity, Management, and Control

On March 30, 2017, the Parties executed a First Addendum to the Exchange Agreement extending the time for all material deadlines contemplated therein to be completed by May 1, 2017.

Amended Master Agreement for the Exchange of Common Stock, Management, and Control

On July 18, 2017, the Parties entered into an Amended Master Agreement for the Exchange of Common Stock, Management, and Control (the “Amended Exchange Agreement”) which amended and restated the Exchange Agreement. The Amended Exchange Agreement reset certain of the milestones and timetables detailed in the Exchange Agreement. The material terms of the Amended Exchange Agreement are as follows:

TERMS

●	The Management Agreement would commence on July 18, 2017, concurrent with the execution of the Amended Exchange Agreement (the “Management Closing”);

●	All other terms and conditions with respect to the Transaction set forth in this Amended Exchange Agreement required to be completed by the Parties would occur only after all required governmental and regulatory approvals of the Transaction have been delivered. At that time, the Parties agreed to complete the Company’s acquisition of TW (the “Equity Closing”). The Parties agreed to expedite preparation of all financial information and audits to be completed at the earliest feasible time.

●	The Equity Closing is subject to the completion of due diligence by all Parties to the Amended Exchange Agreement;

●	The Transaction (including the Equity Closing) is subject to delivery by the Parties of all documents required under the Amended Exchange Agreement;

●	The Company and TW agreed to take all necessary corporate actions to authorize the Management and Equity Closings; and

●	It was intended that the transaction underlying the Amended Exchange Agreement would qualify for United States federal income tax purposes as a re-organization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. However, both Parties recognized that in the event the transaction underlying this Agreement does not qualify for United States federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, each party is separately responsible for any tax consequences and indemnifies and holds harmless the other party from and against any and all claims, demands, actions, suits, proceedings, assessments, judgments, damages, costs, losses and expenses, resulting from the that Parties failure to pay their tax liability for this transaction.

CLOSINGS

THE MANAGEMENT CLOSING

The Management Closing occurred on July 18, 2017 pursuant to the following material terms or actions which were approved by the Parties:

●	The Company agreed, upon execution of the Amended Exchange Agreement, to deliver (a) $1.5 Million Promissory Note issued by the Company in favor of Cox; and (b) undertake to authorize an additional number of shares of common stock as required to fulfill the terms and conditions of the transactions between the parties;

●	Upon the Equity Closing (which has not yet occurred), the Company agreed to issue to Cox and/or his assigns, approximately 114 million shares of Company Common Stock and Warrants to purchase 45 million Company Common Shares for a period of five years at a purchase price of $0.50 per share (subject to adjustment) which can be exercised on a “cashless” basis. As of the date of this Report, 12 million shares of Company Common Stock have been issued to Cox and assigns and an additional 102 Million shares of Company Common Stock will be delivered (as directed by Cox) at the Equity Closing;

●	The Company also agreed to an anti-dilution provision (the “Anti-Dilution Provision”) whereby it would issue such number of additional shares at the Equity Closing as would be necessary to maintain Cox’s percentage ownership of Company Common Stock at the time of the Equity Closing at 69.5% (“Cox Percentage”). This provision applies with respect to any additional stock, warrants or other security issued by the Company prior to the Equity Closing;

●	It was agreed that 75% of Carter Matzinger’s (“Matzinger”) Series “A” Preferred Stock (“Series A Preferred Stock”) containing specified majority common stock voting rights of the Company would be transferred by Matzinger to Cox upon execution of the Amended Exchange Agreement. This agreement was subsequently amended to provide for the transfer of 100% of the Series A Preferred Stock by Matzinger to Cox;

●	It was agreed that, at the Post Equity Closing, Matzinger would submit for cancellation and retirement all of his (or his assigns) shares of Company Common Stock in excess of 14 million shares. As a result thereof, Matzinger would hold no more than 14 million shares of Company Common Stock following the Equity Closing.

EQUITY CLOSING.

  Conditioned upon the Parties, having completed all material requirements of the Amended Exchange Agreement, including all delivery of all Exhibits and Collateral Agreements contemplated thereby, and the receipt of any required third party approvals, the Parties agreed to proceed with the Equity Closing, as follows:

At the Equity Closing, the Company agreed to Issue to the Members:

●	$1,500,000 cash (as payment for the Promissory Note (see above); and

●	Any additional Cox Stock required to be issued pursuant to the Anti-Dilution Provision.

TW and the Members agreed to issue to the Company:

●	All outstanding Membership Interests in TW together with all documentation to reflect the intent of the Parties such that TW would become a wholly owned subsidiary of the Company.

Management and Marketing Agreement

On or about July 18, 2017, the Company executed and entered into a “Management and Marketing Agreement” (“Management Agreement”) with Cox. Pursuant to the Management Agreement, the Company is obligated to provide certain management services to Cox as detailed in the Management Agreement.

Company Investment in TW

At the date of this filing, the Company’s investment in TW consists of the following:

	Shares	Amount
Cash paid		$500,000
		$500,000
Contingent consideration to be paid:
Cash at closing		$1,500,000
Common stock to be issued prior to closing	13,200,000	5,304,000
Common stock to be issued at closing	103,200,000	51,600,000
Note payable due December 31, 2018		1,500,000
Total contingent consideration		$59,904,000

Total consideration		$60,404,000

Note to Table Above:

1 Common Stock to be issued upon prior to closing at an average price of approximately $0.40 per share.

2 Common Stock to be issued at closing at an average price of $0.50 per share. Upon the TW Closing described above, the Company will also: (1) issuer Warrants to purchase 45,000,000 shares of Company Common Stock on a “cashless” basis exercisable at $0.50 per share for a period of five years; (2) Cox and his assigns shall also be issued such additional Common Stock of KSIX as are required pursuant to the Anti-Dilution Provision.

DigitizeIQ, LLC

On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“DIQ Agreement”) with DigitizeIQ, LLC (“DIQ”) and its sole owner. DIQ’s primary business is operation of a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. Pursuant to the transaction, DIQ became a wholly owned subsidiary of the Company.

The Agreement provided for a purchase price of $1,250,000, paid as follows:

●	Upon execution of the Agreement, the Company paid $250,000 in cash (of which $150,000 was returned after renegotiation) and issued 1,250,000 shares of Company Common Stock valued at $100,000.

●	The Company issued a non-interest bearing Promissory Note to DIQ in the face amount of $250,000, which was due on November 12, 2015; this Promissory Note has now been paid in full.

●	The Company issued a second non-interest bearing Promissory Note to DIQ in the face amount of $250,000, which was due on January 12, 2016. This Promissory Note remains outstanding.

●	The Company issued a third non-interest bearing Promissory Note to DIQ in the amount of $250,000, which was due on March 12, 2016. This Promissory Note remains outstanding.

As of the date of this filing, the Company owes DIQ a total of $485,000 towards the purchase price of DIQ which is represented by the Promissory Notes due on January 12, 2016 and March 12, 2016. Presently, the Company is in default on these Promissory Notes and intends to attempt to negotiate a full settlement with the holder. There is no guarantee that any settlement can be achieved, or if one is achieved, it will be on terms beneficial to the Company.

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

Adsynthe - A proprietary technology used to manage facebook media buying. This software allows the company to monitor and manage campaigns spending and to leverage rules to limit non-effective campaign spending.

General Business Strategy:

The Company intends to grow by strategic acquisition of niche companies which demonstrate performance-based success in specific digital advertising and marketing platforms and other related industries. Because digital advertising and online marketing strategies are inherently low yield, the ability to make even small gains in efficiency benefits the Company and its network of partners and affiliates exponentially.

Employees and Labor Relations

At December 31, 2016, we had seven full-time employees and three consultants. We plan to add corporate and managerial staff as necessary consistent with the growth of our operations.

We plan to concentrate on the acquisition of companies where the employees are not, and have not historically been, members of unions. However, there is no assurance that any company that we acquire will not be the subject of a successful unionization vote.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTIES

The Company leases office space at 6795 S. Edmond Street 3rd Floor, Las Vegas, Nevada 89118, which contains 65,000 square foot of collaborative work space which allows us to expand and contract as needed. Currently we have a year lease with a thirty-day cancelation policy which costs $1,825 per month. The Company feels that its current office space described above is adequate for the business operations of the Company for the next twenty-four (24) months.

ITEM 3: LEGAL PROCEEDINGS

The following is summary of threatened, pending, asserted or un-asserted claims against the Company or any of its wholly owned subsidiaries.

Claims by River North Equity, LLC against KSIX Media Holdings, Inc.:

On June 29, 2017, River North Equity, LLC (“River North Equity”) filed suit against the Company and Carter Matzinger in the Circuit Court of the 18th Judicial District of DuPage County in Wheaton, IL (Case # 2017AR000989) arising out of an Equity Purchase Agreement the Company entered into with River North Equity on July 11, 2016. The Complaint alleges that the Company entered into a series of convertible promissory notes in the aggregate face amount of $177,500 and that these notes are presently in default. The Complaint also alleges that the Company failed to maintain sufficient authorized capital to allow for conversion of the promissory notes; failed to honor conversion notices delivered with respect to the promissory notes; failed to file a registration statement with the U.S. Securities and Exchange Commission with respect to shares issuable on conversion of the promissory notes and failed to properly disclose the existence of the promissory notes and relevant details in its filings with the U.S. Securities and Exchange Commission. River North Equity is seeking damages in the amount of at least $27,500 plus accrued interest and such other damages as may be proven at trial. The Company is in discussions with River North Equity regarding a potential resolution of this matter, however, there is no guarantee that this matter can be resolved on any basis which is favorable to the Company, if at all. The $27,500 plus accrued interest is included in the Company’s Consolidated Balance Sheet at December 31, 2016.

Claims by TCA Global Credit Master Fund, L.P.

On or about May 9, 2017, TCA Global Credit Master Fund, L.P. (“TCA”) filed a civil action in Broward County Florida against the Company and its subsidiaries regarding an outstanding balance due under a Senior Secured Debt Facility Agreement dated February 26, 2016. The balance carried by the Company on account of the Senior Secured Debt Facility Agreement at December 31, 2016 was $261,043. The Company has retained counsel in Florida and is defending this action. The Company disputes this balance and has filed a counterclaim against TCA and related parties it believes may be responsible for the alleged default. While settlement discussions are in process, there is no guarantee that this matter can be resolved on any basis which is favorable to the Company.

Claims by American Express Bank FSB:

On or about August 26, 2016 American Express Bank FSB (“American Express”) filed a civil complaint against DIQ and Scott Kaplan (an employee of the Company) in the District Court for Clark County, Nevada for approximately $336,726 due on a credit card issued to DIQ, which was allegedly guaranteed by Scott Kaplan, the vice president of business development for KSIX, LLC. This action was subsequently dismissed on July 19, 2017. While the Company was not a party to this action, ostensibly there could be an obligation on the part of the Company to indemnify Mr. Kaplan on this matter. As of this date, no claim for indemnification has been made against the Company and the Company seeks to resolve any issues relating to this matter on an amicable basis without incurring any liability. Failure to resolve this matter could potentially have a material adverse effect on the Company and its business. There is no guarantee that this matter can be resolved on any basis which is favorable to the Company.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, $0.001 par value per share, is traded in the OTC Markets Inc. Pink Current Information Tier (“Pink Sheets”) under the symbol “KSIX.” Until we began trading on July 24, 2007, there was no public market for our common stock.

On March 31, 2015, the Company effected a 1 for 23 reverse stock split. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the two years ended December 31, 2016 and 2015. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

Period ended	High	Low
December 31, 2016	$0.450	$0.050
September 30, 2016	$0.134	$0.060
June 30, 2016	$0.204	$0.097
March 31, 2016	$0.450	$0.060

December 31, 2015	$0.550	$0.110
September 30, 2015	$0.400	$0.200
June 30, 2015	$0.750	$0.050
March 31, 2015	$0.230	$0.138

The Pink Sheets is a quotation service sponsored by the Financial Industry Regulatory Authority (FINRA) that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The Pink Sheets does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the Pink Sheets may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the Pink Sheets.

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

Recent Sales of Unregistered Securities

During year ended December 31, 2016, the Company issued an aggregate of 21,213,469 shares of common stock in unregistered transactions. Such issuances included shares sold to investors in transactions not involving a public offering, shares issued as consideration for transactions, shares issued on conversion of debt instruments and shares issued to consultants. The prices of the shares ranged from $0.05-$0.20 per share.

During period commencing January 1, 2017 through October 30, 2017, the Company issued an aggregate of 23,563,134 shares of common stock in unregistered transactions. Such issuances included shares sold to investors in transactions not involving a public offering, shares issued as consideration for transactions, shares issued on conversion of debt instruments and shares issued to consultants. The prices of the shares ranged from $0.05-$0.20 per share.:

The shares of common stock were issued in reliance on Section 4(2) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock issued have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

Holders

As of October 30, 2017, there are approximately 84 shareholders of record of the Company’s common stock, including 7,734,920 shares held by CEDE & Co. as nominee.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2016, the Company did not purchase any shares of its common stock.

ITEM 6: SELECTED FINANCIAL DATA

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

Historical

The accompanying consolidated financial statements as of December 31, 2016 and December 31, 2015 and for the years then ended includes the accounts of Ksix and its wholly owned subsidiaries during the period owned by Holdings. Historical operations include the operations of the Company and its subsidiaries from the respective dates of acquisition to the year-end periods referred to above, as follows:

Ksix Media Holdings, Inc. – from date of merger with Ksix Media, Inc. – April 24, 2015
Ksix Media, Inc. – from inception - November 5, 2014
Ksix, LLC – from date of acquisition – December 23, 2014
Blvd. Media Group, LLC – from date of acquisition – December 23, 2014
DigitizeIQ, LLC – from date of acquisition – October 12, 2015
North American Exploration, Inc.—from inception – August 18, 2006

Pro forma

The pro forma amounts below, for the year ended December 31, 2015, include the results of operations of the Company and its subsidiaries and the operation of DIQ, as if the acquisition had occurred on January 1, 2015.

COMPARISON OF YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenues and cost of revenue for the years ended December 31, 2016 and 2015 consisted of the following:

	Years ended December 31,		Pro Forma
	2016	2015	2015

Revenue	$3,296,747	$2,832,853	$6,553,807
Cost of revenue	2,328,467	2,332,194	5,273,497
Gross profit	$968,280	$500,659	$1,280,310

Revenue and cost of revenue by subsidiary is as follows:

	Years ended December 31,		Pro Forma
	2016	2015	2015
Revenue
DIQ	$2,143,652	$587,891	$4,308,845
KSIX	1,149,198	2,014,359	2,014,359
BLVD	3,897	230,603	230,603
	$3,296,747	$2,832,853	$6,553,807

Cost of revenue
DIQ	1,723,301	915,092	3,856,395
KSIX	603,986	1,338,588	1,338,588
BLVD	1,180	78,514	78,514
	$2,328,467	$2,332,194	$5,273,497
Gross profit
DIQ	420,351	(327,201)	452,450
KSIX	545,212	675,771	675,771
BLVD	2,717	152,089	152,089
	$968,280	$500,659	$1,280,310

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX’ revenues represented 35% of 2016 consolidated revenues and 71% of 2015 consolidated revenues. On a pro forma basis KSIX represented 31% of 2015 consolidated proforma revenues. KSIX revenues declined $865,161 (43%) in 2016 from the 2015 amount due to a shift in advertisers and affiliates to drive leads.

BLVD worked with online games and web publishers utilizing its proprietary Offer Wall that promoted hundreds of different advertiser’s campaigns on a single web page. Historically BLVD revenues amounted to 0% of 2016 consolidated revenues and 8% of 2015 consolidated revenues. On a pro forma basis BLVD represented 3% of 2015 consolidated pro forma revenues. BLVD revenues declined $226,706 (98%) in 2016 from the 2015 amount. The decline in BLVD revenues is primarily the result of a switch in demand from desktop games to mobile games and Effective April 1, 2016, the Company temporarily suspended its BLVD business operations and is reviewing a potential discontinuation of the business.

DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. DIQ revenues represented 65% of 2016 consolidated revenues and 21% of 2015 consolidated revenues. On a pro forma basis, DIQ represented 66% of 2015 consolidated pro forma revenues. DIQ revenue declined $2,165,193 (50%) in 2016 from the 2015 pro forma amount due to the loss of a major advertiser.

Cost of revenue for DIQ was 80.8%, 155.7% and 89.5% for 2016 historical, 2015 historical and 2015 pro forma, respectively. Cost of revenue for KSIX was 52.6%, 66.5% and 66.5% for 2016 historical, 2015 historical and 2015 pro forma, respectively. Cost of revenue for BLVD was 30.3%, 34.0% and 34.0% for 2016 historical, 2015 historical and 2015 pro forma, respectively. During the shortened historical period for DIQ, the Company experienced a learning curve when taking over the new operation which resulted in the cost exceeding the revenue.

Costs and expenses during the years ended December 31, 2016 and 2015 were as follows:

	Years ended December 31,		Pro Forma
	2016	2015	2015

Depreciation and amortization	$433,118	$501,091	$928,777
Asset impairment	372,706	-	-
Selling, general and administrative	3,269,270	1,320,535	2,350,850
Total	$4,075,094	$1,821,626	$3,279,627

Depreciation and amortization in 2016 and 2015 is primarily the amortization of intangible assets which commenced December 23, 2014 (Ksix Media, Inc. and BLVD) and October 12, 2015 (DIQ), when acquired. Depreciation and amortization in 2016 amounted to $433,118 as compared to $501,091 in the 2015 historical period. Amortization for DIQ in 2015 amounted to $118,373. After completing the appraisal, the DIQ amortization for 2016 was $137,346. This amount was reduced by $88,270 which is the amount the 2015 amortization declined as a result of the appraisal. Accordingly, the net expense recorded in 2016 associated with DIQ amortization was $49,076.

The Company determined to not continue the operations of BLVD in 2016 temporarily. In addition, due to declining cash flow, the Company impaired the remaining net intangible assets of $372,706 associated with its KSIX, LLC and BLVD operations.

Selling, general and administrative expense during the years ended December 31, 2016 and 2015 is as follows:

	Years ended December 31,		Pro Forma
	2016	2015	2015

Payroll and payroll taxes	$508,697	$519,633	$671,777
Outside contractors and consultants	1,485,099	261,654	869,630
Bad debt expense	36,954	97,406	202,496
Officer compensation	451,913	39,219	39,219
Professional services	435,732	121,838	153,389
Webhosting and internet	100,420	51,200	54,123
Advertising and marketing	73,924	36,601	36,601
Insurance	44,345	44,403	44,816
Dues and subscriptions	32,091	24,466	32,924
Rent	20,490	24,698	33,746
Other	79,605	99,417	212,129
Total	$3,269,270	$1,320,535	$2,350,850

Selling, general and administrative expenses increased $1,948,735 in 2016 as compared to 2015, due to the short period DIQ was owned in the 2015 year. On a proforma basis, selling, general and administrative expense increased $918,420 (39.0%) in 2016 as compared to 2015. The following explains the changes in specific expenses from 2015 to 2016 on a pro forma basis.

●	Payroll and payroll taxes decreased $163,080 (24.3%) in the 2016 year as compared to 2015. This is primarily due to the elimination of DIQ’s payroll and payroll taxes from $152,144 in the 2016 year to $0 in the 2016. DIQ used contractors and consultants exclusively in 2016.
●	Outside contractors and consultants increased $615,469 (70.8%) in 2016 from the pro forma amount in 2015. The increase is primarily due to issuing common stock to consultants for prior services which were valued at $516,600.
●	Bad debt expense decreased from $202,496 in the 2015 period to $36,954 in the 2016 year. This decrease is primarily the result of no bad debt expense for DIQ in 2016 and less bad debt expense in 2016 for Ksix with $105,090 for DIQ in 2015 and an increased level for Ksix bad debt expense of $97,406 in 2015.
●	Officer compensation amounted to $451,913 in 2016 and $39,219 in 2015 and includes stock awards. The 2015 amount is amortization of the value of stock options issued to Mr. Matzinger. This amortization amounted to $261,913 in 2016. In addition, the 2016 amount includes $190,000 for the value of preferred stock issued to Mr. Matzinger for prior services.
●	Professional services increased from $153,389 in 2015 to $435,732 in 2016, and increase of $282,343 (184.1%). The increase includes $112,500 associated with the value of common stock issued to the Company’s attorney pursuant to a legal services agreement. Other increases are primarily due to the increased volume of legal services required for new debt and acquisitions.
●	Webhosting and internet costs increased from $54,123 in 2015 and $100,420 in 2016, an increase of $46,297 (85.5%) due to additional 3rd party software being used and Amazon server expenses.
●	Advertising and marketing costs amounted to $73,924 in 2016 and $36,601 in 2015, an increase of $37,323 (102.0%), primarily as a result of an increase in focused advertising of $49,548 at DIQ to attract new clients.
●	Insurance costs amounted to $44,345 in 2016 as compared to $44,816 in 2015.
●	Dues and subscriptions amounted to $32,091 in 2016 and $32,924 in 2015.
●	Rent expense in 2016 amounted to $20,490 and $33,746 in 2015, a decrease of $13,256 (39.3%). The majority of this decrease was associated with DIQ whose rent expense was eliminated with the move of operations into the Ksix Holdings offices.
●	Other selling, general and administrative expenses amounted to $79,604 in 2016 and $212,129 in 2015, a decrease of $132,525 (62.5%). The majority of the decrease is associated with the operations of DIQ, which amounted to $129,878 in 2015 and $29,247 in 2016.

Other income (expense) during the years ended December 31, 2016 and 2015 is as follows:

	Years ended December 31,		Pro Forma
	2016	2015	2015

Interest expense	$(1,660,338)	$(15,201)	$(15,201)
Other income	5,844	65	65
Change in fair value of derivatives	268,236	-	-
Loss on debt settlement	(107,104)	-	-
Total	$(1,493,362)	$(15,136)	$(15,136)

Interest expense increased to $1,660,338 in 2016 from $15,201 in 2015. The 2016 amount includes $163,788 in interest accrued on notes payable and long-term debt and $30,000 in loan penalty. The remaining $1,466,550 represents the amortization of loan costs and debt discounts associated with the derivative liabilities which are determined from the Company’s convertible debt.

Other income in 2016 represents the recovery of a bad debt written off in 2015.

The change in value of derivatives occurred in 2016 for the first time when the Company issued convertible debt which resulted in recording a derivative liability. The change results from revaluing the derivative at the quarterly balance sheet dates.

The loss on debt settlement arose in 2016 when the Company issued common stock for convertible notes payable.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company is presently financing its cash needs through private sales of equity and long-term debt. The Company is also attempting to restructure its existing debt. There is no guarantee that these efforts will be successful in part or at all. The Company is in a growth mode, which results in increasing receivables and intermittent cash shortages. On October 12, 2015, the Company acquired DigitizeIQ, LLC, which had a total of $1,000,000 in cash requirements over the subsequent 150 days. As of December 31, 2016, the Company has made $515,000 of the required payments and still owes $485,000. The Company is negotiating with the seller of DIQ to reduce and restructure these payments.

At December 31, 2016 and 2015, our current assets were $758,837 and $346,043, respectively, and our current liabilities were $4,059,894 and $2,597,008, respectively, which resulted in a working capital deficit of $3,301,057 and $2,250,965, respectively.

Total assets at December 31, 2016 and 2015 amounted to $2,357,246 and $2,626,823, respectively. At December 31, 2016, assets consisted of current assets of $758,837, property and equipment of $14,432, net intangible assets of $217,195, goodwill of $866,782 and $500,000 in deposits on investments, as compared to current assets of $346,043, property and equipment of $14,422 and net intangible assets of $2,266,358 at December 31, 2015.

At December 31, 2016, our total liabilities of $4,172,295 increased $938,725 (29.0%) from $3,233,570 at December 31, 2015. The increase primarily consists of the new derivative liability of $584,168.

At December 31, 2016, our stockholders’ deficit was $(1,815,049) as compared to stockholders’ deficit of ($606,747) at December 31, 2015. The principal reason for the decrease in stockholders’ equity was the operating loss incurred partially offset by common stock issued.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2016 and 2015.

	2016	2015

Net cash used in operating activities	$(641,877)	$(224,521)
Net cash provided by (used in) investing activities	(503,000)	18,331
Net cash provided by financing activities	1,139,097	237,862
Net change in cash and cash equivalents	$(5,780)	$31,672

At December 31, 2016, the Company had the following material commitments and contingencies.

Acquisitions – See Note 13 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,954,275 ($107,500 in related party debt), See Notes 8 and 9 to the Consolidated Financial Statements.

Accounts payable and accrued expenses - $775,624.

Advances from related party - $356,502

Cash requirements and capital expenditures – The Company will be required to make a cash payment of $1,500,000 to close the acquisition of True Wireless, LLC as set forth in Note 13 to the Consolidated Financial Statements. In addition, the majority of the Company’s debt is past due and substantial additional cash will be required.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows – In 2016, sales declined $3,257,060 (49.8%) from the 2015 pro forma amount. The loss of a major customer during the second quarter of 2015 reduced cash flows from operations. The Company acquired DIQ in October 2015, which had a requirement for net cash payments of $100,000 in October 2015 plus $750,000 in notes due over the 150 days following the acquisition. There can be no assurance that the Company will be able to replace the lost business, become proficient in operating its new business or be able to fund operations in the future.

Going Concern – Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 31, 2016 and 2015. These factors create an uncertainty about our ability to continue as a going concern. The Company projects that it needs to raise $1-1.5 million of new capital investment in the short term, restructure literally all of its current debt and complete its acquisition of TW in order to reach a level of minimal viability. If these goals can be achieved in the next 90 days, management believes that the Company could achieve positive cash flow by the end of the 2nd quarter of 2018 (June 30, 2018) from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company is constantly seeking new investment from a variety of sources, debt, equity and hybrid. Additionally, the Company believes that it is moving toward the closing of the acquisition of TW. There are no guarantees that any of this will be achieved and the Company’s ability to continue as a going concern is dependent on the success of these plans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the year ended December 31, 2016, we were required to make material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses as a result of the acquisitions completed during the year. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Ksix Media Holdings, Inc. together with the reports thereon of Paritz & Co., P.A. for the years ended December 31, 2016 and December 31, 2015, is set forth as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of directors of and Stockholders of

Ksix Media Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ksix Media Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2016 and 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ksix Media Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a stockholders’ deficit of $1,815,049 and a working capital deficiency of $3,301,057 as of December 31, 2016 and incurred losses for the past two years. The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
December 11, 2017

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31 2016	December 31 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,709	$69,489
Accounts receivable, less allowance for doubtful accounts of $17,000 and $148, respectively	126,428	275,092
Prepaid expenses	568,700	1,462
Total current assets	758,837	346,043
Property and Equipment, less accumulated depreciation of $4,675 and $1,685, respectively	14,432	14,422
Intangible assets less accumulated amortization of $167,449 and $507,777, respectively	217,195	2,266,358
Goodwill	866,782	-
Deposits on acquisition	500,000	-
Total assets	$2,357,246	$2,626,823

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$775,624	$355,597
Credit card liability	336,726	274,135
Deferred revenue	165,000	518,240
Derivative liability	584,168	-
Advances from related party	356,502	318,002
Current portion of long-term debt - related party, net of discount of $0 and $0, respectively	53,750	26,875
Notes payable and current portion of long-term debt, net of discount of $8,774 and $0, respectively	1,788,124	1,104,159
Total current liabilities	4,059,894	2,597,008
Long-term debt - related party, net of discount of $0 and $0, respectively	53,750	80,625
Long-term debt net of discount of $87,379 and $0, respectively	58,651	555,937
Total liabilities	4,172,295	3,233,570
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 and no shares issued and outstanding at December 31, 2016 and 2015, respectively	10,000	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 57,343,901 shares and 36,130,432 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	57,344	36,130
Additional paid in capital	4,145,589	784,929
Accumulated deficit	(6,027,982)	(1,427,806)
Total stockholders’ deficit	(1,815,049)	(606,747)
Total liabilities and stockholders’ deficit	$2,357,246	$2,626,823

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2016 and December 31, 2015

	2016	2015

Revenue	$3,296,747	$2,832,853
Cost of revenue	2,328,467	2,332,194
Gross profit	968,280	500,659
Costs and expenses
Depreciation and amortization	433,118	501,091
Asset impairment	372,706	-
Selling, general and administrative	3,269,270	1,320,535
Total costs and expenses	4,075,094	1,821,626
Operating loss	(3,106,814)	(1,320,967)
Other income (expense):
Interest expense	(1,660,338)	(15,201)
Other income	5,844	65
Gain on change in fair value of derivatives	268,236	-
Loss on debt settlement	(107,104)	-
Total other income (expense)	(1,493,362)	(15,136)
Net loss before provision for income tax	(4,600,176)	(1,336,103)
Provision for income tax	-	-
Net loss	$(4,600,176)	$(1,336,103)

Net loss per common share, basic and diluted	$(0.10)	$(0.04)

Weighted average common shares outstanding	44,796,318	33,221,122

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

Years ended December 31, 2016 and December 31, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	-	-	28,000,000	$28,000	$12,000	$(6,923)	$33,077
Stock issued for:
Acquisition of Ksix Media, Inc.	-	-	3,114,812	3,114	(12,000)	(84,780)	(93,666)
Cash	-	-	3,717,620	3,718	296,347	-	300,065
Consulting contract	-	-	48,000	48	14,832	-	14,880
Acquisition	-	-	1,250,000	1,250	473,750	-	475,000
Net loss						(1,336,103)	(1,336,103)
Balance, December 31, 2015	-	-	36,130,432	36,130	784,929	(1,427,806)	(606,747)
Stock issued for:
Cash	-	-	8,750,000	8,750	848,750	-	857,500
Services	10,000,000	10,000	7,890,000	7,890	1,389,898	-	1,407,788
Loan costs	-	-	1,782,000	1,782	298,218	-	300,000
Convertible notes payable	-	-	2,791,469	2,792	507,963	-	510,755
Warrant issued for services	-	-	-	-	389,698	-	389,698
Option compensation	-	-	-	-	301,133	-	301,133
Measurement period adjustment	-	-	-	-	(375,000)	-	(375,000)
Net loss	-	-	-	-	-	(4,600,176)	(4,600,176)
Balance, December 31, 2016	10,000,000	$10,000	57,343,901	$57,344	$4,145,589	$(6,027,982)	$(1,815,049)

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and December 31, 2015

	2016	2015
Operating activities
Net loss	$(4,600,176)	$(1,336,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	433,118	501,091
Common stock and warrants issued for services	1,531,380	62,880
Change in fair value of derivatives	(268,236)	-
Loss on debt settlement	107,105	-
Bad debt expense	36,954	97,406
Non-cash interest	1,466,550	6,365
Loan penalty	30,000	-

Asset impairment	372,706	-
Changes in operating assets and liabilities:
Accounts receivable	111,711	(86,040)
Prepaid expenses	-	3,000
Deferred revenue	(353,240)	229,520
Accounts payable and accrued expenses	427,660	176,322
Credit card liability	62,591	121,038
Net cash used in operating activities	(641,877)	(224,521)
Investing activities
Purchase of property and equipment	(3,000)	(9,732)
Cash paid in acquisition, net of refund	-	(100,000)
Cash paid as deposit on acquisition	(500,000)	-
Cash acquired in acquisition	-	128,063
Net cash provided by (used in) investing activities	(503,000)	18,331
Financing activities
Proceeds from sale of common stock for cash	857,500	300,065
Advances from related party, net of repayment	38,500	237,677
Loan proceeds	770,000	-
Loan repayment	(526,903)	(299,880)
Net cash provided by financing activities	1,139,097	237,862
Net increase (decrease) in cash and cash equivalents	(5,780)	31,672
Cash and cash equivalents, beginning of year	69,489	37,817
Cash and cash equivalents, end of year	$63,709	$69,489

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and December 31, 2015, Continued

	2016	2015

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$30,268	$7,158
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for public relation services contract	$-	$14,880
Notes payable issued in acquisition	-	750,000
Common stock issued in acquisition	-	475,000
Common stock issued for services to be rendered recorded as prepaid expenses	218,111	-
Warrant issued for prepaid services	349,127	-
Common stock issued in exchange for notes payable	510,754	-

See accompanying notes to consolidated financial statements

KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016

1 BASIS OF PRESENTATION AND BUSINESS

Basis of presentation

The accompanying consolidated financial statements include the accounts of Ksix Media Holdings, Inc. (the “Company”), incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 and North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Business description

The Company is doing business through two of its wholly owned subsidiaries. KSIX is an Internet marketing company. KSIX is an advertising network designed to create revenue streams for its affiliates and to provide advertisers with increased measurable audience. KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manages offer tracking, reporting and distribution.

DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits.

Other subsidiaries are inactive as of the date of this consolidated financial statement.

Effective December 7, 2016, the Company executed a Master Exchange Agreement for the exchange of Common Stock, Management and Control (the “Exchange Agreement”) with True Wireless, LLC (“TW”) and Kevin Brian Cox (“Cox”), the sole owner of TW’s issued and outstanding membership interests. TW’s primary business operation is a full-service telecommunications company specializing in the Lifeline program which provides subsidized mobile phone service for low income individuals. The acquisition has not closed as of the date of these financial statements (See Note 13 for details).

On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“Agreement”) with DIQ and its sole owner. DIQ is a full service digital advertising agency which became a wholly owned subsidiary of the Company (see Note 4).

On or about April 27, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of Media, whose primary business is the operation of a diverse advertising network through its wholly-owned subsidiaries KSIX and BLVD. Pursuant to the Agreement, the Company acquired all of the issued and outstanding shares (22,600,000 shares) of the common stock of Media from Media’s shareholders in exchange for 28,000,000 restricted shares of the Company’s common stock. The acquisition was accounted for as a reverse merger, whereby Media is the accounting acquirer and the Company is the legal surviving reporting company. The historical financial statements represent those of Media since its inception on November 5, 2014.

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

Direct write-offs are taken in the period when the Company has exhausted their efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts. For the years ended December 31, 2016 and 2015, the Company reported $36,954 and $97,406 of bad debt expense.

Credit risk

In 2016 and 2015, the Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2016 and 2015, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

Property and equipment

Property and equipment and software development costs are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the life of the lease if it is shorter than the estimated useful life. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Computer and office equipment is generally three to five years and office furniture is generally seven years.

Business combinations

We allocate the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is not being amortized, but is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to a two-step process to test goodwill for impairment including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

We perform the allocation based on our knowledge of the market in which we operate, and our overall knowledge of the industry.

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standard Codification (“ASC”) 605-10 (previously Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition).

Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company’s revenues are derived from online advertising sales and on a cost per lead (“CPL”) basis. Revenue from advertisers on a CPL basis is recognized in the period the leads are accepted by the client, following the execution of a service agreement and commencement of the services.

Deferred revenue

DIQ generally requires prepayment of the initial contract amount in advance of services being performed. As such, the advance payment is deferred as a current liability until DIQ delivers the surveys contracted. At that time revenue is recognized and the deferred revenue liability is reduced.

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

The change in the Level 3 financial instrument is as follows:

Issued during the year ended December 31, 2016	$1,226,020
Converted	(373,616)
Change in fair value recognized in operations	(268,236)
Total	$584,168

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2016:

Estimated dividends	None
Expected volatility	261.35%
Risk free interest rate	2.79%
Expected term	0.01-36 months

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

Through December 23, 2014, KSIX and BLVD operated as limited liability companies and all income and losses were passed through to the owners. Through October 12, 2015, DIQ operated as a limited liability company and all income and losses were passed through to its owner. Subsequent to the acquisition dates, these limited liability companies were owned by Ksix Holdings and became subject to income tax.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this guidance are clarifying the definition of a business to assist entities when determining whether an integrated set of assets and activities meets the definition of a business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09), Compensation — Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, is not expected to have any impact on the Company’s financial statement presentation or disclosures.

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3 GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a stockholders’ deficit of $1,815,049, has a working capital deficiency of $3,301,057 as of December 31, 2016 and incurred losses for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive after the end of the 2nd quarter ended June 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. Additionally, the Company is negotiating the closing of the acquisition of True Wireless, LLC, (“TW”) an Oklahoma Limited Liability Company. Upon the completion of the potential acquisition of TW as a wholly owned subsidiary, the Company believes it will become cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4 ACQUISITIONS

(a)	On April 27, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with all of the shareholders of Media. Pursuant to the Agreement, the Company acquired the 22,600,000 issued and outstanding shares of Media and issued 28,000,000 restricted shares of the Company’s common stock in exchange. The transaction resulted in the shareholders of Media owning approximately 90% of the resulting outstanding shares at that time and accordingly, the transaction is accounted for as a reverse merger with Media being the accounting survivor of the Company.

(b)

On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“Agreement”) with DIQ and its sole owner. DIQ, whose primary business operation is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits, became a wholly owned subsidiary of the Company. The consideration included 1,250,000 shares of the Company’s common stock, a cash payment of $250,000 ($150,000 was refunded due to renegotiation of the agreement) and three $250,000 notes (see Note 9). The acquisition was accounted for under the acquisition method of accounting. The purchase price was allocated to the fair value of the tangible and intangible assets acquired and liabilities assumed. The Company completed an appraisal of DIQ amounts during the fourth quarter of 2017.  The resulting adjustments from the amounts determined by the Company to the fair value of the assets acquired and liabilities assumed per the appraisal is as follows:

	Preliminary Amounts estimated by the Company	Adjustments	Appraised Value of Assets

Cash	$128,063	-	$128,063
Accounts receivable	4,800	-	4,800
Intangible assets (See Note 5)	1,630,973	(1,246,329)	384,644
Goodwill	-	866,782	866,782
Total assets	1,763,836	(379,547)	1,384,289
Accounts payable and accrued expenses	(6,244)	(4,978)	(11,222)
Credit card liability	(153,097)	-	(153,097)
Deferred revenue	(288,720)	-	(288,720)
Net assets acquired	$1,315,775	$(384,525)	$931,250

Cash and notes issued	$840,775	(9,525)	$831,250
Value of common stock issued	475,000	(375,000)	100,000
Total consideration	$1,315,775	$(384,525)	$931,250

The adjustment in assets acquired and liabilities assumed resulted in a decrease in amortization expense of $494,584, of which $88,270 relates to 2015 operations and $406,315 relates to 2016 operations. In addition, selling, general and administrative expense declined by $4,978 and interest expense increased by $9,525 in 2016.

Proforma operating results for the period from January 1, 2015 through December 31, 2015 as if the acquisition had occurred on January 1, 2015 are as follows:

2015

Revenue	$3,720,955

Net income (loss)	$(250,664)

5 INTANGIBLE ASSETS

Intangible assets are as follows:

Ksix and BLVD - The customer lists and related contracts of KSIX and BLVD were recorded at their fair value of $1,143,162 upon their acquisition on December 23, 2014. The Company determined a useful life of existing contracts and customer lists of three years and began amortizing the cost over that period.

DIQ - The customer lists and related contracts of DIQ were recorded at their initial estimated fair value of $1,630,973 upon their acquisition on October 12, 2015. After completing the appraisal (see Note 4), the Company made measurement period adjustments.

	Term	2016	2015

KSIX and BLVD customer lists and related contracts	3 years	$-	$1,143,162
DIQ initial customer lists and contracts	3 years	$-	$1,630,973
DIQ customer relationships	5 years	$183,255	$-
DIQ noncompetition agreement	2 years	$201,389	$-
		$384,644	$2,774,135
Accumulated amortization		$167,449	$507,777
		$217,195	$2,266,358
Asset impairment		$372,706	$-
Amortization expense		$430,128	$499,425

Effective April 1, 2016, the Company temporarily suspended its BLVD business operations and is reviewing a potential discontinuation of the business. BLVD had only nominal operations in 2016. In addition, the Company evaluated the operations of KSIX at the end of 2016 and determined that, due to declining cash flows, the unamortized balance of the intangible assets associated with KSIX and BLVD should be impaired. An impairment of $372,706 was recorded.

Goodwill:

The Company completed the appraisal of assets acquired and liabilities assumed in the acquisition of DIQ (see Note 4) and recognized goodwill in the amount of $866,782.

6 DEFERRED REVENUE

The Company bills in advance for services to be rendered for the majority of the business of DIQ. As of December 31, 2016 and December 31, 2015, the Company had received $165,000 and $518,240 from its customers for which services had yet to be delivered, respectively.

7 CREDIT CARD LIABILITY

The Company has utilized a credit card issued in the name of DIQ operation to pay for certain of its trade obligations. At December 31, 2016 and December 31, 2015, the Company’s credit card liability was $336,726 and $274,135, respectively. The bank charges no interest on the outstanding credit card balance, which is required to be repaid at the end of each billing cycle. In the event the payment is not timely made, the bank charges a fee consistent with its billing agreement. The credit card liability is guaranteed by Scott Kaplan, the vice president of business development for KSIX, LLC.

8 LONG-TERM DEBT – RELATED PARTY

As of December 31, 2016 and December 31, 2015, long-term debt due to a related party consists of:

	December 31, 2016	December 31, 2015
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year	107,500	107,500
Less debt discount	-	-
	107,500	107,500
Less current portion - related party	53,750	26,875
Long-term debt - related party	$53,750	$80,625

On April 28, 2015, the Company issued a promissory note to a director for principal amount of $107,500. The promissory note is due in four equal annual payment of $26,875 on April 28 each year. Pursuant to the terms of the note, the note begins to accrue interest at 6% per annum on the portion of the note that falls in default and the past due portion is convertible into the Company’s common stock at a conversion price equal to 70% of the current price of the common stock.

The payment due April 28, 2016 has not been made. The Company has determined that the conversion feature for the past due portion of the note constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the note on the date of default. Accrued interest was $1,088 at December 31, 2016 and zero at December 31, 2015.

9 NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2016, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible¹	590,000	-	590,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016; accruing interest at 6% per annum since April 28, 2016	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below²	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly³	261,043	-	261,043

Note payable to Calvary Fund I. LP dated May 25, 2016 with interest at 18%[4]	130,000	-	130,000

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock[5]	27,500	8,774	18,726

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock[6]	95,405	87,379	8,026

Working capital notes[7]	183,757	-	183,757
	1,942,928	96,153	1,846,775
Less current portion	1,796,898	8,774	1,788,124
Long-term debt	$146,030	$87,379	$58,651

As of December 31, 2015, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$91,706	$-	$91,706

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible¹	720,000	-	720,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year, non-interest bearing; past due in 2016	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below²	750,000	2,860	747,140

	1,662,956	2,860	1,660,096
Less current portion	1,107,019	2,860	1,104,159
Long-term debt	$555,937	$-	$555,937

¹ The Convertible Promissory Note was modified on January 19, 2016 to release the pledge of the holder’s former membership units in Ksix and BLVD, to make the note convertible into the Company’s common stock and to require an extra payment of $100,000 due within 90 days. The terms of the Convertible Note provided in the event the Note was not paid prior to the Maturity Date (January 1, 2017) or that payments are not made to the holder by the due date ($10,000 on the 1st and 15th of each month), the holder shall have the right thereafter, exercisable in whole or in part, to convert the outstanding principal or payment then due into shares of the common stock of the Company. The Convertible Promissory Note provided the note conversion price was determined by taking the lowest closing price of the Company’s common stock in the previous ten trading days and then applying a 45% discount. On March 23, 2016, the parties entered into an Addendum to the Convertible Promissory Note to allow an immediate conversion of the $20,000 payments due in April 2016 at the 45% discount rate; to modify the conversion discount rate from 45% to 35% for any future conversions; and to require an additional payment of $30,000 within sixty days. The Company evaluated the embedded conversion feature for derivative treatment and the debt discount is fully amortized at December 31, 2016.

The original note and the convertible promissory note provide for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000. As of January 1, 2017 the total balance is past due.

² Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on November 12, 2015; (Paid February 26, 2016).
●	A second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at December 31, 2016 - $235,000)
●	A third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 (Unpaid).

The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date). The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and was amortized to interest expense until the due date of the notes.

³ Senior Secured Credit Facility Agreement - On February 24, 2016, the Company executed a Senior Secured Credit Facility Agreement (“Senior Credit Facility”) in the maximum amount of $5,000,000 together with a Convertible Promissory Note (“Convertible Note”) in the amount of $750,000 with TCA Global Credit Master Fund, LP (“TCA”). The initial loan advance was $400,000 and requires monthly interest only payments for two months and then sixteen monthly payments of $28,306, including interest at 18% per annum. The obligation is secured by substantially all assets of the Company and its subsidiaries. The payment due August 29, 2016 was acquired by Salksanna LLC on September 13, 2016 (See ⁶ below). The payment due September 29, 2016 was acquired by Salksanna, LLC on October 7, 2016 and the payment due October 29, 2016 was acquired by Salksanna, LLC on December 21, 2016. (See ⁶ below).

The Senior Credit Facility includes a provision for advisory fees in the amount of $300,000 which was paid when the Company issued 1,782,000 shares of its common stock to TCA (the “Advisory Shares”) on or about March 24, 2016. If TCA is unable to collect the $300,000 from sales of the Advisory Shares within twelve months, the Company is obligated to issue additional shares to TCA until TCA is able to collect the full $300,000. Should TCA still be unable to collect the full $300,000, and after at least one year, TCA can require the Company to redeem any remaining shares for an amount equal to $300,000 less the sales proceeds that TCA has collected. In the event TCA sells the Advisory Shares for more than $300,000, the excess proceeds, together with unsold common shares will be returned to the Company. As long as there is no default under the terms of the Senior Credit Facility, TCA is limited to weekly sales of the Advisory Shares equal to no more than 20% of the average weekly volume of the Company’s common stock on its principal trading market. The stock was valued at the trading price on the date of the agreement and the resulting $300,000 was included as a direct reduction from the carrying amount of the debt liability and was fully amortized at December 31, 2016.

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

The TCA note was restructured effective August 29, 2016, September 29, 2016 and October 29, 2016 to accommodate the payment of the amounts due on those dates by Salksanna, LLC and the issue by the Company of convertible notes payable to Salksanna for the amounts of those payments. (See 6 below.) The restructured note to TCA added $25,146 to each payment for the loan fee originally paid with common stock. When the fee is paid in full, the 1,782,000 shares will be returned to the Company. The payments due TCA on November 29, 2016 and December 29, 2016 are currently unpaid and this default resulted in the note becoming convertible into common stock of the Company.

The Company evaluated the resulting embedded conversion feature for derivative treatment and recorded an initial derivative liability and debt discount of $163,883. The debt discount was fully amortized at December 31, 2016.

The Company is also responsible for other transaction, due diligence and legal fees of $42,500 if it draws the remaining $350,000 initially committed.

The proceeds from the loan were used to pay a $250,000 note to the seller of DIQ and for working capital.

4 Calvary Fund I, LP Note – The Calvary note payable was due in installments of $25,000 plus accrued interest on November 25, 2016; $18,750 plus accrued interest on December 25, 2016; $14,063 plus accrued interest on January 25, 2017 and a final payment of the unpaid balance plus accrued interest on May 25, 2017. The agreement provides for limitations on additional indebtedness. If an event of default, as defined in the agreement, occurs and if not cured within ten days, the note becomes convertible into the Company’s common stock at a rate equal to 65% of the average VWAP over the previous 5 trading days. If the event of default is for non-payment of any installment due, the amount convertible is limited to the amount of the unpaid installment. Pinz Capital is controlled by a director of the Company. Calvary Fund I, LP acquired the note from Pinz Capital in December 2016.

The payments due November 25, 2016 and December 25, 2016 were not made. As a result, the Company was penalized $30,000, which was added to the note balance and due to other past due obligations, it was determined the total balance was in default and due, making the note convertible. Accordingly, a debt discount for the derivative liability was recorded on November 25, 2016 for $52,889. At December 31, 2016, the debt discount was fully amortized.

5 Convertible note payable to River North Equity, LLC (“RNE”)- The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,339. The debt discount has been amortized to a balance of $8,774 at December 31, 2016.

The Company has entered into a number of agreements with RNE wherein RNE has agreed to invest up to $3,000,000 in the common stock of the Company. These agreements require an effective Registration Statement to be on file by the Company and would allow the Company to require RNE to purchase the Company’s common stock at 90% of the lowest trading price of the Company’s common stock during the previous five trading days. The Company has not yet filed a Registration Statement with the SEC.

6 The Company issued three convertible notes to Salksanna, LLC in exchange for payments made by Salksanna to TCA. The first note in the amount of $53,452 was converted into 1,953,399 shares of the Company’s common stock. The second note in the original amount of $53,452 was partially converted with $11,500 in principal and $44 in accrued interest converted into 383,525 shares of the Company’s common stock. The conversion of the first note and the partial conversion of the second note resulted in a loss on debt extinguishment of $107,104.

At December 31, 2016, the remaining notes with a principal balance of $95,405 have a debt discount of $87,379.

7 In November 2016, the Company entered into four working capital notes in the original amount of $245,000 which require daily payments aggregating $2,956. The notes will be repaid between March 31, 2017 and July 31, 2017.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions:

Estimated dividends	None
Expected volatility	194.65% to 273.69%
Risk free interest rate	1.77% to 2.86%
Expected term	.01 to 36 months

10 INCOME TAXES

The income tax provision (benefit) consists of the following:

	2016	2015

Federal:
Current	$-	$-
Deferred	(1,267,100)	(454,300)
Change in valuation allowance	1,267,100	454,300
	$-	$-

The Company’s income is earned in Nevada, and is thus not subject to state income tax.

The expected tax benefit based on the statutory rate is reconciled with actual tax benefit as follows:

	2016	2015

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	0.0%	0.0%
Increase in valuation allowance	34.0%	34.0%
	0.0%	0.0%

Deferred tax assets consist of the effects of temporary differences attributable to the following:

	2016	2015
Deferred tax assets
Net operating losses	$1,621,400	$443,400
Option compensation accrual	102,400	13,300
Deferred tax assets	1,723,800	456,700
Valuation allowance	(1,723,800)	(456,700)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has approximately $4,768,000 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

11 Stockholder’s equity

PREFERRED STOCK

The Company has 100,000,000 shares of its $0.001 par value preferred stock authorized. At December 31, 2016 the Company had 10,000,000 issued and outstanding and at December 31, 2015, the Company had no preferred shares issued and outstanding.

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

The Company valued these shares based upon their conversion rate of 10 shares of preferred stock for each share of common stock based on the market price of the common stock as of March 30, 2016 of $0.19 per share. The Company recorded compensation expense in the amount of $190,000.

COMMON STOCK

The Company has 100,000,000 shares of its $0.001 par value common stock authorized. At December 31, 2016 and December 31, 2015, the Company had 57,343,901 shares and 36,130,432 shares issued and outstanding, respectively.

2016 Transactions

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

On February 24, 2016, the Company issued 1,782,000 shares of its common stock for advisory fees pursuant to the Senior Secured Credit Facility Agreement (Note 9). The stock was valued at the trading price on the date of the agreement and the resulting $300,000 was included as a reduction of the related note payable and was fully amortized at December 31, 2016.

On April 1, 2016, the Company issued 454,545 shares of its common stock valued at $20,000 in exchange for principal payments in that amount due on a note payable.

On April 5, 2016, the Company issued 1,000,000 shares of its common stock valued at $180,000 in partial consideration for a six-month consulting agreement. The $180,000 was amortized to expense over the term of the agreement.

On April 18, 2016, the Company issued 100,000 shares of its common stock in exchange for cash in the amount of $10,000.

On May 10, 2016, the Company issued 1,000,000 shares of its common stock valued at $190,000 in partial consideration for a two-year consulting agreement with a director. The $190,000 is being amortized to expense over the term of the agreement.

On May 13, 2016, the Company issued 1,800,000 shares of its common stock as part of the Unit Subscription Agreement described in (1) below for consideration of $180,000.

On May 23, 2016, the Company issued 240,000 shares of its common stock as partial consideration for a six- month public relations consulting agreement. The shares were valued at $38,688, which was amortized to expense over the term of the agreement.

On June 10, 2016, the Company issued a total of 3,150,000 shares of its common stock to six employee/consultants in exchange for prior services. The stock was valued at $516,600 and the amount is included in selling, general and administrative expense.

On August 17, 2016, the Company issued 1,000,000 shares of its common stock valued at $100,000 in consideration for a one year consulting agreement. The amount is being amortized to expense over the term of the agreement.

On September 19, 2016, the Company issued 250,000 shares of its common stock in exchange for cash consideration of $20,000.

On September 22, 2016, the Company issued 625,000 shares of its common stock as part of the Unit Subscription Agreement described in (2) below for consideration of $50,000.

Effective October 6, 2016, the Company issued 1,000,000 shares of its common stock valued at $50,000 in partial consideration for a six-month consulting contract. This amount is being amortized to expense over the term of the agreement.

Effective October 26, 2016, the Company issued 1,953,399 shares of its common stock in exchange for the Company’s convertible note payable in the amount of $53,452 plus accrued interest of $5,345.

Effective October 26, 2016, the Company issued 383,525 shares of its common stock in exchange for a portion of the Company’s convertible note payable in the amount of $11,500 plus accrued interest of $44.

On November 23, 2016, the Company entered into a one year consulting agreement with an individual which called for compensation with a cashless warrant for 1,500,000 shares of the Company’s common stock. The warrant was valued at $389,699, which amount was included in repaid expense and additional paid in capital. The prepaid expense is being amortized over the one year term of the agreement.

During November and December 2016 the Company sold 5,975,000 Units at a price of $0.10 per Unit and consisting of one share of common stock and one-half warrant to purchase additional common stock at a purchase price of $0.50 per share for a period of three years as described in (3) below for consideration of $597,500.

2015 Transactions

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

COMMON STOCK OPTIONS

Pursuant to his employment agreement with the Company, Carter Matzinger was awarded a “Performance Based Stock Option” of 3,000,000 shares of the Company’s common stock and a “Time Based Stock Option” of up to 3,000,000 shares of Common Stock of the Company. Both sets of options come with Registration Rights and when requested by Mr. Matzinger, the Company will be required to file a Form S-8 Registration Statement. The Time Based Stock Options vested on September 24, 2016 on the one year anniversary of Mr. Matzinger’s employment contract. The terms of both types of common stock option awards are described as follows:

Performance Based Stock Options

●	Stock Option #1 (Vests after revenues resulting in $10,000,000 in Annual Sales) to purchase up to 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.12 per share.

●	Stock Option #2 (Vests after revenues resulting in $15,000,000 annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.30 per share.

●	Stock Option #3 (Vests after revenues resulting in $20,000,000 annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.50 per share.

Time Based Stock Options

●	Stock Option #4 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.12 per share.

●	Stock Option #5 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.30 per share.

●	Stock Option #6 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.50 per share.

The following assumptions were used to value the options:

Expected term	4 years
Expected average volatility	398.18%
Expected dividend yield	0%
Risk-free interest rate	1.44%
Expected annual forfeiture rate	0%

No value was recorded for the performance based stock options. The time based stock options were valued at $959,940 using Black-Scholes model, based on the assumptions above, which was amortized over the service period of four years.

UNIT SUBSCRIPTION AGREEMENT – WARRANTS

(1)	On May 13, 2016, the Company entered into a Unit subscription agreement with BCAN Holdings, LLC, which is controlled by the Chief Strategy Officer of the Company. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) two Warrants to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.75 for a period of 18 months after the close of the offering. Pursuant to the Unit subscription agreement, the Company offered to the individual a minimum of 1,800,000 Units ($180,000) and a maximum of 5,000,000 Units ($500,000). The individual purchased the minimum of 1,800,000 Units ($180,000) on May 13, 2016 and had a non-transferable and irrevocable option to purchase the remaining 3,200,000 Units ($320,000) for a period of 120 days from the effective date of May 13, 2016, which expired on September 10, 2016. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

(2)	On September 16, 2016, the Company entered into a Unit subscription agreement with BCAN Holdings, LLC, which is controlled by the Chief Strategy Officer of the Company. Each Unit was priced at $0.08 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) two Warrants to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of 18 months after the close of the offering. Pursuant to the Unit subscription agreement, the Company offered to the individual a minimum of 625,000 Units ($50,000) and a maximum of 4,000,000 Units ($320,000). The individual purchased the minimum of 625,000 Units ($50,000) on September 22, 2016 and has a non-transferable and irrevocable option to purchase the remaining 3,375,000 Units ($270,000) for a period of 45 days from the effective date of September 22, 2016. The option expired on November 14, 2016. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

(3)	During November and December 2016, the Company entered into Unit subscription agreements with seventeen unrelated companies and individuals. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. The parties purchased 5,975,000 Units ($597,500) during November and December 2016. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

12 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	December 31,	December 31,
	2016	2015

Balance at beginning of year	$318,002	$80,325
New advances	40,000	407,000
Repayment	(1,500)	(169,323)
Balance at end of year	$356,502	$318,002

On May 10, 2016, the Company issued 1,000,000 shares of its common stock valued at $190,000 in partial consideration for a two year consulting agreement with a director. The $190,000 is being amortized to expense over the term of the agreement.

On May 6, 2016, the Company issued 10,000,000 shares of Series “A” Preferred Stock to Carter Matzinger, Chief Executive Officer and Chairman of the Board of Directors, for services previously rendered. (see Note 11).

See Note 8 for long-term debt due to a director.

13 COMMITMENTS AND CONTINGENCIES

True Wireless, LLC

Master Agreement for the Exchange of Common Stock, Management, and Control

On or about December 7, 2016, the Company, entered into a Master Agreement for the Exchange of Common Stock, Management, and Control (the “Exchange Agreement”) with True Wireless, LLC, an Oklahoma Limited Liability Company (“TW”) and the members of TW (the “Members”). Hereinafter, the Company, TW, and its Members may be referred to as a “Party” individually or collectively as the “Parties”.

TW’s primary business operation is a full-service telecommunications company specializing in the Lifeline program as set forth by the Telecommunications Act of 1996, and regulated by the FCC which provides subsidized mobile phone services for low income individuals (“Lifeline Services”). TW currently has an FCC license to offer Lifeline Services in the following states: Oklahoma, Rhode Island, Maryland, Texas, and Arkansas.

Kevin Brian Cox (“Cox”), a resident of the State of Tennessee, is the sole owner of all of TW’s issued and outstanding membership interests, either directly or indirectly through EWP Communications, LLC, a Tennessee limited liability company, the beneficial owner of which is Cox.

Pursuant to the agreement, the Company will issued 12 million shares of restricted common stock and make cash payment of $6 million and a one-year promissory note for $6 million upon closing. The acquisition has not closed as of the date of the consolidated financial statements issued.

On December 7, 2016, the company made cash payment of $500,000 o the owner of TW as a deposit on acquisition.

Additionally, pursuant to the terms of the Exchange Agreement, the Company executed and entered into a “Management and Marketing Agreement” (“Management Agreement”) with TW.

Pursuant to the Management Agreement, the Company would act as the manager of TW until such time as the Exchange Agreement and the transactions contemplated thereunder are approved by the FCC. Following such approval (which has not occurred as of the date of this Report), the Parties will hold a final closing of the Exchange Agreement will occur and TW would become a wholly-owned subsidiary of the Company.

Neither the Exchange Agreement nor the Management Agreement had closed as of December 31, 2016 (see Note 14 Subsequent Event).

Company Investment in TW

At the date of this filing, the Company’s investment in TW consists of the following:

	Shares	Amount
Cash paid		$500,000
		$500,000
Contingent consideration to be paid:
Cash at closing		$1,500,000
Common stock to be issued prior to closing	13,200,000	5,304,000
Common stock to be issued at closing	103,200,000	51,600,000
Note payable due December 31, 2018		1,500,000
Total contingent consideration		$59,904,000

Total consideration		$60,404,000

Note to Table Above:

1 Common Stock to be issued upon prior to closing at an average price of approximately $0.40 per share.

2 Common Stock to be issued at closing at an average price of $0.50 per share. Upon the TW Closing described above, the Company will also: (1) issuer Warrants to purchase 45,000,000 shares of Company Common Stock on a “cashless” basis exercisable at $0.50 per share for a period of five years; (2) Cox and his assigns shall also be issued such additional Common Stock of KSIX as are required pursuant to the Anti-Dilution Provision.

14 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2016 and through the date these financial statements were available to be issued and disclosure as following:

Common stock issued and conversion

Effective January 1, 2017, the Company agreed to issue 320,000 shares of its common stock in exchange for PR services to be performed over the following nine months. On March 24, 2017, the Company issued one-half of the shares owed.

On January 24, 2017, Calvary Fund I LP was issued 100,000 shares of our common stock in exchange for conversion of $3,200 in accrued interest and $4,800 in principal of our note payable obligation to them.

On March 8, 2017, the Company issued 310,675 shares of its common stock to Calvary Fund I LP in exchange for $7,500 in principal and $5,000 in accrued interest owed to Calvary.

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a consulting agreement with Anthony P. Nuzzo, a director of the Company. The shares were valued at $252,000 and this amount is included as a part of the deposit for the acquisition of TW.

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a modification of a consulting agreement. The shares were valued at $252,000 and this amount is included as a part of the deposit for the acquisition of TW.

On March 24, 2017, the Company issued 12,000,000 shares of its common stock to Brian Cox pursuant to a Master Agreement for the Exchange of Common Stock, Management and Control as a part of the planned acquisition of True Wireless, LLC.

On March 24, 2017, the Company issued 800,000 shares of its common stock to its attorney for legal fees in the amount of $76,250 which are included in accrued expense at December 31, 2016.

On March 24, 2017, the Company issued 800,000 shares of its common stock to a consultant for consulting fees in the amount of $152,355 which are included in accrued expenses at December 31, 2016.

On March 31, 2017, the Company issued 250,000 shares of its common stock to a consultant for consulting fees in the amount of $20,000 which are included in accrued expenses at December 31, 2016.

On May 3, 2017, the Company accepted a notice to convert $60,000 in principal of a convertible note payable into 1,923,077 shares of its common stock. The stock was valued at $96,346 on the conversion date.

On May 10, 2017, the Company accepted a notice to convert $30,000 in principal of a convertible note payable into 652,173 shares of its common stock. The stock was valued at $85,435 on the conversion date.

On May 15, 2017, the Company accepted a notice to convert $100,000 in principal of a convertible note payable into 1,508,296 shares of its common stock. The stock was valued at $218,703 on the conversion date.

On October 10, 2017, the Company effectuated an increase in its authorized capital to a total of 600,000,000 shares comprising 500,000,000 shares of Common Stock par value $0.001 and 100,000,000 shares of Preferred Stock par value $0.001.

Acquisition of TW

First Addendum to Master Agreement for the Exchange of Equity, Management, and Control

On March 30, 2017, the Parties executed a First Addendum to the Exchange Agreement extending the time for all material deadlines contemplated for the transactions related to the acquisition of TW to May 1, 2017.

Amended Master Agreement for the Exchange of Common Stock, Management, and Control

On July 18, 2017, the Parties entered into an Amended Master Agreement for the Exchange of Common Stock, Management, and Control (the “Amended Exchange Agreement”) which amended and restated the Exchange Agreement and First Amendment thereto. The Amended Exchange Agreement reset certain of the milestones and timetables detailed in the Exchange Agreement. The material terms of the Amended Exchange Agreement are as follows:

TERMS

●	The Management Agreement would commence on July 18, 2017, concurrent with the execution of the Amended Exchange Agreement (the “Management Closing”);

●	All other terms and conditions with respect to the Transaction set forth in this Amended Exchange Agreement required to be completed by the Parties would occur only after all required governmental and regulatory approvals of the Transaction have been delivered. At that time, the Parties agreed to complete the Company’s acquisition of TW (the “Equity Closing”). The Parties agreed to expedite preparation of all financial information and audits to be completed at the earliest feasible time.

●	The Equity Closing is subject to the completion of due diligence by all Parties to the Amended Exchange Agreement;

●	The Transaction (including the Equity Closing) is subject to delivery by the Parties of all documents required under the Amended Exchange Agreement;

●	The Company and TW agreed to take all necessary corporate actions to authorize the Management and Equity Closings; and

●	It was intended that the transaction underlying the Amended Exchange Agreement would qualify for United States federal income tax purposes as a re-organization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. However, both Parties recognized that in the event the transaction underlying this Agreement does not qualify for United States federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, each party is separately responsible for any tax consequences and indemnifies and holds harmless the other party from and against any and all claims, demands, actions, suits, proceedings, assessments, judgments, damages, costs, losses and expenses, resulting from the that Parties failure to pay their tax liability for this transaction.

CLOSINGS

THE MANAGEMENT CLOSING

The Management Closing occurred on July 18, 2017 pursuant to the following material terms or actions which were approved by the Parties:

●	The Company agreed, upon execution of the Amended Exchange Agreement, to deliver (a) $1.5 Million Promissory Note issued by the Company in favor of Cox; and (b) undertake to authorize an additional number of shares of common stock as required to fulfill the terms and conditions of the transactions between the parties;

●	Upon the Equity Closing (which has not yet occurred), the Company agreed to issue to Cox and/or his assigns, approximately 114 million shares of Company Common Stock and Warrants to purchase 45 million Company Common Shares for a period of five years at a purchase price of $0.50 per share (subject to adjustment) which can be exercised on a “cashless” basis. As of the date of this Report, 12 million shares of Company Common Stock have been issued to Cox and assigns and an additional 102 Million shares of Company Common Stock will be delivered (as directed by Cox) at the Equity Closing;

●	The Company also agreed to an anti-dilution provision (the “Anti-Dilution Provision”) whereby it would issue such number of additional shares at the Equity Closing as would be necessary to maintain Cox’s percentage ownership of Company Common Stock at the time of the Equity Closing at 69.5% (“Cox Percentage”). This provision applies with respect to any additional stock, warrants or other security by the Company prior to the Equity Closing;

●	It was agreed that 75% of Carter Matzinger’s (“Matzinger”) Series “A” Preferred Stock (“Series A Preferred Stock”) containing specified majority common stock voting rights of the Company would be transferred by Matzinger to Cox upon execution of the Amended Exchange Agreement. This agreement was subsequently amended to provide for the transfer of 100% of the Series A Preferred Stock by Matzinger to Cox;

●	It was agreed that, at the Post Equity Closing, Matzinger would submit for cancellation and retirement all of his (or his assigns) shares of Company Common Stock in excess of 14 million shares. As a result thereof, Matzinger would hold no more than 14 million shares of Company Common Stock following the Equity Closing.

EQUITY CLOSING.

Conditioned upon the Parties, having completed all material requirements of the Amended Exchange Agreement, including all delivery of all Exhibits and Collateral Agreements contemplated thereby, and the receipt of any required third party approvals, the Parties agreed to proceed with the Equity Closing, as follows:

At the Equity Closing, the Company agreed to Issue to the Members:

●	$1,500,000 cash (as payment for the Promissory Note (see above); and

●	Any additional Cox Stock required to be issued pursuant to the Anti-Dilution Provision.

TW and the Members agreed to issue to the Company:

●	All outstanding Membership Interests in TW together with all documentation to reflect the intent of the Parties such that TW would become a wholly owned subsidiary of the Company.

Management and Marketing Agreement

On or about July 18, 2017, the Company executed and entered into a “Management and Marketing Agreement” (“Management Agreement”) with Cox. Pursuant to the Management Agreement, the Company is obligated to provide certain management services to Cox as detailed in the Management Agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2016. Our management has determined that, as of December 31, 2016, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to a lack of segregation of duties.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2016.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are our directors and executive officers.

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age

Kevin Brian Cox	President, Chief Executive Officer Chief Financial Officer and a Director	41
Carter Matzinger	Director	43
Anthony P. Nuzzo, Jr.	Chief Strategy Officer and Director	48
David C. Ansani	Director	52
Manuel Flores	Director	45

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Kevin Brian Cox – President, Chief Executive Officer Chief Financial Officer and a Director – Mr. Cox has been President, Chief Executive Officer Chief Financial Officer and a Director since July 2017. He been the majority owner and CEO of True Wireless since January 2011. True Wireless has been a leader and innovator in the wireless industry with a focus on providing reduced cost cellular service to low income individuals. Mr. Cox got his start in telecom in 2004 when he founded his first telephone company (CLEC). Through organic growth and acquisition, he ran 3 CLECs providing service to 200,000 residential subscribers and became the largest prepaid home phone company in the country before selling in 2009. Mr. Cox is a minority partner, investor and or stakeholder in several other technology companies including telecom, wireless and network transactions. Mr. Cox has a proven track record of not only success but winning. Many aspects of his leadership style are contributed to what he learned on the football field while earning Team Captain and All-Conference honors at Murray State University while majoring in Economics.

Carter Matzinger - Director - Mr. Matzinger has been a director of the Company since April 2015 and served as President of the Company from 2015 to 2017. He has over 18 years of diverse experience including working with many Fortune 500 companies including: The Limited, CompuServe, Goodyear Tire, and Amoco. For the past nine years, Mr. Matzinger has worked in the field of online marketing and has specialized in building large affiliate networks. He works closely with online advertisers and advertising networks to expand the reach of profitability of the Company. His experience in search engine optimization, list management, and pay-per-click advertising provides a vast network of relationships and industry expertise. Mr. Matzinger is the co-founder and President of Blvd Media Group, LLC, and KSIX LLC. Mr. Matzinger is a graduate of the University of Utah in 1997 B.A. in Business Administration. Mr. Matzinger for that last six years has been the President of Ksix, LLC and Blvd Media Group, LLC.

Anthony P. Nuzzo Jr. – Chief Strategy Officer and Director – Mr. Nuzzo has been the Chief Strategy Officer and a director of the Company since July 2016. In 1991 Mr. Nuzzo formed Nuzzo Enterprises, Inc. d/b/a Jackson Hewitt Tax Service, a tax franchise, and successfully expanded the company to include twenty-two locations spread over six counties in Chicago, IL and the Syracuse, NY area. In June 2003, Mr. Nuzzo became one of five co-founders and Managing Members to successfully launch Leading Edge Recovery Solutions, LLC. In 2008 ranked 21st in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being Ranked 346 overall by Inc. In 2009, Mr. Nuzzo left for a new challenge and purchased Glass Mountain Capital, LLC. Mr. Nuzzo set out to create an Accounts Receivable Management company that focused on helping the consumer while achieving goals set by the clients. In 2013 under the leadership of Mr. Nuzzo Glass Mountain Capital, LLC was ranked 198 in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being overall by Inc. Magazine annual publishing of the Top 500 Fastest Growing Private Companies in the U.S. REVENUE: $6.9 Million. In early 2017, Mr. Nuzzo successful launched a near shore BPO, CenterCom Global, BPO in Central America. CenterCom will give all clients a near shore option that will drive down costs and build efficiencies.

David C. Ansani – Director – Mr. Ansani has been a director of the Company since August 2017. From 2010 to the present date, he has been and is Chief Compliance Officer/Human Resources Officer/In-House Counsel for Glass Mountain Capital, LLC, a start-up financial services company specializing in the recovery of distressed assets. In this capacity, he reviews and evaluates compliance issues and concerns within the organization. The position ensures that management and employees are in compliance with applicable laws, rules and regulations of regulatory agencies (FDCPA, TCPA, GLB, CFPB, etc.); that company policies and procedures are being followed; and that behavior in the organization meets the company’s standards of conduct.

Manuel Flores – Director – Mr. Flores has been a director of the Company since August 2017. Since August 2015, he has been an attorney at Arnstein & Lehr, LLP, Chicago, IL. His primary practice areas include: banking and consumer finance regulation, and compliance; land use and zoning; and government affairs. He is a member of the Small Business Advisory Council (Illinois), FinTEx Chicago, Community Bankers Association of Illinois and Illinois Bankers Association. From November, 2012 through January 2015, he was Acting Secretary of the Illinois Department of Financial and Professional Regulation (IDFPR), Springfield/Chicago, IL. In this capacity, he served as Chief Executive Officer of a state regulatory agency with an employee head count of 500 and an operating budget of $111,000,000.

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

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, none of the Company’s officers, directors and ten percent holders have made the required filings.

Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the Company’s Chief Executive Officer and all other executive officers of the Company and any employee of the Company whose cash compensation exceeds $100,000 for the years ended December 31, 2016 and 2015.

	Annual Compensation				Long-Term Compensation³
					Restricted	Securities
				Other Annual	Stock	Underlying
Name and		Salary	Bonus	Compensation	Awards	Options	LTIP	All Other
Principal Position[5]	Year	($)¹	($)²	($)[7]	($)	($)[6]	Payouts	Compensation

Carter Matzinger[4]	2016	$120,000	$—	$190,000	$—	$—	$—	$—
CEO, CFO and Director	2015	$180,000	$—	$—	$—	$588,283	$—	$—

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

³ The Company plans on developing an “Employee Stock Option Plan” (“ESOP”) for both management and strategic consultants. However, the Company does anticipate executing long-term employment contracts with both, along with other members of the future management team, during the 2017 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options. At the current time, the Company does not know the final structure of the ESOP or the proposed long term management employment contracts.

4 Our Board of Directors will serve until the next annual meeting of the stockholders and until successors are duly elected and qualified, unless earlier removed as provided in the Company’s Corporate Bylaws. Executive officers serve at the pleasure of the Board of Directors.

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

6 Pursuant to his employment agreement with the Company, Carter Matzinger was awarded a “Performance Based Stock Option” of 3,000,000 shares of the Company’s common stock and a “Time Based Stock Option” of up to 3,000,000 shares of Common Stock of the Company. Both sets of options come with Registration Rights and when requested by Mr. Matzinger, the Company will be required to file a Form S-8 Registration Statement. The Time Based Stock Options vested on September 24, 2016 on the one year anniversary of Mr. Matzinger’s employment contract and expire on September 24, 2019. The terms of both types of common stock option awards are described below:

Performance Based Stock Options

●	Stock Option #1 (Vests after revenues resulting in $10,000,000 in annual sales) to purchase up to 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.12 per share.

●	Stock Option #2 (Vests after revenues resulting in $15,000,000 in annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.30 per share.

●	Stock Option #3 (Vests after revenues resulting in $20,000,000 in annual sales) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at $0.50 per share.

Time Based Stock Options (Vested)

●	Stock Option #4 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.12 per share.

●	Stock Option #5 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.30 per share.

●	Stock Option #6 (Vests One Year from date of Employment Agreement) to purchase 1,000,000 shares of the common stock of the Company (good for 3 years from vesting) at a price of $0.50 per share.

The following assumptions were used to value the options:

Expected term	4 years
Expected average volatility	398.18%
Expected dividend yield	0%
Risk-free interest rate	1.44%
Expected annual forfeiture rate	0%

No value was recorded for the performance based stock options. The time based stock options were valued at $959,919, based on the assumptions above, and an accrual of $39,219 was recorded as amortization of this amount in 2015 and $261,913 was recorded as amortization of this amount in 2016. $301,132 was recorded as additional paid in capital in 2016.

7 On May 6, 2016, upon filing the Certificate of Designation which designated 10,000,000 shares of the Company’s $0.001 par value preferred stock as Series “A”, the board of directors authorized the Company to issue all 10,000,000 shares of Series “A” Preferred Stock to Carter Matzinger, Chief Executive Officer and Chairman of the Board of Directors, for services previously rendered.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date

Carter Matzinger
Option 1		1,000,000	$0.12	*
Option 2		1,000,000	$0.30	*
Option 3		1,000,000	$0.50	*
Option 4	1,000,000		$0.12	September 24, 2019
Option 5	1,000,000		$0.30	September 24, 2019
Option 6	1,000,000		$0.50	September 24, 2019

* Three years from date vested.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Name

Carter Matzinger
Option 1
Option 2
Option 3
Option 4			1,000,000	$246,397
Option 5			1,000,000	$189,500
Option 6			1,000,000	$152,386
			3,000,000	$588,283

The Company valued these shares based upon their conversion rate of 10 shares of preferred stock for each share of common stock based on the market price of the common stock as of March 30, 2016 of $0.18 per share. The Company recorded compensation expense in the amount of $190,000.

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

Compensation of Directors

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company. The Company plans to put in place an industry standard director compensation package during the fiscal year 2017.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information table sets forth certain information regarding the Common Stock owned on October 30, 2017 by: (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock; (ii) each director and officer; and (iii) all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner [1]	Title of Beneficial Owner	Amount of Beneficial Ownership		% of Class [2]
Common	Carter Matzinger	Director
	10624 S. Eastern, Suite A-910		26,778,761	[6]	32.30%
	Henderson, NV 89052

Common	Anthony P. Nuzzo Jr. [3] 1930 Thoreau Drive, Suite 100 Schaumberg, IL 60173	Director	3,400,000		4.20%

Common	Kevin Brian Cox[4] 3124 Brother Blvd. #104 Bartlett, TN 38133	Chairman, Director, President and Chief Executive Officer	12,000,000		14.83%
Series A Preferred			10,000,000	[5]	100%
Common	David C. Ansani 1930 Thoreau Drive Suite 100 Schaumburg, IL 60173	Director	7,000		*
Common	Manuel Flores 18 South Merrill Street Park Ridge, IL 60068	Director	0		0.00%

Common	All Directors & Officers as a Group (5 persons)		42,185,761		50.88%
Series A Preferred			10,000,000		100%

●	Less than one (1) percent

Notes:

(1) The person named in this table has sole voting and investment power with respect to all shares of common stock reflected as beneficially owned;

(2) based on 80,907,035 shares of common stock outstanding as of October 30, 2017; there are no underlying options or warrants to purchase shares of Common Stock, or other securities convertible into the Common Stock of the Company, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days of this filing except for the Time Based Stock Option for 3,000,000 shares held by Mr. Matzinger, see (6) below.

(3) Includes 1,600,000 shares owned by Anthony P. Nuzzo Jr. and 1,800,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Nuzzo is managing member;

(4) Includes 11,000,000 shares owned by Kevin Brian Cox and 1,000,000 shares owned by EWP Communications, LLC, a Tennessee liability company, of which Mr. Cox is a beneficial owner.

(5) Each share of Series A Preferred Stock is entitled to vote ten (10) shares of Common Stock for each one (1) share of Series A Preferred Stock held.

(6) Mr. Matzinger was granted options to acquire up to 6,000,000 shares of the Company’s common stock as described in Item 11 herein. At December 31, 2016, options to acquire up to 3,000,000 shares of the Company’s common stock are exercisable, and 2,000,000 shares are in the money and included in the beneficial ownership table above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of December 31, 2016 and December 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be	Weighed average exercise
	issued upon exercise of	price of outstanding	Number of securities
	outstanding options,	options, warrants and	remaining available
Plan category	warrants and rights	rights	for future issuance

Performance based	3,000,000	$0.31	-
stock options

Time Based	3,000,000	$0.31	-
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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

A director of the Company has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	December 31,	December 31,
	2016	2015

Balance at beginning of period	$318,002	$80,325
New advances	40,000	407,000
Repayment	(1,500)	(169,323)
Balance at end of period	$356,502	$318,002

On May 10, 2016, the Company issued 1,000,000 shares of its common stock valued at $190,000 in partial consideration for a two year consulting agreement with a director. The $190,000 is being amortized to expense over the term of the agreement.

On December 6, 2016, the consulting agreement with the director was amended to include provisions specifically related to the agreement to acquire TW as described in Note 13 of the Consolidated Financial Statements under “Director Consulting Agreement.”

The Company has non-interest bearing long-term debt due to a director in the amount of $107,500, which is due in four equal annual installments of $26,875 on April 28 of each of the four years beginning April 28, 2016. The payment due April 28, 2016 has not been made. See Note 8 to the Consolidated Financial Statements.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. We do not currently have any written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions, but we plan to adopt such guidelines once we add additional independent board members.

Director Independence

Our common stock is currently quoted on the Pink Sheets (OTC Markets Inc. Pink Current Information Tier). Since the Pink Sheets does not have rules for director independence, we use the definition of independence established by the NYSE MKT (formerly the American Stock Exchange). Under applicable NYSE MKT rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent. As this time, we have three independent directors, Anthony P. Nuzzo, Jr., David C. Ansani and Manual Flores.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In the last two fiscal years ended December 31, 2015 and 2016, we have retained Paritz & Company, P.A., as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees – During 2016, $15,679 was billed for the completion of the 2015 audit and the quarterly reviews for 2016. The aggregate fees billed as of February 28, 2015 for professional services rendered by the Company’s accountant was approximately $63,847 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal year ended December 31, 2015. The 2014 audit and the audits required by the acquisitions are included in the 2015 amount.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

(a)	The following documents are filed as part of this report:

1	Financial Statements – The following financial statements of Ksix Media Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountant

●	Consolidated Balance Sheets at December 31, 2016 and 2015

●	Consolidated Statements of Operations for the years ended December 31, 2016 and December 31, 2015

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and December 31, 2015

●	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and December 31, 2015

●	Notes to Consolidated Financial Statements

2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.	Description

3.1	Articles of Incorporation (Amendment dated May 13, 2015) ¹
3.2	By-Laws ¹
4.1	Form of Specimen of common stock ²
4.2	Form of Warrant ²
10.1	Agreement for Exchange of Common Stock dated April 24, 2015 between the Company and Ksix Media, Inc. (Incorporated by reference to Form 8-K dated April 30, 2015 and filed May 4, 2015)
10.2	Agreement for Exchange of Common Stock dated October 12, 2015 between the Company, Media, Inc. (Incorporated by reference to Form 8-K dated April 30, 2015 and filed May 4, 2015) October 12, 2015 and filed October 19, 2015)
10.3	Membership Interest Purchase Agreement between Paywall, Inc. and Ksix Media, Inc. dated December 18, 2014 ¹
10.4	Unit Redemption Agreement between Richard Brostrom and Blvd Media Group, LLC dated October 26, 2011 ¹
10.5	Note payable to Clinton Coldren for $107,500 dated April 28, 2015 ¹
10.6	Note payable to Alan Massara for $101,250 dated April 28, 2015 ¹
10.7	Employment Agreement with Carter M. Matzinger dated September 24, 2015 (Incorporated by reference to Form 8-K/A-1 filed October 26, 2015
10.8	Consulting agreement with John E. Dolkart, Jr. dated January 4, 2016[6]
10.9	Consulting agreement with Ted D. Campbell, II dated February 1, 2016[6]
10.10	Consulting agreement with Hall Strategy, LLC dated April 5, 2016[6]
10.11	Consulting agreement with Anthony P. Nuzzo, Jr. dated May 10, 2016[6]
10.12	Consulting agreement with Omnivance Advisors, Inc. dated May 23, 2016[6]
10.13	Modified Paywall, Inc. note payable on January 19, 2016[6]
10.14	Senior Secured Credit Facility with TCA Global Credit Master Fund, LP on February 24, 2016[7]
10.15	Designated 10,000,000 shares of Series A Preferred Stock and issued all shares to Carter Matzinger for prior services on May 6, 2016[7]
10.16	Nuzzo subscription agreement for minimum of 1,800,000 Units and maximum of 5,000,000 Units [7]
10.17	September 15, 2016 amendment to the Senior Secured Credit Facility with TCA Global Credit Master Fund, LP incorporated by reference to Form 8-K filed on September 16, 2016
10.18	On August 17, 2016 entered into one year consulting agreement with Kevin Fickle[8]
10.19	On September 15, 2016 entered into Unit Subscription Agreement with BCAN Holdings, LLC for a minimum of 625,000 Units at $0.08 with each Unit consisting of one share of common stock and two warrants to purchase common stock at $0.50 per share for 18 months[8]
10.20	On September 19, 2016, entered into stock subscription agreement with Nuwa Holdings, LLC for 250,000 shares of common stock for $20,000 cash[8]
10.21	On November 30, 2016, extended the expiration date of the BCAN Unit Subscription Agreement until March 31, 2017, incorporated Form 8-K filed December 8, 2016.
10.22	On December 7, 2016 entered into agreement to purchase True Wireless, LLC (Incorporate Form 8-K filed on December 9, 2016 by reference)
10.23	On January 27, 2017 appointed ClearTrust, LLC to replace Action Stock Transfer Corporation as transfer agent and registrar (Incorporate Form 8-K filed on January 31, 2017 by reference)

Exhibit
No.	Description

11	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends [5]
21	List of Subsidiaries ³
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 ³
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 ³
101.INS	XBRL Instance Document [4]
101.SCH	XBRL Taxonomy Extension Schema Document [4]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [4]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [4]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [4]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [4]

¹ Incorporated by reference to Form 8-K/A-2 filed December 11, 2015.

² Incorporated by reference to Form SB-2 filed March 14, 2007.

³ Filed herewith

4 In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

5 Included within financial statements filed herewith.

6 Incorporated by reference to Forms 8-K filed July 20, 2016.

7 Incorporated by reference to Forms 8-K filed August 1, 2016.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ksix Media Holdings, Inc.
December 11, 2017	/s/ Kevin Brian Cox
Kevin Brian Cox
President, Chairman, CEO, CFO and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 11, 2017	/s/ Kevin Brian Cox
Kevin Brian Cox
President, Chairman, CEO, CFO and a Director

December 11, 2017	/s/ David C. Ansani
David C. Ansani
Director

December 11, 2017	/s/ Carter Matzinger
Carter Matzinger
Director

December 11, 2017	/s/ Anthony P. Nuzzo
Anthony P. Nuzzo
Director

December 11, 2017	/s/ Manuel Flores
Manuel Flores
Director

