Form 10-Q
period 2017-03-31
Surge Holdings, Inc.
filed 2018-01-02
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

File No. 000-52522

SURGE HOLDINGS, INC.

(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10624 S Eastern Ave., Ste A-910, Henderson, NV 89052

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (800) 760-9689

KSIX Media Holdings, Inc.

(former name if changed from last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 82,582,035 shares of common stock outstanding as of December 13, 2017.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in SURGE HOLDINGS, INC.’S (FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.) Form 10-K dated December 31, 2016.

2

PART I - Financial Information

Item 1: Financial Statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$83,452	$63,709
Accounts receivable, less allowance for doubtful accounts of $17,000 and $17,000, respectively	87,592	126,428
Prepaid expenses	410,585	568,700
Total current assets	581,629	758,837
Property and Equipment, less accumulated depreciation of $5,423 and $4,675, respectively,	13,684	14,432
Intangible assets less accumulated amortization of $201,785 and $167,449, respectively	182,859	217,195
Goodwill	866,782	866,782
Deposits on investments	1,700,000	500,000
Total assets	$3,344,954	$2,357,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$617,216	$775,624
Credit card liability	336,726	336,726
Deferred revenue	55,800	165,000
Derivative liability	621,021	584,168
Advance from related party	391,502	356,502
Current portion of long-term debt - related party	53,750	53,750
Notes payable and current portion of long-term debt, net of discount of $1,107 and $8,774, respectively	1,768,699	1,788,124
Total current liabilities	3,844,714	4,059,894
Long-term debt less current installments - related party	53,750	53,750
Long-term debt net of discount of $69,383 and $87,379, respectively	76,647	58,651
Total liabilities	3,975,111	4,172,295
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 100,000,000 shares authorized; 73,514,576 shares and 57,343,901 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	73,515	57,344
Additional paid in capital	6,281,887	4,145,589
Accumulated deficit	(6,995,559)	(6,027,982)
Total stockholders’ deficit	(630,157)	(1,815,049)
Total liabilities and stockholders’ deficit	$3,344,954	$2,357,246

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
		(Restated)

Revenue	$450,400	$1,387,547
Cost of revenue	151,425	1,049,699
Gross profit	298,975	337,848
Costs and expenses
Depreciation and amortization	35,084	231,926
Selling, general and administrative	1,033,191	685,331
Total costs and expenses	1,068,275	917,257
Operating loss	(769,300)	(579,409)
Other expense:
Interest expense	143,840	35,236
Change in fair value of derivative liability	50,199	-
Loss on debt settlement	4,238	-
Total other expense	198,277	35,236
Net loss	$(967,577)	$(614,645)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding	59,119,296	37,236,498

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
		(Restated)
Operating activities
Net loss	$(967,577)	$(614,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	35,084	231,926
Common stock issued for services	751,967	142,500
Amortization of debt discount	25,662	2,860
Loss on debt settlement	4,238	-
Loss on change in fair value of derivative liability	50,199	-
Changes in operating assets and liabilities:
Accounts receivable	38,836	(20,918)
Prepaid expenses	-	19,541
Deferred revenue	(109,200)	(193,701)
Credit card liability	-	181,611
Accounts payable and accrued expenses	113,114	280,016
Net cash provided by (used in) operating activities	(57,677)	29,190
Financing activities
Loan proceeds	140,000	400,000
Loan repayment	(152,580)	(351,545)
Common stock sold for cash	55,000	-
Advances from related party, net of repayment	35,000	-
Net cash provided by financing activities	77,420	48,455
Net increase in cash and cash equivalents	19,743	77,645
Cash and cash equivalents, beginning of period	63,709	69,489
Cash and cash equivalents, end of period	$83,452	$147,134

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$74,773	$459
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for loan costs	$-	$300,000
Common stock issued for debt conversions	40,084	-
Common stock issued for settlement of accrued expenses	248,605	-
Common stock issued for services recorded as prepaid expenses	14,928	-
Common stock issued for deposit on acquisition	1,200,000	-

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

1 BASIS OF PRESENTATION AND BUSINESS

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Surge Holdings, Inc. (“Holdings”), incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Surge Payment Systems, LLC (Formerly known as Blvd. Media Group, LLC) (“BMG”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 and Surge Crypto Currency Mining, Inc. (Formerly known as North American Exploration, Inc.) (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on December 11, 2017.

Business description

The Company has two operating subsidiaries, KSIX and DIQ.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2016	$584,168
Issued during the three months ended March 31, 2017	-
Converted	(13,346)
Change in fair value recognized in operations	50,199
Balance, March 31, 2017	$621,021

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of March 31, 2017:

Estimated dividends	None
Expected volatility	216.37%
Risk free interest rate	2.76%
Expected term	.01-36 months

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3 GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a working capital deficit of $3,263,085, an accumulated deficit of $6,995,559 at March 31, 2017, and incurred losses for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive after the end of the 2nd quarter ended June 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. Additionally, the Company is negotiating the closing of the acquisition of True Wireless, LLC, (“TW”) an Oklahoma Limited Liability Company. Upon the completion of the potential acquisition of TW as a wholly owned subsidiary, the Company will become cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4 CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. At March 31, 2017 and December 31, 2016, the Company’s credit card liability was $336,726 and $336,726, respectively.

5 NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTY

As of March 31, 2017 and December 31, 2016, notes payable and long-term debt due to a related party consists of:

	March 31, 2017	December 31, 2016
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year	107,500	107,500
Less debt discount	-	-
	107,500	107,500
Less current portion - related party	53,750	53,750
Long-term debt - related party	$53,750	$53,750

The payment due April 28, 2016 has not been made. Pursuant to the terms of the note, the note begins to accrue interest at 6% per annum and the past due portion is convertible into the Company’s common stock at a conversion price equal to 70% of the current price of the common stock. The Company has determined that the conversion feature for the past due portion of the note constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the note. Accrued interest was $1,088 at December 31, 2016 and $2,297 at March 31, 2017.

6 NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2017, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[1]	590,000	-	590,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016; accruing interest at 6% per annum since April 28, 2016	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below[2]	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[3]	261,043	-	261,043

Note payable to Calvary Fund I. LP, formerly Pinz Capital International, LP dated May 25, 2016 with interest at 18%[4]	115,487	-	115,487

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock[5]	27,500	1,107	26,393

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock[6]	95,405	69,383	26,022

Working capital notes[7]	171,178	-	171,178
	1,915,836	70,490	1,845,346
Current portion of long-term debt	1,769,806	1,107	1,768,699
Long-term debt	$146,030	$69,383	$76,647

As of December 31, 2016, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[1]	590,000	-	590,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016; accruing interest at 6% per annum since April 28, 2016	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below[2]	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[3]	261,043	-	261,043

Note payable to Calvary Fund I. LP, formerly Pinz Capital International, LP dated May 25, 2016 with interest at 18%[4]	130,000	-	130,000

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock[5]	27,500	8,774	18,726

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock[6]	95,405	87,379	8,026

Working capital notes[7]	183,757	-	183,757
	1,942,928	96,153	1,846,775
Less current portion	1,796,898	8,774	1,788,124
Long-term debt	$146,030	$87,379	$58,651

1 The Convertible Promissory Note was modified on January 19, 2016 to release the pledge of the holder’s former membership units in Ksix and BMG, to make the note convertible into the Company’s common stock and to require an extra payment of $100,000 due within 90 days. The terms of the Convertible Note provided in the event the Note was not paid prior to the Maturity Date (January 1, 2017) or that payments are not made to the holder by the due date ($10,000 on the 1st and 15th of each month), the holder shall have the right thereafter, exercisable in whole or in part, to convert the outstanding principal or payment then due into shares of the common stock of the Company. The Convertible Promissory Note provided the note conversion price was determined by taking the lowest closing price of the Company’s common stock in the previous ten trading days and then applying a 45% discount. On March 23, 2016, the parties entered into an Addendum to the Convertible Promissory Note to allow an immediate conversion of the $20,000 payments due in April 2016 at the 45% discount rate; to modify the conversion discount rate from 45% of the lowest price in the previous ten trading days prior to the conversion to 35% of the average price of the previous ten trading days prior to the conversion for any future conversions; and to require an additional payment of $30,000 within sixty days. The Company evaluated the embedded conversion feature for derivative treatment and the debt discount is fully amortized at December 31, 2016.

The original note and the convertible promissory note provided for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000. As of March 31, 2017 the total balance is past due.

2 Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on November 12, 2015; (Paid February 26, 2016).

●	A second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at March 31, 2017 - $235,000)

●	A third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 (Unpaid).

The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date). The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and was amortized to interest expense until the due date of the notes.

3 Senior Secured Credit Facility Agreement - On February 24, 2016, the Company executed a Senior Secured Credit Facility Agreement (“Senior Credit Facility”) in the maximum amount of $5,000,000 together with a Convertible Promissory Note (“Convertible Note”) in the amount of $750,000 with TCA Global Credit Master Fund, LP (“TCA”). The initial loan advance was $400,000 and requires monthly interest only payments for two months and then sixteen monthly payments of $28,306, including interest at 18% per annum. The obligation is secured by substantially all assets of the Company and its subsidiaries. The payment due August 29, 2016 was acquired by Salksanna LLC on September 13, 2016 (See ⁶ below). The payment due September 29, 2016 was acquired by Salksanna, LLC on October 7, 2016 and the payment due October 29, 2016 was acquired by Salksanna, LLC on December 21, 2016. (See ⁶ below).

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

The TCA note was restructured effective August 29, 2016, September 29, 2016 and October 29, 2016 to accommodate the payment of the amounts due on those dates by Salksanna, LLC and the issue by the Company of convertible notes payable to Salksanna for the amounts of those payments. (See ⁶ below.) The restructured note to TCA added $25,146 to each payment for the loan fee originally paid with common stock. When the fee is paid in full, the 1,782,000 shares will be returned to the Company. The payments due TCA on November 29, 2016 and December 29, 2016 are currently unpaid and this default resulted in the note becoming convertible into common stock of the Company.

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

4 Calvary Fund I, LP (formerly Pinz Capital International, L.P.) Note – The Calvary note payable was due in installments of $25,000 plus accrued interest on November 25, 2016; $18,750 plus accrued interest on December 25, 2016; $14,063 plus accrued interest on January 25, 2017 and a final payment of the unpaid balance plus accrued interest on May 25, 2017. The agreement provides for limitations on additional indebtedness. If an event of default, as defined in the agreement, occurs and if not cured within ten days, the note becomes convertible into the Company’s common stock at a rate equal to 65% of the average VWAP over the previous 5 trading days. If the event of default is for non-payment of any installment due, the amount convertible is limited to the amount of the unpaid installment. Pinz Capital is controlled by a director of the Company. Calvary Fund I, LP acquired the note from Pinz Capital in December 2016.

The payments due November 25, 2016 and December 25, 2016 were not made. As a result, the Company was penalized $30,000, which was added to the note balance and due to other past due obligations, it was determined the total balance was in default and due, making the note convertible. Accordingly, a debt discount was recorded on November 25, 2016 for $52,889. The debt discount was fully amortized at December 31, 2016.

5 Convertible note payable to River North Equity, LLC (“RNE”)- The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount has been amortized to a balance of $1,107 at March 31, 2017.

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

6 The Company issued three convertible notes to Salksanna, LLC in exchange for payments made by Salksanna to TCA. The first note in the amount of $53,452 was converted into 1,953,399 shares of the Company’s common stock. The second note in the original amount of $53,452 was partially converted with $11,500 in principal and $44 in accrued interest converted into 383,525 shares of the Company’s common stock. The conversion of the notes resulted in a loss on debt extinguishment of $107,104 in 2016.

At March 31, 2017, the remaining notes with a principal balance of $95,405 have a debt discount of $69,383.

7 In November 2016, the Company entered into four working capital notes in the original amount of $245,000 which require daily payments aggregating $2,956. The Company entered into two additional notes in the total amount of $140,000 during the three months ended March 31, 2017 and made total repayment of $152,580 during the three months ended March 31, 2017 on these notes.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions during the three months ended March 31, 2017:

Estimated dividends	None
Expected volatility	207.2% - 238.94%
Risk free interest rate	2.76% - 2.89%
Expected term	.01-36 months

7 Stockholder’s equity

COMMON STOCK

2017 Transactions

Effective January 1, 2017, the Company issued 160,000 shares of its common stock pursuant to a public relations agreement. The common stock was valued at $44,784 based on the closing price of the common stock at that time, which is being amortized over the service period of nine months.

In the three months ended March 31, 2017, the Company issued 410,675 shares of its common stock in exchange for $14,513 in principal and $7,987 in accrued interest on a convertible note obligation.

In the three months ended March 31, 2017, the Company issued 550,000 shares of its common stock and 275,000 3-year $0.50 warrants in exchange for $55,000 in cash.

In the three months ended March 31, 2017, the Company issued 1,850,000 shares for legal and consulting fees of $248,605 which were included in accrued expenses at December 31, 2016.

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a modified consulting agreement related to the acquisition of TW, with Anthony P. Nuzzo, a director of the Company. The shares were valued at $252,000 and this amount is included in selling, general and administrative expense during the three months ended March 31, 2017.

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a modification of a consulting agreement related to the acquisition of TW. The shares were valued at $252,000 and this amount is included in selling, general and administrative expense during the three months ended March 31, 2017.

On March 24, 2017, the Company issued 12,000,000 shares of its common stock to Brian Cox pursuant to a Master Agreement for the Exchange of Common Stock, Management and Control as a part of the planned acquisition of True Wireless, LLC. These shares were valued at the fair market value of $1,200,000.

UNIT SUBSCRIPTION AGREEMENT – WARRANTS

During the three months ended March 31, 2017, the Company entered into Unit subscription agreements with two unrelated companies and individuals. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. For total consideration of $55,000, Units representing 550,000 common shares and 275,000 3-year $0.50 warrants were issued. The warrants were classified as equity since they have a fixed exercise price and do not have a provision for modification.

8 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	Three Months End	Year ended
	March 31, 2017	December 31, 2016

Balance at beginning of period	$356,502	$318,002
New advances	35,000	40,000
Repayment	-	(1,500)
Balance at end of period	$391,502	$356,502

See Note 5 for long-term debt due to a director.

See Note 7 for common stock issued to related parties.

During the three months ended March 31, 2017, the Company had sales to TW in the amount of $12,519 and the Company had a receivable from TW of $26,738.

9 COMMITMENTS AND CONTINGENCIES

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

Kevin Brian Cox (“Cox”), is the sole owner of all of TW’s issued and outstanding membership interests, either directly or indirectly through EWP Communications, LLC, a Tennessee limited liability company, the beneficial owner of which is Cox.

Pursuant to the agreement, the Company will issue 12 million shares of restricted common stock and make cash payment of $6 million and a one-year promissory note for $6 million upon closing. The acquisition has not closed as of the date of the consolidated financial statements issued.

On December 7, 2016, the company made cash payment of $500,000 to Brian Cox, the owner of TW, as a deposit on acquisition. On March 24, 2017, the Company issued 12 million restricted shares of common stock to Brian Cox and recorded $1,200,000 as a deposit on acquisition.

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

Pursuant to the Management Agreement, the Company would act as the manager of TW until such time as the Exchange Agreement and the transactions contemplated thereunder are approved by the FCC. Following such approval (which has not occurred as of the date of this Report), the Parties will hold a final closing of the Exchange Agreement will occur and TW would become a wholly-owned subsidiary of the Company. Notwithstanding the agreement, the Company has provided no services to Cox and neither Cox nor TW has made any payments to the Company on account of the Management Agreement. Accordingly, on December 27, 2017, the parties agreed to terminate the Management Agreement, treating it as a nullity as if it was never entered into by the parties.

Company Investment in TW

At the date of this filing, the Company’s investment in TW consists of the following:

	Shares	Amount
Cash paid		$500,000
Common stock issued	12,000,000	1,200,000
	12,000,000	$1,700,000
Consideration to be paid:
Cash at closing		$1,500,000
Common stock to be issued at closing	102,000,000	51,000,000
Note payable due December 31, 2018		1,500,000
Total contingent consideration	102,000,000	$54,000,000

Total consideration		$55,700,000

10 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to March 31, 2017 and through the date these financial statements were available to be issued.

Common stock

In May 2017, the Company accepted a notice to convert $290,000 in principal of a convertible note payable into 6,257,459 shares of its common stock and recorded a gain from debt settlement of $7,151.

During the three months ended June 30, 2017, the Company entered into five additional Unit subscription agreements as described above for total consideration of $185,000. Units representing 1,850,000 common shares and 925,000 3-year $0.50 warrants were issued.

During the three months ended September 30, 2017, the Company entered into two Unit subscription agreements as described above for total consideration of $130,000. Units representing 800,000 common shares and 400,000 3-year $0.50 warrants were issued.

During the month ended October 31, 2017, the Company entered into eight Unit subscription agreements as described in Note 7 for total consideration of $495,000. Units representing 2,475,000 common shares and 1,237,500 3-year $0.50 warrants were issued.

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

Management and Marketing Agreement

On or about July 18, 2017, the Company executed and entered into a “Management and Marketing Agreement” (“Management Agreement”) with Cox. Pursuant to the Management Agreement, the Company is obligated to provide certain management services to Cox as detailed in the Management Agreement. Notwithstanding the agreement, the Company has provided no services to Cox and neither Cox nor TW has made any payments to the Company on account of the Management Agreement. Accordingly, on December 27, 2017, the parties agreed to terminate the Management Agreement, treating it as a nullity as if it was never entered into by the parties.

Salksanna, LLC Settlement

On December 5, 2017, the Company and certain of its subsidiaries entered into a Settlement Agreement with Salksanna, LLC relating to two separate promissory notes dated September 29, 2016 and October 29, 2016 (the “Salksanna Notes”), each in the original principal amount of $53,542.33 and a counterclaim filed by the Company with respect to the enforcement of the obligations evidenced by the Salksanna Notes. Under the terms of the Settlement Agreement, the Company paid Salksanna $110,000 cash in full satisfaction of all amounts due pursuant to the Salksanna Notes and all amounts claimed by the Company under its counterclaim. The parties also agreed to file a joint stipulation with prejudice of all litigation related to the Salksanna Notes and executed a mutual general release with respect to the matter.

TCA Global Credit Master Fund, L.P. Settlement

On December 7, 2017, the Company and certain corporate and individual guarantors entered into a Settlement Agreement with TCA Global Credit Master Fund, L.P. (“TCA”) with respect to a convertible promissory note in the original face amount of $750,000 (the TCA Note”). This matter was also the subject of litigation filed in Broward County, Florida. Under the terms of the Settlement Agreement, the Company paid TCA $375,000 cash to settle all obligations between the parties. In addition, TCA agreed to the cancellation of 1,782,000 shares of Company Common Stock which it had held, dismissal with prejudice of the pending litigation and release of all security interests and guarantees it held related to the TCA Note. The parties also entered into a mutual general release with respect to the matter.

Change of Name

On December 20, 2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby the Company’s name was changed to “Surge Holdings, Inc.” effective as of that date.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2017 and March 31, 2016 and for the three months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Revenues during the three months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016

Revenue	$450,400	$1,387,547
Cost of revenue	151,425	1,049,699
Gross profit	$298,975	$337,848

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $179,314 (54%) during the three months ended March 31, 2017 as compared to the prior year period. Lack of funding has continued to cause revenues to decline.

DIQ’s revenues from survey generation and landing page optimization amounted to $297,894 in the three months ended March 31, 2017 as compared to $1,224,093 during the three months ended March 31, 2016. The decline in revenue is primarily a result of training new personnel to operate DIQ’s business and developing new customers. Lack of funding has also contributed to the decline in revenues.

Costs and expenses during the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016

Depreciation and amortization	$35,084	$231,926
Selling, general and administrative	1,033,191	685,331
Total	$1,068,275	$917,257

Depreciation and amortization decreased $196,842 (84.9%) from $231,926 in the 2016 quarter to $35,084 in the 2017 quarter. The decrease is primarily the result of impairing intangible assets in 2016 that are no longer being amortized in 2017 and the completion of the DIQ appraisal which reduced the current period amortization approximately $100,000 to $34,336.

Selling, general and administrative expense during the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016

Compensation	$174,938	$352,734
Professional services	37,468	169,583
Contractors and consultants	732,589	87,970
Other	43,786	61,562
Advertising and marketing	44,410	13,482
Total	$1,033,191	$685,331

Total selling, general and administrative expense increased $347,860 (50.8%) from $685,331 in the 2016 period to $1,033,191 in the 2017 period. The detail changes are discussed below:

●	Compensation decreased $177,796 (50.4%) from the 2016 amount of $352,734 to the 2017 amount of $174,938. The higher 2016 period amount is primarily a result of accruing $190,000 in compensation related to the May 2016 issue of preferred stock to the Company’s CEO.

●	Professional services decreased from $169,583 in the 2016 period to $37,468 in the 2017 period. The 2016 amounts include a legal services agreement that provided for issuance of 250,000 shares of common stock, which was valued at $112,500 based on the trading price of the common stock on the date of the agreement, which accounts for the majority of the change.

●	Contractors and consultants increased from $87,970 in the 2016 period to $732,589 in the 2017 period. The 2017 period includes a number of consultants that are being paid with common stock and based on the valuations of the stock have resulted in a higher expense that might have been the case had the Company been able to pay cash. A large part of these services relates to the planned acquisition of TW.

●	Other costs declined $17,776 from $61,562 in the 2016 period to $43,786 in the 2017 period.

●	Advertising and marketing costs increased $30,928 (229.4%) from $13,482 in the 2016 period to $44,410 in the 2017 period. This is primarily a result of an increase in DIQ costs from $8,500 to $43,750.

Other expense during the three months ended March 31, 2017 and 2016 is as follows:

	2017	2016

Interest expense	$143,840	$35,236
Change in value of derivatives	50,199	-
Loss on debt extinguishment	4,238	-
Total	$198,277	$35,236

Interest expense was much lower in the 2016 period than experienced in 2017. The 2017 amount included $118,178 in interest on notes payable and long-term debt and $25,662 in amortization of debt discount. The 2016 amount was all interest on notes payable and long-term debt.

The Company has determined that the conversion feature embedded in the majority of it notes payable contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception. At the end of each reporting period these derivatives are revalued with the change in value recorded in change in value of derivatives. This did not arise until after the first quarter of 2016.

The Company has issued its common stock in exchange for a portion of its convertible notes payable, which resulted in a net loss during the 2017 period.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At March 31, 2017 and December 31, 2016, our current assets were $581,629 and $758,837, respectively, and our current liabilities were $3,844,714 and $4,059,894, respectively, which resulted in a working capital deficit of $3,263,085and $3,301,057, respectively.

Total assets at March 31, 2017 and December 31, 2016 amounted to $3,344,954 and $2,357,246, respectively. At March 31, 2017, assets consisted of current assets of $581,629, net property and equipment of $13,684, net intangible assets of $182,859, goodwill of $866,782 and deposits on investments in the amount of $1,700,000, as compared to current assets of $758,837, net property and equipment of $14,432, net intangible assets of $217,195, goodwill of $866,782 and deposits on investments in the amount of $500,000 at December 31, 2016.

At March 31, 2017, our total liabilities of $3,975,111 decreased $197,184 from $4,172,295 at December 31, 2016.

At March 31, 2017, our stockholders’ deficit was ($630,157) as compared to a stockholders’ deficit of ($1,815,049) at December 31, 2016. The principal reason for the increase in stockholders’ equity was the stock issued pursuant to the agreement to acquire TW.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2017 and 2016.

	2017	2016

Net cash provided by (used in) operating activities	$(57,677)	$29,190
Net cash used in investing activities	-	-
Net cash provided by financing activities	77,420	48,455
Net increase (decrease) in cash and cash equivalents	$19,743	$77,645

At March 31, 2017, the Company had the following material commitments and contingencies.

Notes payable and long-term debt - $1,952,846 - See Note 9 to the Consolidated Financial Statements.

Advances from related party - $391,502 balance owed on non-interest bearing basis. See Note 10 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any capital expenditures during the three months ended March 31, 2017, which required cash. At the current level of operations, the Company has to borrow funds to meet basic operating costs. The Company plans to use debt and equity financing to meet the cash requirements of the TW acquisition.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows –The Company is still learning the business of DIQ and has experienced operating losses during the initial operation. There can be no assurance that the Company will be able to replace the lost business and be able to fund operations in the future.

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company had a working capital deficit of $3,263,085, an accumulated deficit of $6,995,559 at March 31, 2017, and incurred a loss for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden and completing the acquisition of TW. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include: the valuation of the fair value of derivative liabilities, the estimated useful lives and impairment of property, equipment, and intangible assets and the valuation of deferred tax assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2017. Our management has determined that, as of March 31, 2017, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2017, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 1, 2017, the Company issued 160,000 shares of its common stock pursuant to a PR agreement. The common stock was valued at $44,784 based on the closing price of the common stock at that time.

On January 24, 2017, the Company issued 100,000 shares of its common stock in exchange for $4,800 in principal and $3,200 in accrued interest on a convertible note obligation.

On January 26, 2017, the Company issued 350,000 shares of its common stock and 175,000 3-year $0.50 warrants in exchange for $35,000 in cash.

On March 2, 2017, the Company issued 200,000 shares of its common stock and 100,000 3-year $0.50 warrants in exchange for $20,000 in cash.

On March 8, 2017, the Company issued 310,675 shares of its common stock in exchange for $7,500 in principal and $5,000 in accrued interest on a convertible note obligation.

On March 24, 2017, the Company issued 800,000 shares for legal fees of $76,250 which were included in accrued expenses at December 31, 2016.

On March 24, 2017, the Company issued 800,000 shares for consulting fees of $152,355 which were included in accrued expenses at December 31, 2016.

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a consulting agreement with Anthony P. Nuzzo, a director of the Company. The shares were valued at $252,000 and this amount is included in expense.

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a modification of a consulting agreement. The shares were valued at $252,000 and this amount is included in expense.

On March 24, 2017, the Company issued 12,000,000 shares of its common stock to Brian Cox pursuant to a Master Agreement for the Exchange of Common Stock, Management and Control as a part of the planned acquisition of True Wireless, LLC. The shares were valued at $4,800,000 and this amount is included as a deposit on investment.

On March 31, 2017, the Company issued 250,000 shares for consulting fees of $20,000 which were included in accrued expenses at December 31, 2016.

In May 2017, the Company accepted a notice to convert $290,000 in principal of a convertible note payable into 6,257,459 shares of its common stock and recorded a gain from debt settlement of $7,151.

During the three months ended June 30, 2017, the Company entered into five additional Unit subscription agreements as described above for total consideration of $185,000. Units representing 1,850,000 common shares and 925,000 3-year $0.50 warrants were issued.

During the three months ended September 30, 2017, the Company entered into two Unit subscription agreements as described above for total consideration of $130,000. Units representing 800,000 common shares and 400,000 3-year $0.50 warrants were issued.

During the month ended October 31, 2017, the Company entered into eight Unit subscription agreements as described in Note 8 for total consideration of $495,000. Units representing 2,475,000 common shares and 1,237,500 3-year $0.50 warrants were issued.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 3:	Defaults upon Senior Securities.

None

Item 4:	MINE SAFETY DISCLOSURES.

None

Item 5:	Other Information.

On December 20, 2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State whereby the Company’s name was changed to “Surge Holdings, Inc.” effective as of that date.

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

SURGE HOLDINGS, INC.

Date: January 2, 2018

	By:	/s/ Kevin Brian Cox
Chief Executive Officer and
Chief Financial Officer

