Form 10-Q
period 2017-06-30
Surge Holdings, Inc.
filed 2018-01-04
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,057,035 shares of common stock outstanding as of December 13, 2017.

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

PART I - Financial Information

Item 1: Financial Statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$66,181	$63,709
Accounts receivable, less allowance for doubtful accounts of $17,000 and $17,000, respectively	113,972	126,428
Prepaid expenses	276,078	568,700
Total current assets	456,231	758,837
Property and Equipment, less accumulated depreciation of $6,125 and $4,675, respectively,	12,982	14,432
Intangible assets less accumulated amortization of $236,121 and $167,449, respectively	148,523	217,195
Goodwill	866,782	866,782
Deposits on investments	1,700,000	500,000
Total assets	$3,184,518	$2,357,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$671,735	$775,624
Credit card liability	336,726	336,726
Deferred revenue	18,900	165,000
Derivative liability	768,607	584,168
Advance from related party	389,502	356,502
Current portion of long-term debt - related party	80,625	53,750
Notes payable and current portion of long-term debt net of discount of $85,741 and $8,774, respectively	1,462,099	1,788,124
Total current liabilities	3,728,194	4,059,894
Long-term debt less current installments - related party	26,875	53,750
Long-term debt net of discount of none and $87,379, respectively	25,313	58,651
Total liabilities	3,780,382	4,172,295
Commitments and contingencies

Stockholders’ deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 100,000,000 shares authorized; 81,782,035 shares and 57,343,901 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	81,782	57,344
Additional paid in capital	7,327,861	4,145,589
Accumulated deficit	(8,015,507)	(6,027,982)
Total stockholders’ deficit	(595,864)	(1,815,049)
Total liabilities and stockholders’ deficit	$3,184,518	$2,357,246

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		(Restated)		(Restated)

Revenue	$373,482	$1,007,039	$823,882	$2,394,586
Cost of revenue	156,926	779,908	308,351	1,829,607
Gross profit	216,556	227,131	515,531	564,979
Costs and expenses
Depreciation and amortization	35,038	231,926	70,122	463,852
Selling, general and administrative	534,305	1,028,709	1,567,496	1,714,040
Total costs and expenses	569,343	1,260,635	1,637,618	2,177,892
Operating loss	(352,787)	(1,033,504)	(1,122,087)	(1,612,913)
Other expense (income):
Interest expense	136,963	73,200	280,803	108,436
Other income	-	(5,844)	-	(5,844)
Change in fair value of derivative liability	537,349	-	587,548	-
Gain on debt settlement	(7,151)	-	(2,913)	-
Total other expense	667,161	67,356	865,438	102,592
Net loss	$(1,019,948)	$(1,100,860)	$(1,987,525)	$(1,715,505)

Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

Weighted average common shares outstanding	77,450,740	42,208,356	68,335,657	39,722,427

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
		(Restated)
Operating activities
Net loss	$(1,987,525)	$(1,715,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	70,122	463,852
Common stock issued for services	1,006,182	1,025,029
Amortization of debt discount	80,331	2,860
(Gain) on debt settlement	(2,913)	-
Loss on change in fair value of derivative liability	587,548	-
Changes in operating assets and liabilities:
Accounts receivable	12,457	56,207
Prepaid expenses	-	(2,000)
Deferred revenue	(146,100)	(352,540)
Credit card liability	-	72,892
Accounts payable and accrued expenses	174,633	155,597
Net cash used in operating activities	(205,265)	(293,608)
Financing activities
Loan proceeds	200,000	500,000
Loan repayment	(265,263)	(442,680)
Common stock sold for cash	240,000	190,000
Advances from related party, net of repayment	33,000	40,000
Net cash provided by financing activities	207,737	287,320
Net increase (decrease) in cash and cash equivalents	2,472	(6,288)
Cash and cash equivalents, beginning of period	63,709	69,489
Cash and cash equivalents, end of period	$66,181	$63,201

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$118,542	$23,665
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for loan costs	$-	$300,000
Common stock issued for debt conversions	$804,545	$-
Common stock issued for settlement of accrued expenses	$248,605	$-
Common stock issued for services in prepaid expenses	$29,856	$-
Common stock issued for deposit on acquisition	$1,200,000	$-

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS KSIX MEDIA HOLDINGS, INC.)

Notes to Consolidated Financial Statements

June 30, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on December 11, 2017.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2016	$584,168
Issued during the six months ended June 30, 2017	69,920
Converted	(473,029)
Change in fair value recognized in operations	587,548
Balance, June 30, 2017	$768,607

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2017:

Estimated dividends	None
Expected volatility	210.49%
Risk free interest rate	2.67%
Expected term	.01-36 months

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3 GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a working capital deficit of $3,271,963, an accumulated deficit of $8,015,507 at June 30, 2017, and incurred losses for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive after the end of the 2nd quarter ended June 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. Additionally, the Company is negotiating the closing of the acquisition of True Wireless, LLC, (“TW”) an Oklahoma Limited Liability Company. Upon the completion of the potential acquisition of TW as a wholly owned subsidiary, the Company will become cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4 CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. At June 30, 2017 and December 31, 2016, the Company’s credit card liability was $336,726 and $336,726, respectively.

5 NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTY

As of June 30, 2017 and December 31, 2016, notes payable and long-term debt due to a related party consists of:

	June 30, 2017	December 31, 2016
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year	107,500	107,500
Less debt discount	-	-
	107,500	107,500
Less current portion - related party	80,625	53,750
Long-term debt - related party	$26,875	$53,750

The payment due April 28, 2016 has not been made. Pursuant to the terms of the note, the note begins to accrue interest at 6% per annum and the past due portion is convertible into the Company’s common stock at a conversion price equal to 70% of the current price of the common stock. The Company has determined that the conversion feature for the past due portion of the note constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the note. Accrued interest was $1,088 at December 31, 2016 and $2,166 at June 30, 2017.

6 NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2017, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[1]	300,000	-	300,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016; accruing interest at 6% per annum since April 28, 2016	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below[2]	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[3]	261,043	-	261,043

Note payable to Calvary Fund I. LP, formerly Pinz Capital International, LP dated May 25, 2016 with interest at 18%[4]	115,488	-	115,488

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock[5]	27,500	-	27,500

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock[6]	95,405	51,492	43,913

Series of convertible promissory notes payable to an individual dated from May 4, 2017 through May 23, 2017 with interest at 10% per annum; due in seven months; convertible into common stock at $0.10 per share	60,000	34,249	25,751

Working capital notes[7]	58,494	-	58,494
	1,573,153	85,741	1,487,412
Less current portion notes payable and long-term debt	1,547,840	85,741	1,462,099
Long-term debt	$25,313	$-	$25,313

As of December 31, 2016, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[1]	590,000	-	590,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016; accruing interest at 6% per annum since April 28, 2016	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below[2]	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[3]	261,043	-	261,043

Note payable to Calvary Fund I. LP, formerly Pinz Capital International, LP dated May 25, 2016 with interest at 18%[4]	130,000	-	130,000

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock[5]	27,500	8,774	18,726

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock[6]	95,405	87,379	8,026

Working capital notes[7]	183,757	-	183,757
	1,942,928	96,153	1,846,775
Less current portion	1,796,898	8,774	1,788,124
Long-term debt	$146,030	$87,379	$58,651

1 The Convertible Promissory Note was modified on January 19, 2016 to release the pledge of the holder’s former membership units in Ksix and BMG, to make the note convertible into the Company’s common stock and to require an extra payment of $100,000 due within 90 days. The terms of the Convertible Note provided in the event the Note was not paid prior to the Maturity Date (January 1, 2017) or that payments are not made to the holder by the due date ($10,000 on the 1st and 15th of each month), the holder shall have the right thereafter, exercisable in whole or in part, to convert the outstanding principal or payment then due into shares of the common stock of the Company. The Convertible Promissory Note provided the note conversion price was determined by taking the lowest closing price of the Company’s common stock in the previous ten trading days and then applying a 45% discount. On March 23, 2016, the parties entered into an Addendum to the Convertible Promissory Note to allow an immediate conversion of the $20,000 payments due in April 2016 at the 45% discount rate; to modify the conversion discount rate from 45% of the lowest price of the previous ten trading days prior to conversion to 35% of the average price of the previous ten trading days prior to conversion for any future conversions; and to require an additional payment of $30,000 within sixty days. The Company evaluated the embedded conversion feature for derivative treatment and the debt discount is fully amortized at December 31, 2016.

The original note and the convertible promissory note provided for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000. As of June 30, 2017 the total balance is past due. During the three months ended June 30, 2017, $290,000 of the principal balance together with $21,929 in accrued interest was converted into common stock.

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

The Company evaluated the resulting embedded conversion feature for derivative treatment and recorded an initial derivative liability and debt discount of $198,524. The debt discount was fully amortized at December 31, 2016.

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

5 Convertible note payable to River North Equity, LLC (“RNE”)- The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount is fully amortized at June 30, 2017.

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

At June 30, 2017, the remaining notes with a principal balance of $95,405 have a debt discount of $51,572.

7 In November 2016, the Company entered into four working capital notes in the original amount of $245,000 which require daily payments aggregating $2,956. The Company entered into two additional notes in the total amount of $140,000 during the six months ended June 30, 2017 and made total repayment of $265,262 during the six months ended June 30, 2017 on these notes.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions:

Estimated dividends	None
Expected volatility	207.20% to 238.94%
Risk free interest rate	2.61% to 2.89%
Expected term	.01 to 36 months

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

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a modified consulting agreement related to the acquisition of TW, with Anthony P. Nuzzo, a director of the Company. The shares were valued at $252,000 and this amount was included in selling, general and administrative expense during the three months ended March 31, 2017.

On March 24, 2017, the Company issued 600,000 shares of its common stock pursuant to a modification of a consulting agreement related to the acquisition of TW. The shares were valued at $252,000 and this amount was included in selling, general and administrative expense during the three months ended March 31, 2017.

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

On May 15, 2017, the Company issued 160,000 shares of its common stock pursuant to a public relations agreement. The common stock was valued at $44,784 based on the closing price of the common stock at the time of the initial contract, which is being amortized over the service period of nine months.

During the three months ended June 30, 2017, the Company entered into five Unit subscription agreements for total consideration of $185,000. Units representing 1,850,000 common shares and 925,000 3-year $0.50 warrants were issued.

UNIT SUBSCRIPTION AGREEMENT – WARRANTS

During the six months ended June 30, 2017, the Company entered into Unit subscription agreements with seven unrelated companies and individuals. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. For total consideration of $240,000, Units representing 2,400,000 common shares and 1,200,000 3-year $0.50 warrants were issued. The warrants were classified as equity since they have a fixed exercise price and do not have a provision for modification.

8 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	Six Months Ended	Year ended
	June 30, 2016	December 31, 2016

Balance at beginning of period	$356,502	$318,002
New advances, net of repayment	33,000	38,500
Balance at end of period	$389,502	$356,502

See Note 5 for long-term debt due to a director.

See Note 7 for common stock issued to related parties.

During the six months ended June 30, 2017, the Company had sales to TW in the amount of $23,539 and the Company had a receivable from TW of $37,758.

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

Company Investment in TW

At the date of this filing, the Company’s investment in TW consists of the following:

	Shares	Amount
Cash paid		$500,000
Common stock issued	$12,000,000	1,200,000
	$12,000,000	$1,700,000
Consideration to be paid:
Cash at closing		$1,500,000
Common stock to be issued at closing	102,000,000	51,000,000
Note payable due December 31, 2018		$1,500,000
Total contingent consideration	$102,000,000	$54,000,000

Total consideration		$55,700,000

10 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to June 30, 2017 and through the date these financial statements were available to be issued.

Common stock

On October 10, 2017, the Company effectuated an increase in its authorized shares to a total of 600,000,000 shares comprising 500,000,000 shares of Common Stock par value $0.001 and 100,000,000 shares of Preferred Stock par value $0.001.

During the three months ended September 30, 2017, the Company entered into two Unit subscription agreements as described in Note 7 for total consideration of $130,000. Units representing 800,000 common shares and 400,000 3-year $0.50 warrants were issued.

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

TERMS

●	The Management Agreement would commence on July 18, 2017, concurrent with the execution of the Amended Exchange Agreement (the “Management Closing”);

●	All other terms and conditions with respect to the Transaction set forth in this Amended Exchange Agreement required to be completed by the Parties would occur only after all required governmental and regulatory approvals of the Transaction have been delivered. At that time, the Parties agreed to complete the Company’s acquisition of TW (the “Equity Closing”). The Parties agreed to expedite preparation of all financial information and audits to be completed at the earliest feasible time.

●	The Equity Closing is subject to the completion of due diligence by all Parties to the Amended Exchange Agreement;

●	The Transaction (including the Equity Closing) is subject to delivery by the Parties of all documents required under the Amended Exchange Agreement;

●	The Company and TW agreed to take all necessary corporate actions to authorize the Management and Equity Closings; and

●	It was intended that the transaction underlying the Amended Exchange Agreement would qualify for United States federal income tax purposes as a re-organization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. However, both Parties recognized that in the event the transaction underlying this Agreement does not qualify for United States federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, each party is separately responsible for any tax consequences and indemnifies and holds harmless the other party from and against any and all claims, demands, actions, suits, proceedings, assessments, judgments, damages, costs, losses and expenses, resulting from the that Parties failure to pay their tax liability for this transaction.

CLOSINGS

THE MANAGEMENT CLOSING

The Management Closing occurred on July 18, 2017 pursuant to the following material terms or actions which were approved by the Parties:

●	The Company agreed, upon execution of the Amended Exchange Agreement, to deliver (a) $1.5 Million Promissory Note issued by the Company in favor of Cox (this Note was later cancelled by the mutual agreement of the parties); and (b) undertake to authorize an additional number of shares of common stock as required to fulfill the terms and conditions of the transactions between the parties;

●	Upon the Equity Closing (which has not yet occurred), the Company agreed to issue to Cox and/or his assigns, approximately 114 million shares of Company Common Stock and Warrants to purchase 45 million Company Common Shares for a period of five years at a purchase price of $0.50 per share (subject to adjustment) which can be exercised on a “cashless” basis. As of the date of this Report, 12 million shares of Company Common Stock have been issued to Cox and assigns and an additional 102 Million shares of Company Common Stock will be delivered (as directed by Cox) at the Equity Closing;

●	It was agreed that 75% of Carter Matzinger’s (“Matzinger”) Series “A” Preferred Stock (“Series A Preferred Stock”) containing specified majority common stock voting rights of the Company would be transferred by Matzinger to Cox upon execution of the Amended Exchange Agreement. This agreement was subsequently amended to provide for the transfer of 100% of the Series A Preferred Stock by Matzinger to Cox;

●	It was agreed that, at the Post Equity Closing, Matzinger would submit for cancellation and retirement all of his (or his assigns) shares of Company Common Stock in excess of 14 million shares. As a result thereof, Matzinger would hold no more than 14 million shares of Company Common Stock following the Equity Closing.

EQUITY CLOSING.

Conditioned upon the Parties, having completed all material requirements of the Amended Exchange Agreement, including all delivery of all Exhibits and Collateral Agreements contemplated thereby, and the receipt of any required third party approvals, the Parties agreed to proceed with the Equity Closing, as follows:

At the Equity Closing, the Company agreed to Issue to the Members:

●	$1,500,000 cash

●	$1,500,000 Promissory Note due December 31, 2018

●	Any additional Cox Stock required to be issued pursuant to the Anti-Dilution Provision.

TW and the Members agreed to issue to the Company:

●	All outstanding Membership Interests in TW together with all documentation to reflect the intent of the Parties such that TW would become a wholly owned subsidiary of the Company.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2017 and June 30, 2016 and for the three and six months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Revenues during the three months ended June 30, 2017 and 2016 consisted of the following:

	2017	2016

Revenue	$373,482	$1,007,039
Cost of revenue	156,926	779,908
Gross profit	$216,556	$227,131

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $203,604 (63%) from $323,266 to $119,662 during the three months ended June 30, 2017 as compared to the prior year period. Lack of funding has continued to cause revenues to decline.

DIQ’s revenues from survey generation and landing page optimization amounted to $253,820 in the three months ended June 30, 2017 as compared to $683,773 during the three months ended June 30, 2016. The decline in revenue is primarily a result of a major customer discontinuing their business in 2016 and the Company finding new customers. Lack of funding has also contributed to the decline in revenues.

Despite the decline in business, the gross profit percentage has improved to 58% in the 2017 period from 22.6% in the 2016 period. The Company experienced losses from customer turnover in the 2016 period which resulted in a substantially reduced gross profit.

Costs and expenses during the three months ended June 30, 2017 and 2016 were as follows:

	2017	2016

Depreciation and amortization	$35,038	$231,926
Selling, general and administrative	534,305	1,028,709
Total	$569,343	$1,260,635

Depreciation and amortization decreased $196,888 (84.9%) from $231,926 in the 2016 quarter to $35,038 in the 2017 quarter. The decrease is primarily the result of impairing intangible assets in 2016 that are no longer being amortized in 2017 and the decline in DIQ amortization of approximately $100,000 due to completion of its appraisal in the fourth quarter of 2016 which resulted in lower amortization expense.

Selling, general and administrative expense during the three months ended June 30, 2017 and 2016 is as follows:

	2017	2016

Contractors and consultants	$240,967	$743,440
Compensation	105,481	124,312
Professional services	34,750	38,825
Officer compensation	59,996	36,768
Other	64,286	61,022
Advertising and marketing	28,825	24,342
Total	$534,305	$1,028,709

Total selling, general and administrative expense decreased $494,404 (48.1%) from $1,028,709 in the 2016 period to $534,305 in the 2017 period. The detail changes are discussed below:

●	Contractors and consultants decreased from $743,440 in the 2016 period to $240,967 in the 2017 period. The 2016 period included a number of consultants that were paid with common stock and based on the valuations of the stock have resulted in a higher expense that might have been the case had the Company been able to pay cash. The 2016 period included $622,987 of this cost.
●	Compensation decreased $18,831 (15.1%) from the 2016 amount of $124,312 to the 2017 amount of $105,481.
●	Professional services decreased from $38,825 in the 2016 period to $34,750 in the 2017 period.
●	Other costs increased $3,264 from $61,022 in the 2016 period to $64,286 in the 2017 period.
●	Advertising and marketing costs increased $4,483 (18.4%) from $24,342 in the 2016 period to $28,825 in the 2017 period. This is primarily a result of an increase in DIQ costs.

Other expense during the three months ended June 30, 2017 and 2016 is as follows:

	2017	2016

Interest expense	$136,963	$73,200
Change in fair value of derivative liability	537,349	-
Other income	-	(5,844)
Gain on debt settlement	(7,151)	-
Total	$667,161	$67,356

Interest expense was much lower in the 2016 period than the same period in 2017. A large portion of the increase in 2017 expense is the amortization of debt discount, which amounted to $54,669. There was zero in 2016.

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

The Company has issued its common stock in exchange for a portion of its convertible notes payable, which resulted in a gain during the 2017 period.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Revenues during the six months ended June 30, 2017 and 2016 consisted of the following:

	2017	2016

Revenue	$823,882	$2,394,586
Cost of revenue	308,351	1,829,607
Gross profit	$515,531	$564,979

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $382,918 (58.5%) from $655,086 to $272,168 during the six months ended June 30, 2017 as compared to the prior year period. Lack of funding has continued to cause revenues to decline.

DIQ’s revenues from survey generation and landing page optimization amounted to $551,714 in the six months ended June 30, 2017 as compared to $1,735,603 during the six months ended June 30, 2016. The decline in revenue is primarily a result of a major customer discontinuing their business in 2016 and the Company finding new customers. Lack of funding has also contributed to the decline in revenues.

Despite the decline in business, the gross profit percentage has improved to 62.6% in the 2017 period from 23.6% in the 2016 period. The Company experienced losses from customer turnover in the 2016 period which resulted in a substantially reduced gross profit.

Costs and expenses during the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016

Depreciation and amortization	$70,122	$463,852
Selling, general and administrative	1,567,496	1,714,040
Total	$1,637,618	$2,177,892

Depreciation and amortization decreased $393,730 (84.9%) from $463,852 in the 2016 quarter to $70,122 in the 2017 period. The decrease is primarily the result of impairing intangible assets in 2016 that are no longer being amortized in 2017 and the decline in DIQ amortization of approximately $200,000 due to completion of its appraisal in the fourth quarter of 2016 which resulted in lower amortization expense.

Selling, general and administrative expense during the six months ended June 30, 2017 and 2016 is as follows:

	2017	2016

Contractors and consultants	$981,255	$850,660
Compensation	220,423	260,277
Professional services	66,519	185,473
Officer compensation	119,992	263,536
Other	106,072	116,270
Advertising and marketing	73,235	37,824
Total	$1,567,496	$1,714,040

Total selling, general and administrative expense decreased $146,544 (8.5%) from $1,714,040 in the 2016 period to $1,567,496 in the 2017 period. The detail changes are discussed below:

●	Contractors and consultants increased from $850,660 in the 2016 period to $981,255 in the 2017 period ($130,595)(15.3%). The majority of the consulting fees have been paid with common stock. The increase in 2017 is primarily related to consulting fees paid associated with the pending acquisition of TW.

●	Compensation decreased $39,854 (15.3%) from the 2016 amount of $260,277 to the 2017 amount of $220,423.
●	Professional services decreased from $185,473 in the 2016 period to $66,519 in the 2017 period. This decrease is primarily from issuing common stock to an attorney in the 2016 period.
●	Officer compensation decreased from $263,536 in the 2016 period to $119,992 in the 2017 period. The 2016 period included $190,000 of value assigned to the preferred stock issued to the Company’s CEO at the time.
●	Other costs decreased $10,198.
●	Advertising and marketing costs increased $35,411 (93.6%) from $37,824 in the 2016 period to $73,235 in the 2017 period. This is primarily a result of an increase in DIQ costs.

Other expense during the six months ended June 30, 2017 and 2016 is as follows:

	2017	2016

Interest expense	$280,803	$108,436
Change in fair value of derivative liability	587,548	-
Other income	-	(5,844)
Gain on debt settlement	(2,913)	-
Total	$865,438	$102,592

Interest expense was much lower in the 2016 period than the same period in 2017. A large portion of the increase in 2017 expense is the amortization of debt discount, which amounted to $80,331. There was $2,860 in 2016.

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

The Company has issued its common stock in exchange for a portion of its convertible notes payable, which resulted in a gain during the 2017 period.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2017 and December 31, 2016, our current assets were $456,231 and $758,837, respectively, and our current liabilities were $3,728,194 and $4,059,894, respectively, which resulted in a working capital deficit of $3,271,963 and $3,301,057, respectively.

Total assets at June 30, 2017 and December 31, 2016 amounted to $3,184,518 and $2,357,246, respectively. At June 30, 2017, total assets consisted of current assets of $456,231, net property and equipment of $12,982, net intangible assets of $148,523, goodwill of $866,782 and deposits on investments in the amount of $1,700,000, as compared to current assets of $758,837, net property and equipment of $14,432, net intangible assets of $217,195, goodwill of $866,782 and deposits on investments in the amount of $500,000 at December 31, 2016.

At June 30, 2017, our total liabilities of $3,780,382 decreased $391,913 from $4,172,295 at December 31, 2016.

At June 30, 2017, our stockholders’ deficit was ($595,864) as compared to stockholders’ deficit of ($1,815,049) at December 31, 2016. The principal reason for the increase in stockholders’ equity was common stock issued pursuant to the agreements to acquire TW.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2017 and 2016.

	2017	2016

Net cash used in operating activities	$(205,265)	$(293,608)
Net cash used in investing activities	-	-
Net cash provided by financing activities	207,737	287,320
Net increase (decrease) in cash and cash equivalents	$2,472	$(6,288)

At June 30, 2017, the Company had the following material commitments and contingencies.

Notes payable and long-term debt - $1,594,912 - See Note 5 and Note 6 to the Consolidated Financial Statements.

Advances from related party - $389,502 balance owed on non-interest bearing basis. See Note 8 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any capital expenditures during the six months ended June 30, 2017, which required cash. At the current level of operations, the Company has to borrow funds to meet basic operating costs. The Company plans to use debt and equity financing to meet the cash requirements of the TW acquisition.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows –The Company is still learning the business of DIQ and has experienced operating losses during the initial operation. During 2017, profitability of the DIQ operations has improved, although the volume of business has substantially decline from the earlier periods. There can be no assurance that the Company will be able to replace the lost business and be able to fund operations in the future.

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a working capital deficit of $3,271,963, an accumulated deficit of $8,015,507 at June 30, 2017, and incurred losses for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden and completing the acquisition of TW. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2017. Our management has determined that, as of June 30, 2017, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2017, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2017, the Company issued 1,923,077 shares in exchange for $60,000 in principal and $3,867 in accrued interest.

On May 10, 2017, the Company issued 652,173 shares in exchange for $30,000 in principal and $1,980 in accrued interest.

On May 15, 2017, the Company issued 1,508,296 shares in exchange for $100,000 in principal and $6,709 in accrued interest.

On May 15, 2017, the Company issued 2,173,913 shares in exchange for $100,000 in principal and $7,555 in accrued interest.

On May 15, 2017, the Company issued 160,000 shares of its common stock pursuant to a PR agreement. The common stock was valued at $44,784 based on the closing price of the common stock at the time of the initial contract.

Between May 22, 2017 and June 22, 2017, the Company issued 1,850,000 shares of its common stock together with warrants to acquire 925,000 shares at $0.50 per share in exchange for $185,000 in cash.

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

Date: January 3, 2018

	By:	/s/ Kevin Brian Cox
Chief Executive Officer and
Chief Financial Officer

