Form 10-Q
period 2017-09-30
Surge Holdings, Inc.
filed 2018-01-08
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

File No. 000-52522

SURGE HOLDINGS, INC.

(Formerly KSIX MEDIA HOLDINGS, INC.)

(Name of small business issuer in our charter)

Nevada	98-0550352
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10624 S Eastern Ave., Ste A-910, Henderson, NV 89052

(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (800) 760-9689

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in SURGE HOLDINGS INC.’s (formerly KSIX MEDIA HOLDINGS, INC.’s) Form 10-K dated December 31, 2016.

PART I - Financial Information

Item 1: Financial Statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(Formerly KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$146,376	$63,709
Accounts receivable, less allowance for doubtful accounts of $17,000 and $17,000, respectively	138,239	126,428
Prepaid expenses	110,677	568,700
Total current assets	395,292	758,837
Property and Equipment, less accumulated depreciation of $7,666 and $4,675, respectively,	11,441	14,432
Intangible assets less accumulated amortization of $270,457 and $167,449, respectively	114,187	217,195
Goodwill	866,782	866,782
Deposits on investments	1,700,000	500,000
Total assets	$3,087,702	$2,357,246

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$778,969	$775,624
Credit card liability	336,726	336,726
Deferred revenue	-	165,000
Derivative liability	641,402	584,168
Advance from related party	389,502	356,502
Current portion of long-term debt - related party	49,000	53,750
Notes payable and current portion of long-term debt	1,522,035	1,788,124
Total current liabilities	3,717,634	4,059,894
Long-term debt less current installments - related party	-	53,750
Long-term debt less current installments	52,187	58,651
Total liabilities	3,769,821	4,172,295
Commitments and contingencies

Stockholders' deficit:
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 100,000,000 shares authorized; 82,582,035 shares and 57,343,901 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	82,582	57,344
Additional paid in capital	7,517,057	4,145,589
Accumulated deficit	(8,291,758)	(6,027,982)
Total stockholders' deficit	(682,119)	(1,815,049)
Total liabilities and stockholders' deficit	$3,087,702	$2,357,246

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(Formerly KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES)

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30,2016

Revenue	$453,499	$519,215	$1,277,381	$2,913,801
Cost of revenue	183,988	285,388	492,339	2,114,995
Gross profit	269,511	233,827	785,042	798,806
Costs and expenses
Depreciation and amortization	35,877	231,925	105,999	695,777
Selling, general and administrative	535,525	518,883	2,103,021	2,232,922
Total costs and expenses	571,402	750,808	2,209,020	2,928,699
Operating loss	(301,891)	(516,981)	(1,423,978)	(2,129,893)
Other expense (income):
Interest expense	101,565	265,078	382,368	373,514
Other income	-	-	-	(5,844)
Change in fair value of derivative liability	(127,205)	96,810	460,343	96,810
Gain on debt settlement	-	-	(2,913)	-
Total other expense	(25,640)	361,888	839,798	464,480
Net loss	$(276,251)	$(878,869)	$(2,263,776)	$(2,594,373)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.06)

Weighted average common shares outstanding	81,999,426	46,719,477	72,940,297	42,071,801

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(Formerly KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
Operating activities
Net loss	$(2,263,776)	$(2,594,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	105,999	695,777
Common stock issued for services	1,231,579	1,101,085
Amortization of debt discount	118,137	190,770
Gain on debt settlement	(2,913)	-
Loss on change in fair value of derivative liability	460,343	96,810
Changes in operating assets and liabilities:
Accounts receivable	(11,811)	95,085
Prepaid expenses	-	118,325
Deferred revenue	(165,000)	(338,240)
Credit card liability	-	67,592
Accounts payable and accrued expenses	281,866	228,554
Net cash used in operating activities	(245,576)	(338,615)
Financing activities
Loan proceeds	230,000	525,000
Loan repayment	(323,757)	(465,660)
Common stock sold for cash	370,000	260,000
Advances from related party, net of repayment	52,000	39,000
Net cash provided by financing activities	328,243	358,340
Net increase in cash and cash equivalents	82,667	19,725
Cash and cash equivalents, beginning of period	63,709	69,489
Cash and cash equivalents, end of period	$146,376	$89,214

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$142,440	$38,892
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for loan costs	$-	$300,000
Common stock issued for debt conversions, including accrued interest	$834,461	$-
Common stock issued for settlement of accrued expenses	$248,605	$-
Common stock issued for services recorded as prepaid expenses	$-	$38,688
Common stock issued for prepaid consulting agreements	$-	$470,000
Common stock issued for deposit on acquisition	$1,200,000	$-
Exchange of accrued interest for convertible note payable	$-	$4,981

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

(Formerly KSIX MEDIA HOLDINGS, INC. AND SUBSIDIARIES)

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

1 BASIS OF PRESENTATION AND BUSINESS

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of SURGE HOLDINGS, INC. (FORMERLY KSIX Media Holdings, Inc.) (“Holdings”), incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Surge Blockchain, LLC (formerly Blvd. Media Group, LLC) (“Blockchain”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 and Surge Crypto Currency Mining, Inc. (formerly North American Exploration, Inc.) (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on December 11, 2017.

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

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2016	$584,168
Issued during the nine months ended September 30, 2017	69,920
Converted	(473,029)
Change in fair value recognized in operations	460,343
Balance, September 30, 2017	$641,402

,

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2017:

Estimanted dividends	None
Expected volatility	201.77%
Risk free interest rate	2.63%
Expected term	.01-36 months

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3 GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a working capital deficit of $3,322,342, an accumulated deficit of $8,291,758 at September 30, 2017, and incurred losses for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of the 3rd quarter of 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. Additionally, the Company is negotiating the closing of the acquisition of True Wireless, LLC, (“TW”) an Oklahoma Limited Liability Company. Upon the completion of the potential acquisition of TW as a wholly owned subsidiary, the Company will become cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4 CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. At September 30, 2017 and December 31, 2016, the Company’s credit card liability was $336,726 and $336,726, respectively.

5 NOTES PAYABLE AND LONG-TERM DEBT – RELATED PARTY

As of September 30, 2017 and December 31, 2016, notes payable and long-term debt due to a related party consists of:

	September 30, 2017	December 31, 2016
Note payable to SMDMM Funding, LLC; dated September 13, 2017; interest at 8% per annum; due on demand	30,000	-

Note payable to True Wireless, LLC; dated July 21, 2017 and August 11, 2017; interest at 0% per annum; due on demand	19,000	-

Note payable to director due in four equal annual installments of $26,875 on April 28 of each year	-	107,500
Less debt discount	-	-
	49,000	107,500
Less current portion - related party	49,000	53,750
Long-term debt - related party	$-	$53,750

SMDMM Funding, LLC and True Wireless, LLC are owned by the Company’s chief executive officer.

The payments due April 28, 2016 and 2017 for the note payable to a former director have not been made. Pursuant to the terms of the note, the note begins to accrue interest at 6% per annum and the past due portion is convertible into the Company’s common stock at a conversion price equal to 70% of the current price of the common stock. The Company has determined that the conversion feature for the past due portion of the note constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the note. Accrued interest was $1,088 at December 31, 2016.

The director resigned in July 2017; accordingly, the note balances are included with all other notes payable at September 30, 2017.

6 NOTES PAYABLE AND LONG-TERM DEBT

As of September 30, 2017, notes payable and long-term debt consists of:
	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[1]	300,000	-	300,000

Note payable to former officer and director due in four equal annual installments of $26,875 on April 28, 2016-2019; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016; past due portion convertible	107,500	-	107,500

Note payable to former officer due in four equal annual installments of $25,313 on April 28, 2016-2019; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016; past due portion convertible	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below[2]	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[3]	261,043	-	261,043

Note payable to Calvary Fund I. LP, formerly Pinz Capital International, LP dated May 25, 2016 with interest at 18%[4]	115,488	-	115,488

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [5]	27,500	-	27,500

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock [6]	95,405	33,406	61,999

Series of convertible promissory notes payable to an individual dated from May 4, 2017 through May 23, 2017 with interest at 10% per annum; due in seven months; convertible into common stock at $0.10 per share	60,000	14,531	45,469

	1,622,159	47,937	1,574,222
Less current portion notes payable and long-term debt	1,569,972	47,937	1,522,035
Long-term debt	$52,187	$-	$52,187

As of December 31, 2016, notes payable and long-term debt consists of:
	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[1]	590,000	-	590,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016; accruing interest at 6% per annum since April 28, 2016	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below[2]	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[3]	261,043	-	261,043

Note payable to Calvary Fund I. LP, formerly Pinz Capital International, LP dated May 25, 2016 with interest at 18%[4]	130,000	-	130,000

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [5]	27,500	8,774	18,726

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock [6]	95,405	87,379	8,026

Working capital notes [7]	183,757	-	183,757
	1,942,928	96,153	1,846,775
Less current portion	1,796,898	8,774	1,788,124
Long-term debt	$146,030	$87,379	$58,651

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

The original note and the convertible promissory note provided for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000. As of September 30, 2017 the total balance is past due. During the three months ended June 30, 2017, $290,000 of the principal balance together with $21,929 in accrued interest was converted into common stock.

2 Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on November 12, 2015; (Paid February 26, 2016).
●	A second non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at September 30, 2017 - $235,000)
●	A third non-interest bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 (Unpaid).

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

At September 30, 2017, the remaining notes with a principal balance of $95,405 have a debt discount of $33,406.

7 In November 2016, the Company entered into four working capital notes in the original amount of $245,000 which require daily payments aggregating $2,956. The Company entered into two additional notes in the total amount of $140,000 during the six months ended June 30, 2017 and made total repayment of $323,757 during the nine months ended September 30, 2017 on these notes, retiring all of the notes.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model during the nine months ended September 30, 2017, using the following assumptions:

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

During the three months ended March 31, 2017, the Company entered into Unit subscription agreements with unrelated parties for a total consideration of $55,000. Units representing 550,000 common shares and 275,000 3-year $0.50 warrants were issued. Each Unit was priced at $0.10 and contained: (a) one share of common stock and (b) a Warrant to purchase one-half of a share of common stock $0.50 for a period of three years after the close of the offering. The warrants were classified as equity since they have a fixed exercise price and do not have a provision for modification.

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

In May 2017, the Company accepted a notice to convert $290,000 in principal of a convertible note payable into 6,257,459 shares of its common stock and recorded a gain from debt settlement of $438,636.

On May 15, 2017, the Company issued 160,000 shares of its common stock pursuant to a PR agreement. The common stock was valued at $44,784 based on the closing price of the common stock at the time of the initial contract.

During the three months ended June 30, 2017, the Company entered into Unit subscription agreements with five unrelated parties for a total consideration of $185,000. Units representing 1,850,000 common shares and 925,000 3-year $0.50 warrants were issued. Each Unit was priced at $0.10 and contained: (a) one share of common stock and (b) a Warrant to purchase one-half of a share of common stock $0.50 for a period of three years after the close of the offering. The warrants were classified as equity since they have a fixed exercise price and do not have a provision for modification.

During the three months ended September 30, 2017, the Company entered into Unit subscription agreements with two unrelated parties for a total consideration of $130,000. Units representing 800,000 common shares and 400,000 3-year $0.50 warrants were issued. Each Unit was priced at $0.10 and contained: (a) one share of common stock and (b) a Warrant to purchase one-half of a share of common stock $0.50 for a period of three years after the close of the offering. The warrants were classified as equity since they have a fixed exercise price and do not have a provision for modification.

8 RELATED PARTY TRANSACTIONS

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	Nine Months ended	Year ended
	September 30, 2016	December 31, 2016
Former chief executive officer:
Balance at beginning of period	$356,502	$318,002
New advances	35,000	40,000
Repayment	(2,000)	(1,500)
Balance at end of period	$389,502	$356,502

See Note 5 for long-term debt due to related parties.

See Note 7 for common stock issued to related parties.

During the nine months ended September 30, 2017, the Company had sales to TW in the amount of $37,779 and the Company had a receivable from TW of $37,779.

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

Management and Marketing Agreement

Pursuant to the Amended Exchange Agreement, on July 18, 2017, the Company executed and entered into a Management and Marketing Agreement (“Management Agreement”) with Cox. Pursuant to the Management Agreement, the Company was obligated to provide certain management services to Cox as detailed in the Management Agreement. Notwithstanding the terms of the Management Agreement, the Company provided no services to Cox and neither Cox nor TW has made any payments to the Company on account of the Management Agreement. Accordingly, on December 27, 2017, the parties agreed to terminate the Management Agreement, treating it as a nullity as if it was never entered into by the parties.

Under the terms of the Amended Exchange Agreement and Management Agreement, the following material terms or actions which were approved by the Parties:

●

The Company agreed, upon execution of the Amended Exchange Agreement, to deliver (a) $1.5 Million Promissory Note (“Promissory Note”) issued by the Company in favor of Cox (this Promissory Note was later cancelled by the mutual agreement of the parties); and (b) undertake to authorize an additional number of shares of common stock as required to fulfill the terms and conditions of the transactions between the parties;

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

10 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to September 30, 2017 and through the date these financial statements were available to be issued.

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

Other

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

 On December 20, 2017, Ksix Media Holdings, Inc. changed its name to Surge Holdings, Inc.

On December 27, 2017, the Company completed the change in name of Blvd. Media Group, LLC to Surge Blockchain, LLC.

On December 27, 2017, the Company and K. Brian Cox mutually agreed to terminate the Management Agreement and cancel the $1,500,000 Promissory Note issued on July 18, 2017, ab initio and declared that both the Management Agreement and the Promissory Note annulled and would be treated as if they were never consummated.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenues during the three months ended September 30, 2017 and 2016 consisted of the following:

	2017	2016

Revenue	$453,499	$519,215
Cost of revenue	183,988	285,388
Gross profit	$269,511	$233,827

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Action (“CPA”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $158,909, (52.5%) from $302,733 to $143,824 during the three months ended September 30, 2017 as compared to the prior year period. Lack of funding has continued to cause revenues to decline.

DIQ’s revenues from survey generation and landing page optimization amounted to $309,675 in the three months ended September 30, 2017 as compared to $216,482 during the three months ended September 30, 2016. The increase in revenue is primarily a result of the Company finding new customers.

Despite the decline in business, the gross profit percentage has improved to 59.4% in the 2017 period from 45.4% in the 2016 period. The Company experienced losses from customer turnover in the 2016 period which resulted in a substantially reduced gross profit.

Costs and expenses during the three months ended September 30, 2017 and 2016 were as follows:

	2017	2016

Depreciation and amortization	$35,877	$231,925
Selling, general and administrative	535,525	518,883
Total	$571,402	$750,808

Depreciation and amortization decreased $196,048 (84.5%) from $231,925 in the 2016 quarter to $35,877 in the 2017 quarter. The decrease is primarily the result of impairing intangible assets in 2016 that are no longer being amortized in 2017 and the decline in DIQ amortization of approximately $100,000 due to completion of its appraisal in the fourth quarter of 2016 which resulted in lower amortization expense.

Selling, general and administrative expense during the three months ended September 30, 2017 and 2016 is as follows:

	2017	2016

Contractors and consultants	$239,601	$186,760
Compensation	97,349	125,888
Professional services	65,584	85,544
Officer compensation	59,996	36,768
Other	63,475	79,660
Advertising and marketing	9,520	4,263
Total	$535,525	$518,883

Total selling, general and administrative expense increased $16,642(3.3%) from $518,883 in the 2016 period to $535,525 in the 2017 period. The detail changes are discussed below:

●	Contractors and consultants increased from $186,760 in the 2016 period to $239,601 in the 2017 period. Both periods included a number of consultants that were paid with common stock and based on the valuations of the stock have resulted in a higher expense than might have been the case had the Company been able to pay cash.

●	Compensation decreased $28,539 (22.7%) from the 2016 amount of $125,888 to the 2017 amount of $97,349.

●	Professional services decreased from $85,544 in the 2016 period to $65,584 in the 2017 period.

●	Other costs decreased $16,185 from $79,660 in the 2016 period to $63,475 in the 2017 period.

●	Advertising and marketing costs increased $5,257 from $4,263 in the 2016 period to $9,520 in the 2017 period. This is primarily a result of an increase in DIQ costs.

Other expense during the three months ended September 30, 2017 and 2016 is as follows:

	2017	2016

Interest expense	$101,565	$265,078
Change in value of derivatives	(127,205)	96,810
Total	$(25,640)	$361,888

Interest expense was much lower in the 2017 period than experienced in 2016. Amortization of debt discount amounted to $37,805 in 2017 and $187,910 in 2016. Interest on notes payable including loan costs amounted to $63,760 in the 2017 period and $77,168 in the 2016 period.

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Revenues during the nine months ended September 30, 2017 and 2016 consisted of the following:

	2017	2016

Revenue	$1,277,381	$2,913,801
Cost of revenue	492,339	2,114,995
Gross profit	$785,042	$798,806

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX revenues decreased $541,827 (56.6%) from $957,819 to $415,992 during the nine months ended September 30, 2017 as compared to the prior year period. Lack of funding has continued to cause revenues to decline.

DIQ’s revenues from survey generation and landing page optimization amounted to $861,389 in the nine months ended September 30, 2017 as compared to $1,952,084 during the nine months ended September 30, 2016. The decline in revenue is primarily a result of a major customer discontinuing their business in 2016 and the Company finding new customers. As noted earlier, DIQ’s revenues in the third quarter of 2017 did improve over the year earlier period.

Despite the decline in business, the gross profit percentage has improved to 61.5% in the 2017 period from 27.4% in the 2016 period. The Company experienced losses from customer turnover in the 2016 period which resulted in a substantially reduced gross profit.

Costs and expenses during the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016

Depreciation and amortization	$105,999	$695,777
Selling, general and administrative	2,103,021	2,232,922
Total	$2,209,020	$2,928,699

Depreciation and amortization decreased $589,778 (84.8%) from $695,777 in the 2016 period to $105,999 in the 2017 period. The decrease is primarily the result of impairing intangible assets in 2016 that are no longer being amortized in 2017 and the decline in DIQ amortization of approximately $300,000 due to completion of its appraisal in the fourth quarter of 2016 which resulted in lower amortization expense.

Selling, general and administrative expense during the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016

Contractors and consultants	$1,206,847	$1,045,180
Compensation	317,772	386,166
Professional services	146,112	259,179
Officer compensation	179,988	300,304
Other	169,547	211,048
Advertising and marketing	82,755	31,045
Total	$2,103,021	$2,232,922

Total selling, general and administrative expense decreased $129,901 (5.8%) from $2,232,922 in the 2016 period to $2,103,021 in the 2017 period. The detail changes are discussed below:

●	Contractors and consultants increased from $1,045,180 in the 2016 period to $1,206,847 in the 2017 period ($161,667) (15.5%). The majority of the consulting fees have been paid with common stock. The increase in 2017 is primarily related to costs associated with the pending acquisition of TW.

●	Compensation decreased $68,394 (17.7%) from the 2016 amount of $386,166 to the 2017 amount of $317,772.

●	Professional services decreased from $259,179in the 2016 period to $146,112 in the 2017 period. This decrease is primarily from issuing common stock to an attorney in the 2016 period.

●	Officer compensation decreased from $300,304 in the 2016 period to $179,988 in the 2017 period. The 2016 period included $190,000 of value assigned to the preferred stock issued to the Company’s CEO at the time.

●	Other costs decreased $41,501.

●	Advertising and marketing costs increased $51,710 (166.6%) from $31,045 in the 2016 period to $82,755 in the 2017 period. This is primarily a result of an increase in DIQ costs.

Other expense during the nine months ended September 30, 2017 and 2016 is as follows:

	2017	2016

Interest expense	$382,368	$373,514
Change in value of derivatives	460,343	96,810
Other income	-	(5,844)
(Gain) loss on debt extinguishment	(2,913)	-
Total	$839,798	$464,480

Interest expense increased $8,854 in 2017 from $373,514 in 2016. The increase is primarily due to an increase in the amount of debt.

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At September 30, 2017 and December 31, 2016, our current assets were $395,292 and $758,837, respectively, and our current liabilities were $3,717,634 and $4,059,894, respectively, which resulted in a working capital deficit of $3,322,342 and $3,301,057, respectively.

Total assets at September 30, 2017 and December 31, 2016 amounted to $3,087,702 and $2,357,246, respectively. At September 30, 2017, total assets consisted of current assets of $395,292, net property and equipment of $11,441, net intangible assets of $114,187, goodwill of $866,782 and deposits on investments in the amount of $1,700,000, as compared to current assets of $758,837, net property and equipment of $14,432, net intangible assets of $217,195, goodwill of $866,782 and deposits on investments in the amount of $500,000 at December 31, 2016.

At September 30, 2017, our total liabilities of $3,769,821 decreased $402,474 from $4,172,295 at December 31, 2016.

At September 30, 2017, our stockholders’ deficit was ($682,119) as compared to a stockholders’ deficit of ($1,815,049) at December 31, 2016. The principal reason for the increase in stockholders’ equity was common stock issued pursuant to the agreements to acquire TW.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2017 and 2016.

	2017	2016

Net cash used in operating activities	$(245,576)	$(338,615)
Net cash used in investing activities	-	-
Net cash provided by financing activities	328,243	358,340
Net increase in cash and cash equivalents	$82,667	$19,725

At September 30, 2017, the Company had the following material commitments and contingencies.

Notes payable and long-term debt - $1,623,222 ($49,000 related party) - See Notes 5 and 6 to the Consolidated Financial Statements.

Advances from related party - $389,502 balance owed on non-interest bearing basis. See Note 8 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company has not had any capital expenditures during the nine months ended September 30, 2017, which required cash. At the current level of operations, the Company has to borrow funds to meet basic operating costs. . The Company plans to use debt and equity financing to meet the cash requirements of the TW acquisition.

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

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a working capital deficit of $3,322,342, an accumulated deficit of $8,291,758 at September 30, 2017, and incurred losses for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of the 3rd quarter of 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden and completing the acquisition of TW. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2017. Our management has determined that, as of September 30, 2017, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2017, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: RISK FACTORS

Not applicable.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, for total consideration of $130,000, Units representing 800,000 common shares and 400,000 3-year $0.50 warrants were issued.

During the month ended October 31, 2017, for total consideration of $495,000. Units representing 2,475,000 common shares and 1,237,500 3-year $0.50 warrants were issued.

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

SURGE HOLDINGS, INC.

Date: January 8, 2017

	By:	/s/ Kevin Brian Cox
Chief Executive Officer and
Chief Financial Officer

