Form 10-K
period 2017-12-31
Surge Holdings, Inc.
filed 2018-04-10
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

SURGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-52522	98-0550352
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

3124 Brother Blvd 104, Bartlett TN 38133

(Address of Principal Executive Offices) (Zip Code)

10624 S. Eastern Ave., Suite A-910, Henderson, NV 89052

(former address)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. June 30, 2017 - $7,511,927.

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2018, the registrant had outstanding 79,796,679 shares of its common stock, par value of $0.001.

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

REFERENCES WITHIN THIS REPORT

All references to “Ksix Media Holdings”, “Surge Holdings,” the “Company,” “we,” “us,” and “our” refer to Surge, Inc. and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

ITEM I: BUSINESS

PART 1 - DESCRIPTION OF BUSINESS

Corporate History and Overview

Surge Holdings, Inc. (“Surge Holdings” or “the Company”), incorporated in Nevada on August 18, 2006, is a company focused on Telecom, Media, Blockchain, FinTech and Cryptocurrency applications serving customers worldwide online and across social media, gaming and mobile platforms.

The Company was previously known as North American Energy Resources, Inc. (“NAER”) and KSIX Media Holdings, Inc. (“KSIX Media”). Prior to April 27, 2015, the Company operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, NAER. On April 27, 2015, NAER entered into a Share Exchange Agreement with Ksix Media whereby KSIX Media became a wholly-owned subsidiary of NAER and which resulted in the shareholders of KSIX Media owning approximately 90% of the voting stock of the surviving entity. While the Company continued the oil and gas operations of NAER following this transaction, on August 4, 2015, the Company changed its name to Ksix Media Holdings, Inc. On December 21, 2017, the Company changed its name to Surge Holdings, Inc. to better reflect the diversity of its business operations.

Surge Holdings operates three wholly-owned subsidiaries: (i) DigitizeIQ, LLC (“DIQ”), a digital advertising company which is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort class action lawsuits; (ii) Surge Cryptocurrency Mining, Inc. (formerly North American Energy Resources, Inc.) (“Surge Crypto”), which operates the Company’s cryptocurrency operations and (iii) KSIX Media, Inc., (“KSIX Media”) which is a holding company for (a) Surge Blockchain, LLC (previously Surge Payment Systems, LLC and Blvd Media Group, LLC) (“Surge Blockchain”) which operates the Company’s Blockchain operations and (b) KSIX, LLC (“KSIXLLC”).

KSIXLLC was created as an advertising network designed to create revenue streams for affiliates and provide advertisers with increased measurable audience through targeted cross-platform marketing strategies. KSIXLLC provides performance-based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPl”) business model. The KSIXLLC online advertising network works directly with advertisers and other networks to promote advertiser campaigns. KSIXLLC manages offer tracking, reporting and distribution on the third-party platform.

KSIXLLC deals with incentive-based advertising. Incentive based advertising occurs when a user viewing the advertisement gets some sort of reward for participating in the advertisers offer. These types of transactions are demonstrated frequently in online/mobile video games where users need in game currency to purchase an in-game item. Online and mobile games will pay the users a certain amount of their game currency to participate with the advertisers offer to keep the user engaged in the game for free. Once the user completes the needed task with the advertisers offer, the advertiser pays us a commission for the action or lead generated and we split that commission with the game owner.

KSIXLLC will garner additional revenue through branding, graphic design, web development, mobile software application development, search engine optimization, and social media curation offering a full in-house suite of creative and marking services.

The following is a Company organizational chart:

KSIXLLC and Surge Blockchain were acquired by KSIX Media, Inc. from Paywall, Inc. on or about December 18, 2014 pursuant to the terms of a “Membership Interest Purchase Agreement”. Pursuant such agreement, KSIX Media, Inc. assumed the remaining balance owed to under a Promissory Note to a third party in the original face amount of $362,257. As of December 31, 2016, the then amount outstanding on the Promissory Note was $68,973. Effective April 1, 2016, the Company temporarily suspended its BLVD business operations and is reviewing a potential discontinuation of the business.

On October 15, 2015, KSIXLLC acquired DigitizeIQ, LLC (“DIQ”), a digital advertising company which is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort class action lawsuits.

True Wireless, LLC (now True Wireless, Inc.)

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

TW’s primary business operation is a full-service telecommunications company specializing in the Lifeline program as set forth by the Telecommunications Act of 1996 and regulated by the FCC which provides subsidized mobile phone services for low income individuals (“Lifeline Services”). TW currently has an FCC license to offer Lifeline Services in the following states: Oklahoma, Rhode Island, Maryland, Texas, and Arkansas.

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

Amended Master Agreement for the Exchange of Common Stock, Management, and Control

On July 18, 2017, the Parties entered into an Amended Master Agreement for the Exchange of Common Stock, Management, and Control (the “Amended Exchange Agreement”) which amended and restated the Exchange Agreement. The Amended Exchange Agreement reset certain of the milestones and timetables detailed in the Exchange Agreement. The material terms of the Amended Exchange Agreement are as follows:

TERMS

●	The Management Agreement would commence on July 18, 2017, concurrent with the execution of the Amended Exchange Agreement (the “Management Closing”);

●	All other terms and conditions with respect to the Transaction set forth in this Amended Exchange Agreement required to be completed by the Parties would occur only after all required governmental and regulatory approvals of the Transaction have been delivered. At that time, the Parties agreed to complete the Company’s acquisition of TW (the “Equity Closing”). The Parties agreed to expedite preparation of all financial information and audits to be completed at the earliest feasible time.

●	The Equity Closing is subject to the completion of due diligence by all Parties to the Amended Exchange Agreement;

●	The Transaction (including the Equity Closing) is subject to delivery by the Parties of all documents required under the Amended Exchange Agreement;

●	The Company and TW agreed to take all necessary corporate actions to authorize the Management and Equity Closings; and

●	It was intended that the transaction underlying the Amended Exchange Agreement would qualify for United States federal income tax purposes as a re-organization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. However, both Parties recognized that in the event the transaction underlying this Agreement does not qualify for United States federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, each party is separately responsible for any tax consequences and indemnifies and holds harmless the other party from and against any and all claims, demands, actions, suits, proceedings, assessments, judgments, damages, costs, losses and expenses, resulting from the that Parties failure to pay their tax liability for this transaction.

CLOSINGS

THE MANAGEMENT CLOSING

The Management Closing occurred on July 18, 2017 pursuant to the following material terms or actions which were approved by the Parties:

●	The Company agreed, upon execution of the Amended Exchange Agreement, to deliver (a) $1.5 Million Promissory Note issued by the Company in favor of Cox; and (b) undertake to authorize an additional number of shares of common stock as required to fulfill the terms and conditions of the transactions between the parties;

●	Upon the Equity Closing (which has not yet occurred), the Company agreed to issue to Cox and/or his assigns, approximately 114 million shares of Company Common Stock and Warrants to purchase 45 million Company Common Shares for a period of five years at a purchase price of $0.50 per share (subject to adjustment) which can be exercised on a “cashless” basis. As of the date of this Report, 12 million shares of Company Common Stock have been issued to Cox and assigns;

●	The Company also agreed to an anti-dilution provision (the “Anti-Dilution Provision”) whereby it would issue such number of additional shares at the Equity Closing as would be necessary to maintain Cox’s percentage ownership of Company Common Stock at the time of the Equity Closing at 69.5% (“Cox Percentage”). This provision applies with respect to any additional stock, warrants or other security issued by the Company prior to the Equity Closing;

●	It was agreed that 75% of Carter Matzinger’s (“Matzinger”) Series “A” Preferred Stock (“Series A Preferred Stock”) containing specified majority common stock voting rights of the Company would be transferred by Matzinger to Cox upon execution of the Amended Exchange Agreement. This agreement was subsequently amended to provide for the transfer of 100% of the Series A Preferred Stock by Matzinger to Cox;

●	It was agreed that Matzinger would submit for cancellation and retirement all of his (or his assigns) shares of Company Common Stock in excess of 14 million shares. As a result thereof, Matzinger would hold no more than 14 million shares of Company Common Stock following the Equity Closing.

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

EQUITY CLOSING (AGREEMENT AND PLAN OF REORGANIZATION)

As of March 30, 2018, the parties to the Transaction have restructured the Transaction and intend to have an Equity Closing during the early part of the Company’s 2nd fiscal quarter of 2018. In March 2018, the parties negotiated an Agreement and Plan of Reorganization among the Company, True Wireless Acquisition, Inc., a Nevada corporation (“Acquisition Subsidiary”) and wholly-owned subsidiary of the Company and True Wireless, Inc., an Oklahoma corporation (“TW”) (“Merger Agreement”) which supersedes all prior agreements with respect to the terms of the Transaction. Pursuant to the terms of the Merger Agreement, TW (successor in interest to True Wireless, LLC) will merge into Acquisition Subsidiary in a transaction where TW will be the surviving company and become a wholly-owned subsidiary of the Company. The transaction is structured as a tax-free reverse triangular merger. In addition to the 12,000,000 shares of Company Common Stock and $500,000 cash which has been paid to the shareholders of TW, at the Closing of the merger transaction, the shareholders of TW will receive the following as additional merger consideration:

●	151,707,516 shares of newly-issued Company Common Stock, which will give the shareholders of TW, on a proforma basis, a 69.5% interest in the Company’s total Common Shares.
●	An additional number of shares of Company Common Stock, if any, necessary to vest 69.5% of the aggregate issued and outstanding Common Stock in the shareholders of TW at the Closing.
●	A Promissory Note in the original face amount of $3,000,000, bearing interest at 3% per annum maturing on December 31, 2018.
●	3,000,000 shares of newly-issued Company Series A Preferred Stock

At the closing of the Merger, outstanding shares in TW together with all documentation to reflect the intent of the Parties such that TW would become a wholly owned subsidiary of the Company shall be delivered to the Company.

Pursuant to the terms of the Merger Agreement, the parties confirmed the prior delivery of 12,000,000 shares of Company Common Stock and $500,000 cash which was been paid to the shareholders of TW as a deposit on the Transaction.

Conditioned upon the Parties, having completed all material requirements of the Merger Agreement, including all delivery of all Exhibits and Collateral Agreements contemplated thereby, and the receipt of any required third party approvals, the Parties agreed to proceed with the Equity Closing, as follows:

Company Investment in TW

At the date of this filing, the Company’s investment in TW consists of the following:

	Shares	Amount
Consideration paid
Cash paid		$500,000
Common stock issued	12,000,000	1,200,000
Total consideration paid	12,000,000	$1,700,000
Consideration to be paid:
Common stock to be issued at closing	151,707,516	$60,683,006
Series A Preferred Stock to be issued at closing	3,000,000	120,000
Note payable due December 31, 2018		1,500,000
Total consideration to be paid		$62,303,006

Total consideration		$64,003,006

Notes to Table Above:

1 Common Stock to be issued at closing at an average price of approximately $0.40 per share.

2 Series A Preferred Stock to be issued at closing at an average price of $0.04 per share.

Status of True Wireless Transaction

As of the date of this Report, the Transaction has not closed and the Company anticipates its closing early in the second quarter of 2018. The terms of the Transaction are subject to change prior to closing.

DigitizeIQ, LLC

On October 12, 2015, the Company entered into an Agreement for the Exchange of Common Stock (“DIQ Agreement”) with DigitizeIQ, LLC (“DIQ”) and its sole owner (“Owner”). DIQ’s primary business is operation of a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. Pursuant to the transaction, DIQ became a wholly owned subsidiary of the Company.

The Agreement provided for a purchase price of $1,250,000, paid as follows:

●	Upon execution of the Agreement, the Company paid $250,000 in cash (of which $150,000 was returned after renegotiation) and issued 1,250,000 shares of Company Common Stock valued at $100,000.

●	The Company issued a non-interest bearing Promissory Note to Owner in the face amount of $250,000, which was due on November 12, 2015; this Promissory Note has now been paid in full.

●	The Company issued a second non-interest bearing Promissory Note to Owner in the face amount of $250,000, which was due on January 12, 2016. This Promissory Note remains outstanding.

●	The Company issued a third non-interest bearing Promissory Note to Owner in the amount of $250,000, which was due on March 12, 2016. This Promissory Note remains outstanding.

As of the date of this filing, the Company owes Owner a total of $485,000 towards the purchase price of DIQ which is represented by the Promissory Notes due on January 12, 2016 and March 12, 2016. Presently, the Company is in default on these Promissory Notes and intends to attempt to negotiate a full settlement with the holder. There is no guarantee that any settlement can be achieved, or if one is achieved, it will be on terms beneficial to the Company.

Blockchain Technology

Surge Blockchain is focused on expanding development and licensing for a Blockchain Service as a Software (SaaS) Payments Platform in order to deliver a real product that improves people’s lives.

Cryptocurrency Mining

Surge Crypto intends to strategically mine Bitcoin, Litecoin and cryptocurrencies. The company is currently working to finalize its first mining farm of 100 Antminer L3+ machines. The mining operation will work 24/7 to both generate revenues and deliver to the Company a commodity.

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

Employees and Labor Relations

At December 31, 2017, we had six full-time employees. We plan to add corporate and managerial staff as necessary consistent with the growth of our operations.

We plan to concentrate on the acquisition of companies where the employees are not, and have not historically been, members of unions. However, there is no assurance that any company that we acquire will not be the subject of a successful unionization vote.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTIES

The Company presently occupies space at 4340 S. Valley View, Suite 230, Las Vegas, NV 89103 on a rent=free basis. The Company will acquire additional office space as its needs warrant.

ITEM 3: LEGAL PROCEEDINGS

The following is summary of threatened, pending, asserted or un-asserted claims against the Company or any of its wholly owned subsidiaries.

Claims by River North Equity, LLC against KSIX Media Holdings, Inc.:

On June 29, 2017, River North Equity, LLC (“River North Equity”) filed suit against the Company and Carter Matzinger in the Circuit Court of the 18th Judicial District of DuPage County in Wheaton, IL (Case # 2017AR000989) arising out of an Equity Purchase Agreement the Company entered into with River North Equity on July 11, 2016. The Complaint alleges that the Company entered into a series of convertible promissory notes in the aggregate face amount of $177,500 and that these notes are presently in default. The Complaint also alleges that the Company failed to maintain sufficient authorized capital to allow for conversion of the promissory notes; failed to honor conversion notices delivered with respect to the promissory notes; failed to file a registration statement with the U.S. Securities and Exchange Commission with respect to shares issuable on conversion of the promissory notes and failed to properly disclose the existence of the promissory notes and relevant details in its filings with the U.S. Securities and Exchange Commission. River North Equity is seeking damages in the amount of at least $27,500 plus accrued interest and such other damages as may be proven at trial. As of the date of this Report, this matter has been settled and dismissed.

Claims by TCA Global Credit Master Fund, L.P.

On or about May 9, 2017, TCA Global Credit Master Fund, L.P. (“TCA”) filed a civil action in Broward County Florida against the Company and its subsidiaries regarding an outstanding balance due under a Senior Secured Debt Facility Agreement dated February 26, 2016. This facility was fully paid on December 7, 2017. In all other respects, the action with TCA has been settled and dismissed.

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

West Publishing v DigitizeIQ LLC.

On or about September 28, 2017 West Publishing Corporation (“West Publishing”) filed a civil action in the Superior Court of the State of California County of San Diego, Central Division (Case# 37-201700034215-CU-CL-CTL) for breach of contract and open book account against the Company’s subsidiary DIQ. West Publishing claims an open account of $435,700 against DIQ from an account originating in 2014 wherein DIQ provided lead-generation services for West Publishing. The Company has retained counsel and will vigorously defend this action. The Company contends that the open book account claimed by West Publishing is an accounting error and that, in fact, West Publishing owes DIQ for verified lead generation services during the relevant period.  This matter is still pending as of the date of this Report and the outcome cannot be predicted. There is no guarantee that this matter can be resolved on any basis which is favorable to the Company.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, $0.001 par value per share, is traded in the OTC Markets Inc. OTCQB Market (“OTCQBs”) under the symbol “SURG” Until we began trading on July 24, 2007, there was no public market for our common stock.

On March 31, 2015, the Company effected a 1 for 23 reverse stock split. All share references included herein have been adjusted as if the change took place before the date of the earliest transaction reported.

The following table sets forth the quarterly high and low daily close for our common stock as reported by OTC Markets Inc. for the two years ended December 31, 2017 and 2016. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

Period ended	High	Low
December 31, 2017	$0.850	$0. 310
September 30, 2017	$0.420	$0.016
June 30, 2017	$0.020	$0.050
March 31, 2017	$0.030	$0.050

December 31, 2016	$0.450	$0.050
September 30, 2016	$0.134	$0.060
June 30, 2016	$0.204	$0.097
March 31, 2016	$0.450	$0.060

Penny Stock Considerations

Our shares are presently considered a will be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

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

Recent Sales of Unregistered Securities

During year ended December 31, 2017, the Company issued an aggregate of 32,713,544 shares of common stock in unregistered transactions, including 7,225,000 shares for cash, 3,665,000 shares for services, 9,823,544 shares for convertible notes payable and 12,000,000 shares as a deposit on the acquisition of True Wireless. Such issuances included shares sold to investors in transactions not involving a public offering, shares issued as consideration for transactions, shares issued on conversion of debt instruments and shares issued to consultants. The prices of the shares sold for cash ranged from $0.10-$0.20 per share.

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

Holders

As of March 22, 2018, there are approximately 82 shareholders of record of the Company’s common stock, including 13,892,734 shares held by CEDE & Co. as nominee.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, the Company did not purchase any shares of its common stock. As a part of the settlement of litigation with TCA, TCA returned 1,782,000 shares of Company Common Stock it held to the Company treasury.

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

Overview

The accompanying consolidated financial statements as of December 31, 2017 and December 31, 2016 and for the years then ended includes the accounts of Surge and its wholly owned subsidiaries.

COMPARISON OF YEARS ENDED DECEMBER 31, 2017 AND 2016

Revenues and cost of revenue for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016

Revenue	$1,429,872	$3,296,747
Cost of revenue	733,033	2,328,467
Gross profit	$696,839	$968,280

Revenue and cost of revenue by subsidiary is as follows:

	2017	2016

Revenue
DIQ	$893,631	$2,143,652
KSIX	535,059	1,149,198
Other	1,182	3,897
	$1,429,872	$3,296,747

Cost of revenue
DIQ	409,916	1,723,301
KSIX	323,109	603,986
Other	8	1,180
	$733,033	$2,328,467
Gross profit
DIQ	483,715	420,351
KSIX	211,950	545,212
Other	1,174	2,717
	$696,839	$968,280

DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. DIQ revenues represented 62% of 2017 consolidated revenues and 65% of 2016 consolidated revenues. DIQ revenue declined $1,250,021 (58%) in 2017 from the 2016 amount due to the loss of a major advertiser during 2016. DIQ also revised its marketing strategy and increased its gross profit margin from 20% in 2016 to 54% in 2017.

KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX works directly with advertisers and other networks to promote advertiser campaigns through their affiliates. KSIX’ revenues represented 37% of 2017 consolidated revenues and 35% of 2016 consolidated revenues. KSIX revenues declined $614,139 (53%) in 2017 from the 2016 amount due to a shift in advertisers and affiliates to drive leads. KSIX gross profit amounted to 40% in 2017 as compared to 47% in 2016.

Costs and expenses during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016

Depreciation and amortization	$119,262	$433,118
Asset impairment	-	372,706
Selling, general and administrative	2,646,647	3,269,270
Total	$2,765,909	$4,075,094

Depreciation and amortization in 2017 represents primarily the amortization of intangible assets associated with the acquisition of DIQ in 2015. Depreciation and amortization in 2016 includes both the amortization of intangible assets which commenced December 23, 2014 (KSIX and BLVD) and October 12, 2015 (DIQ), when acquired. Amortization was lower in 2017 as a result of the impairment of KSIX and BLVD at December 31, 2016.

The Company determined to not continue the operations of BLVD in 2016 temporarily and due to declining cash flow, the Company impaired the remaining net intangible assets associated with its KSIX, LLC operations. Accordingly, an impairment charge in the amount of $372,706 was recorded in 2016.

Selling, general and administrative expense during the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

Payroll and payroll taxes	$441,681	$508,697
Outside contractors and consultants	1,484,613	1,485,099
Bad debt expense	10,000	36,954
Officer compensation	239,984	451,913
Professional services	202,447	435,732
Webhosting and internet	67,048	100,420
Advertising and marketing	2,255	73,924
Insurance	51,845	44,345
Dues and subscriptions	15,962	32,091
Rent	17,975	20,490
Other	112,837	79,605
Total	$2,646,647	$3,269,270

Selling, general and administrative expenses decreased $622,623 (19%) in 2017 as compared to 2016. The following explains the changes in specific expenses from 2016 to 2017.

●	Payroll and payroll taxes decreased $67,016 (13%) in 2017 as compared to 2016. This is primarily due to the reduction in personnel due to the lower volume of operations.
●	Outside contractors and consultants decreased $486 in 2017 from the amount in 2016.
●	Bad debt expense decreased from $36,954 in 2016 to $10,000 in 2017.
●	Officer compensation amounted to $451,913 in 2016 and $239,984 in 2017 and includes stock awards. Amortization of the value of stock options issued to Mr. Matzinger is included in both periods. This amortization amounted to $261,913 in 2016. In addition, the 2016 amount includes $190,000 for the value of preferred stock issued to Mr. Matzinger for prior services.
●	Professional services decreased to $202,447 in 2017 from $435,732 in 2016, a decrease of $233,285 (54%). The 2016 amount includes $112,500 associated with the value of common stock issued to the Company’s attorney pursuant to a legal services agreement.
●	Webhosting and internet costs decreased from $100,420 in 2016 to $67,048 in 2017, a decrease of $33,372 (33%).
●	Advertising and marketing costs amounted to $2,255 in 2017 and $73,924 in 2016 as the company substantially eliminated outside advertising.
●	Insurance costs amounted to $44,345 in 2016 as compared to $51,845 in 2017.
●	Dues and subscriptions amounted to $32,091 in 2016 and $15,962 in 2017.
●	Rent expense in 2016 amounted to $20,490 and $07,975 in 2017, a decrease of $2,515 (12%).
●	Other selling, general and administrative expenses amounted to $79,604 in 2016 and $112,837 in 2017, an increase of $33,233 (42%).

Other income (expense) during the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

Interest expense	$(416,959)	$(1,660,338)
Other income	9,585	5,844
Gain (loss) on change in value of derivatives	(504,201)	268,236
Gain (loss) on debt extinguishment	1,000,349	(107,104)
Total	$88,774	$(1,493,362)

Interest expense decreased to $416,959 in 2017 from $1,660,338 in 2016. The 2016 amount includes $163,788 in interest accrued on notes payable and long-term debt and $30,000 in loan penalty. The remaining $1,466,550 represents the amortization of loan costs and debt discounts associated with the derivative liabilities which are determined from the Company’s convertible debt. The majority of the 2017 expense is interest on notes payable.

Other income in 2017 is a gain from settlement of a vendor obligation and in 2016 represents the recovery of a bad debt written off in 2015.

The change in value of derivatives occurred in 2016 for the first time when the Company issued convertible debt which resulted in recording a derivative liability. The change results from revaluing the derivative when changes in the debt occur and at the quarterly balance sheet dates.

The gain (loss) on debt settlement arose when the Company settled convertible notes payable.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The Company is presently financing its cash needs through private sales of equity and short-term debt. The Company has retired a substantial portion of its debt during 2017 through cash payments and issuing common stock and continues to restructure its remaining debt. There is no guarantee that these efforts will be successful in part or at all. The Company is in a growth mode, which results in increasing receivables and intermittent cash shortages.

On October 12, 2015, the Company acquired DigitizeIQ, LLC, which had a total of $1,000,000 in cash requirements over the subsequent 150 days. As of December 31, 2016, the Company has made $515,000 of the required payments and still owes $485,000 as of December 31, 2017. The Company is negotiating with the seller of DIQ to reduce and restructure these payments.

At December 31, 2017 and 2016, our current assets were $319,560 and $758,837, respectively, and our current liabilities were $2,486,466 and $4,059,894, respectively, which resulted in a working capital deficit of $2,166,906 and $3,301,057, respectively.

Total assets at December 31, 2017 and 2016 amounted to $3,145,707 and $2,357,246, respectively. At December 31, 2017, assets consisted of current assets of $319,560, net property and equipment of $157,444, net intangible assets of $101,921, goodwill of $866,782 and $1,700,000 in deposits on acquisitions. At December 31, 2016, assets consisted of current assets of $758,837, property and equipment of $14,432, net intangible assets of $217,195, goodwill of $866,782 and $500,000 in deposits on acquisitions.

At December 31, 2017, our total liabilities of $2,538,654 decreased $1,633,641 (39%) from $4,172,295 at December 31, 2016. The decrease primarily consists of a reduction in long-term debt of $1,056,552, a reduction of $280,318 in accounts payable and accrued expenses and a reduction in derivative liability of $491,271.

At December 31, 2016, our stockholders’ deficit was $(1,815,049) as compared to stockholders’ equity of $607,053 at December 31, 2017. The principal reason for the increase in stockholders’ equity was the common stock issued for cash, debt, services and advances of acquisition less the operating loss incurred.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2017 and 2016.

	2017	2016

Net cash used in operating activities	$(604,109)	$(641,877)
Net cash provided by (used in) investing activities	(147,000)	(503,000)
Net cash provided by financing activities	903,243	1,139,097
Net increase (decrease) in cash and cash equivalents	$152,134	$(5,780)

At December 31, 2017, the Company had the following material commitments and contingencies.

Acquisitions – See Note 12 to the Consolidated Financial Statements.

Notes payable and long-term debt - $1,094,223 ($304,000 in related party debt), See Notes 7 and 8 to the Consolidated Financial Statements.

Accounts payable and accrued expenses - $495,306.

Advances from related party - $389,502

Cash requirements and capital expenditures – The Company will be required to make a cash payment of $1,500,000 to close the acquisition of True Wireless, LLC as set forth in Note 12 to the Consolidated Financial Statements. In addition, the majority of the Company’s remaining debt is past due and substantial additional cash will be required.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Evaluation of the amounts and certainty of cash flows – In 2017, sales declined $1,866,875 (57%) from the 2016 amount. There can be no assurance that the Company will be able to replace the lost business, become proficient in operating its new business or be able to fund operations in the future.

Going Concern – Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency of $2,166,906 as of December 31, 2017, incurred losses and did not generate cash from its operations for the past two years. These factors create an uncertainty about our ability to continue as a going concern. The Company projects that it needs to raise $1-1.5 million of new capital investment in the short term, restructure literally all of its current debt and complete its acquisition of TW in order to reach a level of minimal viability. If these goals can be achieved in the next 90 days, management believes that the Company could achieve positive cash flow by the end of the 2nd quarter of 2018 (June 30, 2018) from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company is constantly seeking new investment from a variety of sources, debt, equity and hybrid. Additionally, the Company believes that it is moving toward the closing of the acquisition of TW. There are no guarantees that any of this will be achieved and the Company’s ability to continue as a going concern is dependent on the success of these plans.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the year ended December 31, 2017, we were required to make material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Surge Holdings, Inc. together with the reports thereon of Paritz & Co., P.A. for the years ended December 31, 2017 and December 31, 2016, is set forth as follows:

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Surge Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has a working capital deficiency of $2,166,906 as of December 31, 2017, incurred losses and did not generate cash from its operations for the past two years. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2010.

Hackensack, NJ

April 10, 2018

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$215,843	$63,709
Accounts receivable, less allowance for doubtful accounts of $17,000 and $17,000, respectively	56,036	126,428
Prepaid expenses	47,681	568,700
Total current assets	319,560	758,837
Property and Equipment, less accumulated depreciation of $8,663 and $4,675, respectively	157,444	14,432
Intangible assets less accumulated amortization of $282,723 and $167,449, respectively	101,921	217,195
Goodwill	866,782	866,782
Deposit on acquisition	1,700,000	500,000
Total assets	$3,145,707	$2,357,246

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses - others	$482,262	$775,624
- Related party	13,044	-
Credit card liability	336,726	336,726
Deferred revenue	130,000	165,000
Derivative liability	92,897	584,168
Advance from related party	389,502	356,502
Current portion of long-term debt - related party	304,000	53,750
Notes payable and current portion of long-term debt, net of discount of $0 and $8,774, respectively	738,035	1,788,124
Total current liabilities	2,486,466	4,059,894
Long-term debt - related party	-	53,750
Long-term debt less current installments, net of discount of $0 and $87,379, respectively	52,188	58,651
Total liabilities	2,538,654	4,172,295
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 and no shares issued and outstanding at December 31, 2017 and 2016, respectively	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 90,057,445 shares and 57,343,901 shares issued and 88,275,445 and 57,343,901outstanding at December 31, 2017 and December 31, 2016, respectively	90,058	57,344
Additional paid in capital	9,584,473	4,145,589
Less treasury stock at cost (1,782,000 shares)	(1,069,200)	-
Accumulated deficit	(8,008,278)	(6,027,982)
Total stockholders’ equity (deficit)	607,053	(1,815,049)
Total liabilities and stockholders’ equity (deficit)	$3,145,707	$2,357,246

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2017 and December 31, 2016

	2017	2016

Revenue	$1,429,872	$3,296,747
Cost of revenue	733,033	2,328,467
Gross profit	696,839	968,280
Costs and expenses
Depreciation and amortization	119,262	433,118
Asset impairment	-	372,706
Selling, general and administrative	2,646,647	3,269,270
Total costs and expenses	2,765,909	4,075,094
Operating loss	(2,069,070)	(3,106,814)
Other income (expense):
Interest expense	(416,959)	(1,660,338)
Other income	9,585	5,844
Change in fair value of derivatives	(504,201)	268,236
Gain (loss) on debt extinguishment	1,000,349	(107,104)
Total other income (expense)	88,774	(1,493,362)

Net loss before provision for income taxes	(1,980,296)	(4,600,176)
Provision for income taxes	-	-
Net loss	$(1,980,296)	$(4,600,176)

Net loss per common share, basic and diluted	$(0.03)	$(0.10)

Weighted average common shares outstanding	76,183,385	44,796,318

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

Years ended December 31, 2017 and December 31, 2016

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2015	-	$-	36,130,432	$36,130	$784,929	$(1,427,806)	-	$-	$(606,747)
Common stock issued for:
Cash	-	-	8,750,000	8,750	848,750	-	-	-	857,500
Services	10,000,000	10,000	7,890,000	7,890	1,389,898	-	-	-	1,407,788
Loan costs	-	-	1,782,000	1,782	298,218	-	-	-	300,000
Convertible notes payable	-	-	2,791,469	2,792	507,963	-	-	-	510,755
Warrant issued for services	-	-	-	-	389,698	-	-	-	389,698
Option compensation	-	-	-	-	301,133	-	-	-	301,133
Measurement period adjustment	-	-	-	-	(375,000)	-	-	-	(375,000)
Net loss	-	-	-	-	-	(4,600,176)	-	-	(4,600,176)
Balance, December 31, 2016	10,000,000	10,000	57,343,901	57,344	4,145,589	(6,027,982)	-	-	(1,815,049)
Common stock issued for:
Cash	-	-	7,225,000	7,225	1,167,775	-	-	-	1,175,000
Services	-	-	3,665,000	3,665	936,508	-	-	-	940,173
Convertible notes payable	-	-	9,823,544	9,824	1,906,617	-	-	-	1,916,441
Deposit for acquisition	-	-	12,000,000	12,000	1,188,000	-	-	-	1,200,000
Treasury stock acquired	-	-	-	-	-	-	1,782,000	(1,069,200)	(1,069,200)
Option compensation	-	-	-	-	239,984	-	-	-	239,984
Net loss	-	-	-	-	-	(1,980,296)	-	-	(1,980,296)
Balance, December 31, 2017	10,000,000	$10,000	90,057,445	$90,058	$9,584,473	$(8,008,278)	1,782,000	$(1,069,200)	$607,053

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and December 31, 2016

	2017	2016
Operating activities
Net loss	$(1,980,296)	$(4,600,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	119,262	433,118
Common stock issued for services	1,701,176	1,531,380
Change in fair value of derivatives	504,201	(268,236)
(Gain) loss on debt extinguishment	(1,000,349)	107,105
Bad debt expense	10,000	36,954
Non-cash interest	288,110	1,466,550
Loan penalty	-	30,000
Asset impairment	-	372,706
Gain from accounts payable settlement	(9,585)	-
Changes in operating assets and liabilities:
Accounts receivable	60,392	111,711
Deferred revenue	(35,000)	(353,240)
Accounts payable and accrued expenses	(262,020)	427,660
Credit card liability	-	62,591
Net cash used in operating activities	(604,109)	(641,877)
Investing activities
Purchase of property and equipment	(147,000)	(3,000)
Cash paid as deposit on acquisition of True Wireless, LLC	-	(500,000)
Net cash used in investing activities	(147,000)	(503,000)
Financing activities
Sale of common stock for cash	1,175,000	857,500
Cash paid for settlement of notes payable	(485,000)	-
Advances from related party, net of repayment	33,000	38,500
Loan proceeds	519,000	770,000
Loan repayment	(338,757)	(526,903)
Net cash provided by financing activities	903,243	1,139,097
Net increase (decrease) in cash and cash equivalents	152,134	(5,780)
Cash and cash equivalents, beginning of year	63,709	69,489
Cash and cash equivalents, end of year	$215,843	$63,709

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2017 and December 31, 2016, Continued

	2017	2016

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$128,850	$30,268
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock for services to be rendered issued included in prepaid expenses	$1,180,157	$218,111
Common stock issued for deposit on investment	$1,200,000	$-
Common stock issued for settlement of notes payable	$1,916,441	$510,754
Warrant issued for prepaid services	$-	$349,127
Treasury stock acquired in settlement of notes payable	$1,069,200	$-

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1 BASIS OF PRESENTATION AND BUSINESS

Basis of presentation

The accompanying consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc. (the “Holdings”), incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 and Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Business description

The Company has been doing business through two of its wholly owned subsidiaries. DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. KSIX is an Internet marketing company. KSIX is an advertising network designed to create revenue streams for its affiliates and to provide advertisers with increased measurable audience. KSIX provides performance based marketing solutions to drive traffic and conversions within a Cost-Per-Lead (“CPL”) business model. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manages offer tracking, reporting and distribution.

Other subsidiaries are inactive as of the date of this consolidated financial statement. In December 2017, the Company renamed Blockchain and Crypto and intend to pursue the following business models.

Blockchain is focused on expanding development and licensing for a Blockchain Service as a Software (SaaS) Payments Platform in order to deliver a real product that improves people’s lives.

Crypto intends to strategically mine Bitcoin, Litecoin and other cryptocurrencies. The company is working to finalize its first mining farm of 100 Antminer L3+ machines. The mining operation will work 24/7 to both generate revenues and deliver to the Company a commodity.

Effective December 7, 2016, the Company executed a Master Exchange Agreement for the exchange of Common Stock, Management and Control (the “Exchange Agreement”) with True Wireless, LLC (“TW”) and Kevin Brian Cox (“Cox”), the sole owner of TW’s issued and outstanding membership interests. TW’s primary business operation is a full-service telecommunications company specializing in the Lifeline program which provides subsidized mobile phone service for low income individuals. The acquisition has not closed as of the date of these financial statements (See Note 12 for details).

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

Direct write-offs are taken in the period when the Company has exhausted their efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts. For the years ended December 31, 2017 and 2016, the Company reported $10,000 and $36,954 of bad debt expense, respectively.

Credit risk

The Company had cash deposits in certain banks that at times may have exceeded the maximum insured by the Federal Deposit Insurance Corporation. The Company monitors the financial condition of the banks and has experienced no losses on these accounts.

Earnings (loss) per common share

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At December 31, 2017 and 2016, there were no potentially dilutive common stock equivalents. Accordingly, basic and diluted earnings (loss) per share are the same for each of the periods presented.

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

The change in the Level 3 financial instrument is as follows:

	2017	2016
Balance, beginning of year	$584,168	$-
Issued during the year	22,368	1,226,020
Converted	(1,017,840)	(373,616)
Change in fair value recognized in operations	504,201	(268,236)
Balance, end of year	$92,897	$584,168

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2017 and December 31, 2016:

	2017	2016

Estimanted dividends	None	None
Expected volatility	179.55%	261.35%
Risk free interest rate	2.58%	2.79%
Expected term	0.01-36 months	0.01-36 months

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

Advertising costs

Advertising costs are expensed as incurred in accordance with ASC 720-35 “Advertising Costs”. The Company incurred advertising costs of $2,255 and $73,924 for the years ended December 31, 2017 and 2016, respectively, which are included in selling, general and administrative expenses on the Company’s consolidated financial statements.

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

Through December 23, 2014, KSIX and BLVD operated as limited liability companies and all income and losses were passed through to the owners. Through October 12, 2015, DIQ operated as a limited liability company and all income and losses were passed through to its owner. Subsequent to the acquisition dates, these limited liability companies were owned by Surge and became subject to income tax.

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

Recent accounting pronouncements

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3 GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a working capital deficiency of $2,166,906 as of December 31, 2017 incurred losses and did not generate cash from its operations for the past two years. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company projects that it should be cash flow positive after the end of the 2nd quarter ended June 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden and completion of the acquisition of TW an Oklahoma Limited Liability Company. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 4 INTANGIBLE ASSETS

Intangible assets are as follows:

	Term	2017	2016

DIQ customer relationships	5 years	$183,255	$183,255
DIQ noncompetition agreement	2 years	201,389	201,389
		384,644	384,644
Accumulated amortization		282,723	167,449
		$101,921	$217,195

Asset impairment		$-	$372,706

Amortization expense:		$115,274	$430,128

Effective April 1, 2016, the Company temporarily suspended its BLVD business operations and is reviewing a potential discontinuation of the business. BLVD had only nominal operations in 2017 and 2016. In addition, the Company evaluated the operations of KSIX at the end of 2016 and determined that, due to declining cash flows, the unamortized balance of the intangible assets associated with KSIX and BLVD should be impaired. An impairment of $372,706 was recorded.

5 PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2017	2016

Equipment ¹	$166,107	$19,107
Accumulated depreciation	8,663	4,675
Net property and equipment	$157,444	$14,432

Depreciation expense	$3,988	$2,990

¹ Includes costs related to equipment not placed in service as of December 31, 2017 and December 31, 2016 of $147,000 and $0, respectively.

6 CREDIT CARD LIABILITY

The Company has utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. At December 31, 2017 and December 31, 2016, the Company’s credit card liability was $336,726 and $336,726, respectively. The credit card liability is guaranteed by Scott Kaplan, the vice president of business development for KSIX, LLC. See Note 13.

7 LONG-TERM DEBT – RELATED PARTY

Long-term debt due to related parties consists of:

	December 31, 2017	December 31, 2016

Notes payable to SMDMM Funding, LLC; interest at 8% per annum; due on demand	$285,000	$-
Notes payable to True Wireless, LLC; non-interest bearing; due on demand	19,000	-
Note payable to director due in four equal annual installments of $26,875 on April 28 of each year	-	107,500
	304,000	107,500
Less current portion - related party	-	53,750
Long-term debt - related party	$304,000	$53,750

SMDMM Funding, LLC and True Wireless, LLC are owned by the Company’s chief executive officer. Accrued interest owed to SMDMM Funding, LLC was $1,711 at December 31, 2017.

On April 28, 2015, the Company issued a promissory note to a director for the principal amount of $107,500. The promissory note is due in four equal annual payments of $26,875 on April 28 each year. The payments due April 28, 2016 and 2017 for the notes payable to a former director have not been made. Pursuant to the terms of the note, the note began to accrue interest at 6% per annum and the past due portion is convertible into the Company’s common stock at a conversion price equal to 70% of the current price of the common stock. The Company determined that the conversion feature for the past due portion of the note constitutes a derivative which was bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the note. Accrued interest was $1,088 at December 31, 2016. The director resigned in July 2017; accordingly, the note balance was included with other notes payable beginning in September 2017. See Note 8.

8 NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2017, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due. This note was settled for $10,000 in February 2018.	$68,973	$-	$68,973

Note payable to former officer and director due in four equal annual installments of $26,875 beginning April 28, 2016; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	107,500	-	107,500

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below²	485,000	-	485,000

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [5]	27,500	-	27,500

	790,223	-	790,223
Less current portion	738,035	-	738,035
Long-term debt	$52,188	$-	$52,188

As of December 31, 2016, notes payable and long-term debt consists of:

	Note Balance	Debt Discount	Carrying Value
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due	$68,973	$-	$68,973

Convertible Promissory Note - Non-interest bearing; on January 19, 2016, the Company modified the terms of a secured note payable in the original amount of $950,000 and made the $700,000 balance convertible[1]	590,000	-	590,000

Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016; accruing interest at 6% per annum since April 28, 2016 on past due portion	101,250	-	101,250

Notes payable to seller of DigitizeIQ, LLC due as noted below[2]	485,000	-	485,000

Senior Secured Credit Facility dated February 24, 2016; interest at 18% per annum; interest only for two months then 16 payments of $28,306 monthly[3]	261,043	-	261,043

Note payable to Calvary Fund I LP dated May 25, 2016 with interest at 18%[4]	130,000	-	130,000

Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [5]	27,500	8,774	18,726

Convertible promissory notes payable to Salksanna, LLC dated October 7, 2016 and December 21, 2016 with interest at 10% per annum; due March 13, 2018; convertible into common stock [6]	95,405	87,379	8,026

Working capital notes [7]	183,757	-	183,757
	1,942,928	96,153	1,846,775
Less current portion	1,796,898	8,774	1,788,124
Long-term debt	$146,030	$87,379	$58,651

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

The original note and the convertible promissory note provide for semi-monthly payments of $10,000 due on the 1st and 15th of the month, with any unpaid balance due on January 1, 2017. If the Company paid the unpaid balance on December 31, 2016, they were allowed a discount of $200,000 from the remaining balance. In addition, the modification and addendum, provided for two additional payments during 2016. Within 90 days of January 19, 2016, the Company was required to make an additional payment of $100,000 and within 60 days of March 23, 2016, the Company was required to make an additional payment of $30,000. As of January 1, 2017 the total balance was past due.

In May 2017, the Company issued 6,257,459 shares of its common stock and in November 2017, the Company issued 1,750,000 shares of its common stock in exchange for the balance due on the note.

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

3 Senior Secured Credit Facility Agreement - On February 24, 2016, the Company executed a Senior Secured Credit Facility Agreement (“Senior Credit Facility”) in the maximum amount of $5,000,000 together with a Convertible Promissory Note (“Convertible Note”) in the amount of $750,000 with TCA Global Credit Master Fund, LP (“TCA”). The initial loan advance was $400,000 and requires monthly interest only payments for two months and then sixteen monthly payments of $28,306, including interest at 18% per annum. The obligation is secured by substantially all assets of the Company and its subsidiaries. The payment due August 29, 2016 was acquired by Salksanna LLC on September 13, 2016 (See 6 below). The payment due September 29, 2016 was acquired by Salksanna, LLC on October 7, 2016 and the payment due October 29, 2016 was acquired by Salksanna, LLC on December 21, 2016. (See 6 below).

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

The Company was also responsible for other transaction, due diligence and legal fees of $42,500 if it borrowed the remaining $350,000 initially committed.

The proceeds from the loan were used to pay a $250,000 note to the seller of DIQ and for working capital.

The Company paid $375,000 in cash on December 7, 2017 in full payment of the note and the 1,782,000 shares held by TCA were returned to the Company and are included in treasury stock at December 31, 2017.

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

The Company issued 100,000 shares of its common stock on January 24, 2017; 310,675 shares of its common stock on March 8, 2017; 512,128 shares of its common stock on October 16, 2017; and 260,000 shares of its common stock on November 15, 2017 in full payment of the note.

5 Convertible note payable to River North Equity, LLC (“RNE”)- The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,339. The debt discount has been amortized to a balance of $8,774 at December 31, 2016 and at December 31, 2017, the debt discount is fully amortized.

The Company has entered into a number of agreements with RNE wherein RNE has agreed to invest up to $3,000,000 in the common stock of the Company. These agreements require an effective Registration Statement to be on file by the Company and would allow the Company to require RNE to purchase the Company’s common stock at 70% of the lowest trading price of the Company’s common stock during the previous twenty-one trading days. The Company has not yet filed a Registration Statement with the SEC.

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

At December 31, 2016, the remaining notes with a principal balance of $95,405 had a debt discount of $87,379. On December 7, 2017, the Company paid $110,000 in cash in full payment of the balances due on the notes.

7 In November 2016, the Company entered into four working capital notes in the original amount of $245,000 which require daily payments aggregating $2,956. The notes were paid in full during 2017.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions:

	December 31, 2017	December 31, 2016

Estimated dividends	None	None
Expected volatility	178.98% to 238.94%	194.65% to 273.69%
Risk free interest rate	2.58% to 2.89%	1.77% to 2.86%
Expected term	0.01 to 36 months	0.01 to 36 months

9 INCOME TAXES

The income tax provision (benefit) consists of the following:

	2017	2016

Federal:
Current	$-	$-
Deferred	(403,900)	(1,267,100)
Change in valuation allowance	403,900	1,267,100
	$-	$-

The Company’s income is earned in Nevada, and is thus not subject to state income tax.

The expected tax benefit based on the statutory rate is reconciled with actual tax benefit as follows:

	2017	2016

U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	0.0%	0.0%
Increase (decrease) in valuation allowance	34.0%	34.0%
	0.0%	0.0%

Deferred tax assets consist of the effects of temporary differences attributable to the following:

	2017	2016
Deferred tax assets
Net operating losses	$1,943,700	$1,621,400
Option compensation accrual	184,000	102,400
Deferred tax assets	2,127,700	1,723,800
Valuation allowance	(2,127,700)	(1,723,800)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has approximately $6 million of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

10 Stockholder’s equity

On October 10, 2017, the Company effectuated an increase in its authorized shares to a total of 600,000,000 shares comprising 100,000,000 shares of Preferred Stock par value $0.001 and 500,000,000 shares of Common Stock par value $0.001.

PREFERRED STOCK

At December 31, 2017 and December 31, 2016 the Company had 10,000,000 shares of its Preferred Stock issued and outstanding.

Series “A” Preferred Stock

On May 6, 2016, the Company, pursuant to the consent of the Board of Directors filed a Certificate of Designation with the Nevada Secretary of State which designated 10,000,000 shares of the Company’s authorized preferred stock as Series “A” Preferred Stock, par value $0.001. (See Note 15). The Series “A” Preferred Stock has the following attributes:

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

On March 29, 2018, the Company filed a Certificate of Amendment to its Certificate of Designations for its Series A Preferred Stock which increased the authorized Series A Preferred Stock from 10,000,000 shares to 13,000,000 shares.

COMMON STOCK

At December 31, 2017 and December 31, 2016, the Company had 90,057,445 shares and 57,343,901 shares of its Common Stock issued and 88,275,445 and 57,343,901 shares outstanding, respectively.

2017 Transactions

During 2017, the Company issued its common stock in the following transactions:

●	7,225,000 shares were issued for cash in the amount of $1,175,000;

●	9,823,544 shares were issued for notes payable and accrued interest in the amount of $1,916,441; and

●	3,665,000 shares were issued in exchange for services valued at $940,173, and

On March 24, 2017, 12,000,000 shares of common stock were issued to Brian Cox pursuant to a Master Agreement for the Exchange of Common Stock, Management and Control as a part of the planned acquisition of True Wireless, LLC. These shares were valued at the fair market value on the date issued of $1,200,000.

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

UNIT SUBSCRIPTION AGREEMENT – WARRANTS

(1)	On May 13, 2016, the Company entered into a Unit subscription agreement with BCAN Holdings, LLC, which is controlled by the Chief Strategy Officer of the Company. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) two Warrants to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.75 for a period of 18 months after the close of the offering. Pursuant to the Unit subscription agreement, the Company offered to the individual a minimum of 1,800,000 Units ($180,000) and a maximum of 5,000,000 Units ($500,000). The individual purchased the minimum of 1,800,000 Units ($180,000) on May 13, 2016 and had a non-transferable and irrevocable option to purchase the remaining 3,200,000 Units ($320,000) for a period of 120 days from the effective date of May 13, 2016, which expired on September 10, 2016. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

(2)	On September 16, 2016, the Company entered into a Unit subscription agreement with BCAN Holdings, LLC, which is controlled by the Chief Strategy Officer of the Company. Each Unit was priced at $0.08 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) two Warrants to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of 18 months after the close of the offering. Pursuant to the Unit subscription agreement, the Company offered to the individual a minimum of 625,000 Units ($50,000) and a maximum of 4,000,000 Units ($320,000). The individual purchased the minimum of 625,000 Units ($50,000) on September 22, 2016 and has a non-transferable and irrevocable option to purchase the remaining 3,375,000 Units ($270,000) for a period of 45 days from the effective date of September 22, 2016. The option expired on November 14, 2016. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

(3)	During November and December 2016, the Company entered into Unit subscription agreements with seventeen unrelated companies and individuals. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. The parties purchased 5,975,000 Units ($597,500) during November and December 2016. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

(4)	The Company entered into Unit subscription agreements during the period from January through August 2017. Each Unit was priced at $0.10 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. The parties purchased 2,700,000 Units ($270,000) with 1,350,000 Warrants. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

(5)	The Company entered into Unit subscription agreements during the period from September through December 2017. Each Unit was priced at $0.20 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. The parties purchased 4,525,000 Units ($905,000) with 2,262,500 Warrants. The Warrants are classified as equity since they have a fixed exercise price and do not have a provision for modification.

11 RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	December 31, 2017	December 31, 2016

Balance at beginning of period	$356,502	$318,002
New advances	34,000	40,000
Repayment	(1,000)	(1,500)
Balance at end of period	$389,502	$356,502

On May 6, 2016, the Company issued 10,000,000 shares of Series “A” Preferred Stock to Carter Matzinger, Chief Executive Officer and Chairman of the Board of Directors, for services previously rendered. The Preferred Stock was valued at $190,000 and recorded as compensation expense.

See Note 7 for long-term debt due to a director and related parties.

Axia Management, LLC (“Axia”), is wholly owned by the Company’s Chief Executive Officer, Kevin Brian Cox, and provides a prepayment for the Company in regard to the Surge Media Division Facebook Ads and charges by use of the Axia credit card. Axia is reimbursed for the actual amount of credit card charges. In 2017 the reimbursement amount was $138,556 and has been reimbursed in full. Axia has not received any compensation for its accommodation.

On May 10, 2016, the Company entered into a Consulting Agreement with Anthony P. Nuzzo, Jr., the Company’s Chief Operating Officer and a director, for a term of two years. Pursuant to the terms of the Consulting Agreement, the Company has delivered 1,000,000 shares of Company Common Stock value at $190,000, which is being amortized over the two year term of the agreement.

The Company contracts for call center services with CenterCom, LLC, a company which is owned by Anthony P. Nuzzo, Jr., the Chief Operating Officer and a director of the Company and Kevin Brian Cox, the Chief Executive Officer and a director of the Company. During 2017, the Company paid an aggregate of $6,678 to CenterCom, LLC.

12 COMMITMENTS AND CONTINGENCIES

True Wireless, LLC (now True Wireless, Inc.)

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

TW’s primary business operation is a full-service telecommunications company specializing in the Lifeline program as set forth by the Telecommunications Act of 1996 and regulated by the FCC which provides subsidized mobile phone services for low income individuals (“Lifeline Services”). TW currently has an FCC license to offer Lifeline Services in the following states: Oklahoma, Rhode Island, Maryland, Texas, and Arkansas.

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

Amended Master Agreement for the Exchange of Common Stock, Management, and Control

On July 18, 2017, the Parties entered into an Amended Master Agreement for the Exchange of Common Stock, Management, and Control (the “Amended Exchange Agreement”) which amended and restated the Exchange Agreement. The Amended Exchange Agreement reset certain of the milestones and timetables detailed in the Exchange Agreement. The material terms of the Amended Exchange Agreement are as follows:

TERMS

●	The Management Agreement would commence on July 18, 2017, concurrent with the execution of the Amended Exchange Agreement (the “Management Closing”);

●	All other terms and conditions with respect to the Transaction set forth in this Amended Exchange Agreement required to be completed by the Parties would occur only after all required governmental and regulatory approvals of the Transaction have been delivered. At that time, the Parties agreed to complete the Company’s acquisition of TW (the “Equity Closing”). The Parties agreed to expedite preparation of all financial information and audits to be completed at the earliest feasible time.

●	The Equity Closing is subject to the completion of due diligence by all Parties to the Amended Exchange Agreement;

●	The Transaction (including the Equity Closing) is subject to delivery by the Parties of all documents required under the Amended Exchange Agreement;

●	The Company and TW agreed to take all necessary corporate actions to authorize the Management and Equity Closings; and

●	It was intended that the transaction underlying the Amended Exchange Agreement would qualify for United States federal income tax purposes as a re-organization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended. However, both Parties recognized that in the event the transaction underlying this Agreement does not qualify for United States federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, each party is separately responsible for any tax consequences and indemnifies and holds harmless the other party from and against any and all claims, demands, actions, suits, proceedings, assessments, judgments, damages, costs, losses and expenses, resulting from the that Parties failure to pay their tax liability for this transaction.

CLOSINGS

THE MANAGEMENT CLOSING

The Management Closing occurred on July 18, 2017 pursuant to the following material terms or actions which were approved by the Parties:

●	The Company agreed, upon execution of the Amended Exchange Agreement, to deliver (a) $1.5 Million Promissory Note issued by the Company in favor of Cox; and (b) undertake to authorize an additional number of shares of common stock as required to fulfill the terms and conditions of the transactions between the parties;

●	Upon the Equity Closing (which has not yet occurred), the Company agreed to issue to Cox and/or his assigns, approximately 114 million shares of Company Common Stock and Warrants to purchase 45 million Company Common Shares for a period of five years at a purchase price of $0.50 per share (subject to adjustment) which can be exercised on a “cashless” basis. As of the date of this Report, 12 million shares of Company Common Stock have been issued to Cox and assigns;

●	The Company also agreed to an anti-dilution provision (the “Anti-Dilution Provision”) whereby it would issue such number of additional shares at the Equity Closing as would be necessary to maintain Cox’s percentage ownership of Company Common Stock at the time of the Equity Closing at 69.5% (“Cox Percentage”). This provision applies with respect to any additional stock, warrants or other security issued by the Company prior to the Equity Closing;

●	It was agreed that 75% of Carter Matzinger’s (“Matzinger”) Series “A” Preferred Stock (“Series A Preferred Stock”) containing specified majority common stock voting rights of the Company would be transferred by Matzinger to Cox upon execution of the Amended Exchange Agreement. This agreement was subsequently amended to provide for the transfer of 100% of the Series A Preferred Stock by Matzinger to Cox;

●	It was agreed that Matzinger would submit for cancellation and retirement all of his (or his assigns) shares of Company Common Stock in excess of 14 million shares. As a result thereof, Matzinger would hold no more than 14 million shares of Company Common Stock following the Equity Closing.

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

EQUITY CLOSING (AGREEMENT AND PLAN OF REORGANIZATION)

As of March 30, 2018, the parties to the Transaction have restructured the Transaction and intend to have an Equity Closing during the early part of the Company’s 2nd fiscal quarter of 2018. In March 2018, the parties negotiated an Agreement and Plan of Reorganization among the Company, True Wireless Acquisition, Inc., a Nevada corporation (“Acquisition Subsidiary”) and wholly-owned subsidiary of the Company and True Wireless, Inc., an Oklahoma corporation (“TW”) (“Merger Agreement”) which supersedes all prior agreements with respect to the terms of the Transaction. Pursuant to the terms of the Merger Agreement, TW (successor in interest to True Wireless, LLC) will merge into Acquisition Subsidiary in a transaction where TW will be the surviving company and become a wholly-owned subsidiary of the Company. The transaction is structured as a tax-free reverse triangular merger. In addition to the 12,000,000 shares of Company Common Stock and $500,000 cash which has been paid to the shareholders of TW, at the Closing of the merger transaction, the shareholders of TW will receive the following as additional merger consideration:

●	151,707,516 shares of newly-issued Company Common Stock, which will give the shareholders of TW, on a proforma basis, a 69.5% interest in the Company’s total Common Shares.

●	An additional number of shares of Company Common Stock, if any, necessary to vest 69.5% of the aggregate issued and outstanding Common Stock in the shareholders of TW at the Closing.

●	A Promissory Note in the original face amount of $3,000,000, bearing interest at 3% per annum maturing on December 31, 2018.

●	3,000,000 shares of newly-issued Company Series A Preferred Stock

At the closing of the Merger, outstanding shares in TW together with all documentation to reflect the intent of the Parties such that TW would become a wholly owned subsidiary of the Company shall be delivered to the Company.

Pursuant to the terms of the Merger Agreement, the parties confirmed the prior delivery of 12,000,000 shares of Company Common Stock and $500,000 cash which was been paid to the shareholders of TW as a deposit on the Transaction.

Conditioned upon the Parties, having completed all material requirements of the Merger Agreement, including all delivery of all Exhibits and Collateral Agreements contemplated thereby, and the receipt of any required third party approvals, the Parties agreed to proceed with the Equity Closing, as follows:

Company Investment in TW

At the date of this filing, the Company’s investment in TW consists of the following:

	Shares	Amount
Consideration paid:
Cash paid		$500,000
Common stock issued	12,000,000	1,200,000
Total consideration paid	12,000,000	$1,700,000
Consideration to be paid:
Common stock to be issued at closing	151,707,516	$60,683,006
Series A Preferred Stock to be issued at closing	3,000,000	120,000
Note payable due December 31, 2018		1,500,000
Total consideration to be paid		$62,303,006

Total consideration		$64,003,006

Notes to Table Above:

1 Common Stock to be issued at closing at an average price of approximately $0.40 per share.

2 Series A Preferred Stock to be issued at closing at an average price of $0.04 per share.

Status of True Wireless Transaction

As of the date of this Report, the Transaction has not closed and the Company anticipates its closing early in the second quarter of 2018. The terms of the Transaction are subject to change prior to closing.

13 LITIGATION

The following is summary of threatened, pending, asserted or un-asserted claims against the Company or any of its wholly owned subsidiaries.

Claims by River North Equity, LLC against KSIX Media Holdings, Inc.:

On June 29, 2017, River North Equity, LLC (“River North Equity”) filed suit against the Company and Carter Matzinger in the Circuit Court of the 18th Judicial District of DuPage County in Wheaton, IL (Case # 2017AR000989) arising out of an Equity Purchase Agreement the Company entered into with River North Equity on July 11, 2016. The Complaint alleges that the Company entered into a series of convertible promissory notes in the aggregate face amount of $177,500 and that these notes are presently in default. The Complaint also alleges that the Company failed to maintain sufficient authorized capital to allow for conversion of the promissory notes; failed to honor conversion notices delivered with respect to the promissory notes; failed to file a registration statement with the U.S. Securities and Exchange Commission with respect to shares issuable on conversion of the promissory notes and failed to properly disclose the existence of the promissory notes and relevant details in its filings with the U.S. Securities and Exchange Commission. River North Equity is seeking damages in the amount of at least $27,500 plus accrued interest and such other damages as may be proven at trial. As of the date of this Report, this matter has been settled and dismissed.

Claims by TCA Global Credit Master Fund, L.P.

On or about May 9, 2017, TCA Global Credit Master Fund, L.P. (“TCA”) filed a civil action in Broward County Florida against the Company and its subsidiaries regarding an outstanding balance due under a Senior Secured Debt Facility Agreement dated February 26, 2016. This facility was fully paid on December 7, 2017. In all other respects, the action with TCA has been settled and dismissed.

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

West Publishing v DigitizeIQ LLC.

On or about September 28, 2017 West Publishing Corporation (“West Publishing”) filed a civil action in the Superior Court of the State of California County of San Diego, Central Division (Case# 37-201700034215-CU-CL-CTL) for breach of contract and open book account against the Company’s subsidiary DigitizeIQ, LLC (“DigitizeIQ”). West Publishingclaims an open account of $435,700 against DigitizeIQ from an account originating in 2014 wherein DigitizeIQ provided lead-generation services for West Publishing. The Company has retained counsel and will vigorously defend this action. The Company contends that the open book account claimed by West Publishing is an accounting error and that, in fact, West Publishing owes DigitizeIQ for verified lead generation services during the relevant period.  This matter is still pending as of the date of this Report and the outcome cannot be predicted.

14 CONCENTRATION

Revenue from one customer represented 45% of total revenue for the year ended December 31, 2017.

15 SUBSEQUENT EVENTS

The Company has evaluated events occurring subsequent to December 31, 2017 and through the date these financial statements were available to be issued and disclosure as following:

1)       On January 4, 2018, Carter Matzinger voluntarily cancelled 10,778,761 shares of Company Common Stock he had previously held.

2)       Between January 1, 2018 and March 31, 2018, the Company sold an additional 2,300,000 shares of Company Common Stock for gross proceeds of $460,000.

3)       On March 29, 2018, the Company filed a Certificate of Amendment to its Certificate of Designations for its Series A Preferred Stock which increased the authorized Series A Preferred Stock from 10,000,000 shares to 13,000,000 shares.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2016. Our management has determined that, as of December 31, 2017, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to a lack of segregation of duties.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the year ended December 31, 2017.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are our directors and executive officers.

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age

Kevin Brian Cox	President, Chief Executive Officer and Director	41
Carter Matzinger	Director	43
Anthony P. Nuzzo, Jr.	Chief Operating Officer and Director	48
David C. Ansani	Chief Administrative Officer and Director	52
Brian M. Speck	Chief Financial Officer	43
Manuel Flores	Director	45

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

Carter Matzinger - Director - Mr. Matzinger has been a director of the Company since April 2015 and served as President of the Company from 2015 to 2017. He has over 18 years of diverse experience including working with many Fortune 500 companies including: The Limited, CompuServe, Goodyear Tire, and Amoco. For the past nine years, Mr. Matzinger has worked in the field of online marketing and has specialized in building large affiliate networks. He works closely with online advertisers and advertising networks to expand the reach of profitability of the Company. His experience in search engine optimization, list management, and pay-per-click advertising provides a vast network of relationships and industry expertise. Mr. Matzinger is the co-founder and President of Blvd Media Group, LLC (now Surge Blockchain, LLC), and KSIX LLC. Mr. Matzinger is a graduate of the University of Utah in 1997 B.A. in Business Administration.

Anthony P. Nuzzo Jr. – Chief Operating Officer and Director – Mr. Nuzzo has been the Chief Operating Officer and a director of the Company since July 2016. In 1991 Mr. Nuzzo formed Nuzzo Enterprises, Inc. d/b/a Jackson Hewitt Tax Service, a tax franchise, and successfully expanded the company to include twenty-two locations spread over six counties in Chicago, IL and the Syracuse, NY area. In June 2003, Mr. Nuzzo became one of five co-founders and Managing Members to successfully launch Leading Edge Recovery Solutions, LLC. In 2008 ranked 21st in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being Ranked 346 overall by Inc. In 2009, Mr. Nuzzo left for a new challenge and purchased Glass Mountain Capital, LLC. Mr. Nuzzo set out to create an Accounts Receivable Management company that focused on helping the consumer while achieving goals set by the clients. In 2013 under the leadership of Mr. Nuzzo Glass Mountain Capital, LLC was ranked 198 in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being overall by Inc. Magazine annual publishing of the Top 500 Fastest Growing Private Companies in the U.S. REVENUE: $6.9 Million. In early 2017, Mr. Nuzzo successful launched a near shore BPO, CenterCom Global, BPO in Central America. CenterCom will give all clients a near shore option that will drive down costs and build efficiencies.

David C. Ansani – Chief Administrative Officer and Director – Mr. Ansani has been a director of the Company since August 2017. From 2010 to the present date, he has been and is Chief Compliance Officer/Human Resources Officer/In-House Counsel for Glass Mountain Capital, LLC, a start-up financial services company specializing in the recovery of distressed assets. In this capacity, he reviews and evaluates compliance issues and concerns within the organization. The position ensures that management and employees are in compliance with applicable laws, rules and regulations of regulatory agencies (FDCPA, TCPA, GLB, CFPB, etc.); that company policies and procedures are being followed; and that behavior in the organization meets the company’s standards of conduct.

Brian M. Speck – Chief Financial Officer – Mr. Speck has been Chief Financial Officer of the Company since March 2018. Since late 2013, he has been Director of Financial Reporting for Brio Financial Group, which will also support the Company’s ongoing financial reporting. In his capacity at Brio, he consults various private and public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Prior to joining Brio, from 2011 to 2013, he was an audit supervisor at Wiss & Company. In that capacity, he was involved in their accounting and tax practice with industry focuses in manufacturing, wholesalers, construction contractors, and professional service firms. Mr. Speck has a Master of Science in Accounting from Kean University.

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the Company’s Chief Executive Officer and all other executive officers of the Company and any employee of the Company whose cash compensation exceeds $100,000 for the years ended December 31, 2017 and 2016.

	Annual Compensation				Long-Term Compensation³
					Restricted	Securities
Name and				Other Annual	Stock	Underlying
Principal		Salary	Bonus	Compensation	Awards	Options	LTIP	All Other
Position[5]	Year	($)[1]	($)[2]	($)[7]	($)	($)[6]	Payouts	Compensation

Carter Matzinger4	2017	$120,000	$—	$—	$—	$—	$—	$—
Former CEO, CFO and Director	2016	$120,000	$—	$190,000	$—	$—	$—	$—

Kevin Brian Cox	2017	$—	$—	$—	$—	$—	$—	$—
CEO, Former CFO and Director	2016	$—	$—	$—	$—	$—	$—	$—

Footnotes to Executive Compensation:

1 Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by the management of the Company.

2 Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs.

3 The Company plans on developing an “Employee Stock Option Plan” (“ESOP”) for both management and strategic consultants. However, the Company does anticipate executing long-term employment contracts with both, along with other members of the future management team, during the 2017 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options. At the current time, the Company does not know the final structure of the ESOP or the proposed long term management employment contracts.

4 Our Board of Directors will serve until the next annual meeting of the stockholders and until successors are duly elected and qualified, unless earlier removed as provided in the Company’s Corporate Bylaws. Executive officers serve at the pleasure of the Board of Directors.

5 As of the Company’s last fiscal year and the date of the filing of this current report, there are officially no other executive officers of the Company besides Mr. Matzinger as is required to be disclosed under Item 402(m)(2)(ii) and (iii), and the instructions to Item 402(m)(2) as set forth under regulation S-K. Additionally, there are no other employees who could even be considered to be an executive officer who make in excess of $100,000 USD per year.

6 Pursuant to his employment agreement with the Company, Carter Matzinger was awarded a “Performance Based Stock Option” of 3,000,000 shares of the Company’s common stock and a “Time Based Stock Option” of up to 3,000,000 shares of Common Stock of the Company. Both sets of options come with Registration Rights and when requested by Mr. Matzinger, the Company will be required to file a Form S-8 Registration Statement. The Time Based Stock Options vested on September 24, 2016 on the one-year anniversary of Mr. Matzinger’s employment contract and expire on September 24, 2019. The terms of both types of common stock option awards are described below:

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

No value was recorded for the performance-based stock options. The time-based stock options were valued at $959,919, based on the assumptions above, and an accrual of $39,219 was recorded as amortization of this amount in 2015 and $261,913 was recorded as amortization of this amount in 2016. $301,132 was recorded as additional paid in capital in 2016.

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

Compensation of Directors

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company. The Company plans to put in place an industry standard director compensation package during the fiscal year 2018.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information table sets forth certain information regarding the Common Stock owned on March 31, 2018 by: (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock; (ii) each director and officer; and (iii) all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner [1]	Title of Beneficial Owner	Amount of Beneficial Ownership		% of Class [2]
Common	Carter Matzinger	Director
	10624 S. Eastern, Suite A-910
	Henderson, NV 89052		15,000,000	[6]	18.80%

Common	Anthony P. Nuzzo Jr. [3] 1930 Thoreau Drive, Suite 100 Schaumberg, IL 60173	Director	4,025,000		5.04%

Common	Kevin Brian Cox[4] 3124 Brother Blvd. #104 Bartlett, TN 38133	Chairman, Director, President and Chief Executive Officer	14,425,000		18.08%
Series A Preferred			10,000,000	[5]	100%
Common	David C. Ansani 1930 Thoreau Drive Suite 100 Schaumburg, IL 60173	Director	7,000		*

Common	Manuel Flores 18 South Merrill Street Park Ridge, IL 60068	Director	0		0.00%

Common	All Directors & Officers as a Group (5 persons)		31,032,000		38.89%

Common	Edwin F. Winfield 1771 East Flamingo Road, Suite 206A	5% Holder			6.40%
	Las Vegas, NV 89119		5,106,134	[7]

●	Less than one (1) percent

Notes:

(1) The person named in this table has sole voting and investment power with respect to all shares of common stock reflected as beneficially owned;

(2) based on 79,796,679 shares of common stock outstanding as of March 31, 2018; there are no underlying options or warrants to purchase shares of Common Stock, or other securities convertible into the Common Stock of the Company, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days of this filing except for the Time Based Stock Option for 3,000,000 shares held by Mr. Matzinger, see (6) below.

(3) Includes 1,600,000 shares owned by Anthony P. Nuzzo Jr. and 2,425,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Nuzzo is managing member.

(4) Includes 11,000,000 shares owned by Kevin Brian Cox, 1,000,000 shares owned by EWP Communications, LLC, a Tennessee liability company, of which Mr. Cox is a beneficial owner, and 2,425,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Cox is a beneficial owner.

(5) Each share of Series A Preferred Stock is entitled to vote ten (10) shares of Common Stock for each one (1) share of Series A Preferred Stock held.

(6) Includes 13,000,000 shares owned by Thirteen Nevada, LLC, a Nevada limited liability company, of which Mr. Matzinger is a beneficial owner. Mr. Matzinger was granted options to acquire up to 6,000,000 shares of the Company’s common stock as described in Item 11 herein. At December 31, 2017, options to acquire up to 3,000,000 shares of the Company’s common stock are exercisable, and 2,000,000 shares are in the money and included in the beneficial ownership table above.

(7) Includes 4,606,134 shares owned by Edwin F. Winfield and 500,000 shares owned by Vegas Media Group, Inc., a Nevada corporation, of which Mr. Winfield is a beneficial owner.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes certain information as of December 31, 2017 and December 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

A director of the Company has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	December 31, 2017	December 31, 2016

Balance at beginning of period	$356,502	$318,002
New advances	34,000	40,000
Repayment	(1,000)	(1,500)
Balance at end of period	$389,502	$356,502

On December 6, 2016, the consulting agreement with the director was amended to include provisions specifically related to the agreement to acquire TW as described in Note 12 of the Consolidated Financial Statements under “Director Consulting Agreement.”

The Company has non-interest bearing long-term debt due to a director in the amount of $107,500, which is due in four equal annual installments of $26,875 on April 28 of each of the four years beginning April 28, 2016. The payments due April 28, 2017 and April 28, 2016 have not been made. During 2017, the Company borrowed $304,000 from companies owned by the Company’s chief executive officer. See Note 7 to the Consolidated Financial Statements.

Axia Management, LLC (“Axia”), is wholly owned by the Company’s Chief Executive Officer, Kevin Brian Cox, and provides credit cards for the Company. Axia is reimbursed for the actual amount of the Company’s credit card charges, $138,556 in 2017, and receives no additional compensation for its services.

On May 6, 2016, the Company issued 10,000,000 shares of Series “A” Preferred Stock to Carter Matzinger, Chief Executive Officer and Chairman of the Board of Directors, for services previously rendered. (See Note 11).

On May 10, 2016, the Company entered into a Consulting Agreement with Anthony P. Nuzzo, Jr., the Company’s Chief Operating Officer and a director, for a term of two years. Pursuant to the terms of the Consulting Agreement, the Company has delivered 1,000,000 shares of Company Common Stock value at $190,000, which is being amortized over the two year term of the agreement.

The Company contracts for call center services with CenterCom, LLC, a company which is owned by Anthony P. Nuzzo, Jr., the Chief Operating Officer and a director of the Company and Kevin Brian Cox, the Chief Executive Officer and a director of the Company. During 2017, the Company paid an aggregate of $6,678 to CenterCom, LLC.

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

Director Independence

Our common stock is currently quoted on the OTCQB. Since the OTCQB does not have rules for director independence, we use the definition of independence established by the NYSE MKT (formerly the American Stock Exchange). Under applicable NYSE MKT rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent. As this time, we have one independent director, Manuel Flores.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

In the last two fiscal years ended December 31, 2017 and 2016, we have retained Paritz & Company, P.A., as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees – During 2017, $39,000 was billed for the completion of the 2017 audit and the quarterly reviews for 2017. The aggregate fees billed for professional services rendered by the Company’s accountant was approximately $33,500 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal year ended December 31, 2016.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

(a)	The following documents are filed as part of this report:

1	Financial Statements – The following financial statements of Surge Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountant

●	Consolidated Balance Sheets at December 31, 2017 and 2016

●	Consolidated Statements of Operations for the years ended December 31, 2017 and December 31, 2016

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and December 31, 2016

●	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016

●	Notes to Consolidated Financial Statements

2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document [4]
101.SCH	XBRL Taxonomy Extension Schema Document [4]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [4]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [4]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [4]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [4]

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surge, Inc.

April 10, 2018	/s/ Kevin Brian Cox
Kevin Brian Cox
President, Chief Executive Officer, Principal Executive Officer and a Director

April 10, 2018	/s/ Brian M. Speck
Brian M. Speck
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2018	/s/ Kevin Brian Cox
President, Chief Executive Officer, Principal Executive Officer and a Director

April 10, 2018	/s/ David C. Ansani
David C. Ansani
Chief Administrative Officer and a Director

April 10, 2018	/s/ Carter Matzinger
Carter Matzinger
Director

April 10, 2018	/s/ Anthony P. Nuzzo
Anthony P. Nuzzo
Chief Operating Officer and a Director

April 10, 2018	/s/ Manuel Flores
Manuel Flores
Director

