Form 10-Q
period 2018-03-31
Surge Holdings, Inc.
filed 2018-05-21
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Yes [  ] No[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 231,749,200 shares of common stock outstanding as of May 7, 2018.

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in SURGE HOLDINGS, INC.’s Form 10-K dated December 31, 2017.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$243,768	$215,843
Accounts receivable, less allowance for doubtful accounts of $17,000 and $17,000, respectively	98,568	56,036
LTC cryptocurrency coins at fair value	60,492	-
Prepaid expenses	38,263	47,681
Total current assets	441,091	319,560
Property and Equipment, less accumulated depreciation of $17,124 and $8,663, respectively,	162,593	157,444
Intangible assets less accumulated amortization of $291,886 and $282,723, respectively	92,758	101,921
Goodwill	866,782	866,782
Deposits on investments	1,700,000	1,700,000
Total assets	$3,263,224	$3,145,707

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses - others	$445,183	$482,262
Accounts payable and accrued expenses - related party	60,421	13,044
Credit card liability	336,726	336,726
Deferred revenue	171,500	130,000
Derivative liability	59,141	92,897
Advance from related party	390,948	389,502
Current portion of long-term debt - related party	241,000	304,000
Notes payable and current portion of long-term debt, net of discount of $1,107 and $8,774, respectively	669,062	738,035
Total current liabilities	2,373,981	2,486,466
Long-term debt less current portion	52,188	52,188
Total liabilities	2,426,169	2,538,654
Commitments and contingencies

Stockholders’ deficit:

Preferred stock: $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 and 100,000,000 shares authorized; 79,888,784 shares and 90,057,445 shares issued and 79,888,784 shares and 88,278,445 shares outstanding at March 31, 2018 and December 31, 2017, respectively	79,889	90,058
Additional paid in capital	9,020,442	9,584,473
Less treasury stock at cost (1,782,000 shares)	-	(1,069,200)
Accumulated deficit	(8,273,276)	(8,008,278)
Total stockholders’ equity (deficit)	837,055	607,053
Total liabilities and stockholders’ equity (deficit)	$3,263,224	$3,145,707

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2018	2017

Revenue	$439,877	$450,400
Cost of revenue	267,863	151,425
Gross profit	172,014	298,975
Costs and expenses
Depreciation and amortization	17,643	35,084
Selling, general and administrative	507,833	1,033,191
Total costs and expenses	525,476	1,068,275
Operating loss	(353,462)	(769,300)
Other expense (income):
Interest expense	13,963	143,840
Change in fair value of derivative liability	(33,756)	50,199
Gain on vendor settlement	(1,948)	-
Gain on debt settlement	(66,723)	4,238
Total other expense	(88,464)	198,277
Net loss before provision for income taxes	(264,998)	(967,577)
Provision for income taxes	-	-
Net loss	$(264,998)	$(967,577)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding	79,963,016	59,119,296

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31,	March 31,
	2018	2017
Operating activities
Net loss	$(264,998)	$(967,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	17,643	35,084
Common stock issued for services	35,000	751,967
Amortization of debt discount	-	25,662
(Gain) loss on debt settlement	(68,671)	4,238
(Gain) loss on change in fair value of derivative liability	(33,756)	50,199
Changes in operating assets and liabilities:
Accounts receivable	(42,532)	38,836
LTC Cryptocurrency Coins	(60,492)	-
Prepaid expenses	9,418	-
Deferred revenue	41,500	(109,200)
Accounts payable and accrued expenses	19,996	113,114
Net cash provided by (used in) operating activities	(346,892)	(57,677)
Investing activities
Purchase of property and equipment	(13,610)	-
Net cash used in investing activities	(13,610)	-
Financing activities
Loan proceeds	-	140,000
Loan repayment - other	-	(152,580)
Loan repayment - related party	(71,573)	-
Common stock sold for cash	460,000	55,000
Advances from related party, net of repayment	-	35,000
Net cash provided by financing activities	388,427	77,420
Net increase in cash and cash equivalents	27,925	19,743
Cash and cash equivalents, beginning of period	215,843	63,709
Cash and cash equivalents, end of period	$243,768	$83,452

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$6,851	$74,773
Income taxes	-	-
Non-cash investing and financing activities:
Common stock issued for debt conversions	$-	$40,084
Common stock issued for settlement of accrued expenses	-	248,605
Common stock issued for services recorded as prepaid expenses	-	14,928
Common stock issued for deposit on acquisition	-	1,200,000

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

1	BASIS OF PRESENTATION AND BUSINESS

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 and Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 10, 2018.

Business description

The Company has been doing business through two of its wholly owned subsidiaries. DIQ is a full service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. KSIX is an Internet marketing company and has an advertizing network designed to create revenue streams for its affiliates and to provide advertisers with increased measurable audience. KSIX provides performance-based marketing solutions to drive traffic and conversions with a Cost-Per-Lead (“CPL”) business model. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manage offer tracking, reporting and distribution.

Other subsidiaries were inactive as of the end of December 2017 and the Company intends to pursue the following business models in 2018.

Blockchain is focused on expanding development and licensing for a Blockchain Service as a Software (SaaS) Payments Platform in order to deliver a real product that improves people’s lives.

Crypto intends to strategically mine Bitcoin, Litecoin and other cryptocurrencies. The company finalized its first mining farm of 100 Antminer L3+ machines. The mining operation will work 24/7 to both generate revenues and deliver to the Company a commodity as of March 31, 2018.

Effective December 7, 2016, the Company executed a Master Exchange Agreement for the exchange of Common Stock, Management and Control (the “Exchange Agreement”) with True Wireless, LLC (“TW”) and Kevin Brian Cox (“Cox”), the sole owner of TW’s issued and outstanding membership interests. TW’s primary business operation is a full-service telecommunications company specializing in the Lifeline program which provides subsidized mobile phone service for low income individuals. The acquisition had not closed as of the date of these financial statements (See Notes 9 and 10 for details).

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

The change in the Level 3 financial instrument is as follows:

	2018	2017
Balance, beginning of year	$92,897	$584,168
Issued during the period	-	22,368
Converted	-	(1,017,840)
Change in fair value recognized in operations	(33,756)	504,201
Balance, March 31, 2018 and December 31, 2017	$59,141	$92,897

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of March 31, 2018:

	2018	2017
Estimanted dividends	None	None
Expected volatility	164.32%	216.37%
Risk free interest rate	2.85%	2.76%
Expected term	.01-36 months	.01-36 months

LTC cryptocurrency coins are valued at current quoted rates and are therefore a Level 1 input.

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3	GOING CONCERN

The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company has a working capital deficit of $1,932,890, an accumulated deficit of $8,273,276 at March 31, 2018, and incurred losses for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive after the end of the 2nd quarter ended June 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. Additionally, the Company is negotiating the closing of the acquisition of True Wireless, LLC, (“TW”) an Oklahoma Limited Liability Company. Upon the completion of the potential acquisition of TW as a wholly owned subsidiary, the Company will become cash flow positive. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. At March 31, 2018 and December 31, 2017, the Company’s credit card liability was $336,726 and

$336,726, respectively.

5	NOTES PAYABLE – RELATED PARTY

As of March 31, 2018 and December 31, 2017, notes payable due to a related party consists of:

	March 31, 2018	December 31, 2017
Notes payable to SMDMM Funding LLC; interest at 8% per annum; due on demand	$241,000	$285,000
Notes payable to True Wireless, LLC; non-interest bearing; due on demand	-	19,000
Notes payable—related party	241,000	304,000

SMDMM Funding, LLC and True Wireless, LLC are owned by the Company’s chief executive officer. Accrued interest owed to SMDMM Funding, LLC was $183 and $1,711 at March 31, 2018 and December 31, 2017, respectively.

6	NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2018 and December 31, 2017, notes payable and long-term debt consists of:

	3/31/18	12/31/17
On October 26, 2011, the Company entered into a note payable in the amount of $362,257, relating to a Unit redemption agreement bearing interest at 6% per annum and is payable in equal monthly installments of $7,003, inclusive of interest, past due ¹	$-	$68,973
Note payable to former officer and director due in four equal annual installments of $26,875 beginning April 28, 2016; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	107,500	107,500
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	101,250	101,250
Notes payable to seller of DigitizeIQ, LLC due as noted below²	485,000	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [5]	27,500	27,500

	721,250	790,223
Current portion of long-term debt	669,062	738,035
Long-term debt	$52,188	$52,188

¹The remaining balance due on the Unit redemption agreement note was settled with a payment of $10,000 in cash, which resulted in a net gain of $66,723 including accrued interest of $7,750.

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

5Convertible note payable to River North Equity, LLC (“RNE”)- The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount is fully amortized.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions during the three months ended March 31, 2018:

Estimanted dividends	None
Expected volatility	164.32%
Risk free interest rate	2.85%
Expected term	.01-36 months

7             STOCKHOLDERS’ EQUITY

COMMON STOCK

2018 Transactions

On January 4, 2018, the former chief executive officer of the Company retired 10,778,761 shares of the Company’s common stock. The transaction was recorded as a reduction in common stock of $10,779 and an increase in additional paid in capital of $10,779. Simultaneously, the options outstanding at the time to the former chief executive officer expired.

On March 13, 2018, the Company retired the 1,782,000 shares of common stock held in the treasury.

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

UNIT SUBSCRIPTION AGREEMENT – WARRANTS

During the three months ended March 31, 2018, the Company entered into Unit subscription agreements with seven unrelated companies and individuals. Each Unit was priced at $0.20 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. For total consideration of $460,000, Units representing 2,300,000 common shares and 1,150,000 3-year $0.50 warrants were issued. The warrants were classified as equity since they have a fixed exercise price and do not have a provision for modification.

8	RELATED PARTY TRANSACTIONS

The Company’s chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. The activity is summarized as follows:

	Three Months End	Year ended
	March 31, 2018	December 31, 2017

Balance at beginning of period	$389,502	$356,502
New advances	1,446	34,000
Repayment	-	(1,000)
Balance at end of period	$390,948	$389,502

See Note 5 for long-term debt due to related parties.

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

10	SUBSEQUENT EVENTS

True Wireless Transaction

On April 11, 2018, the Company, True Wireless, Inc., an Oklahoma corporation (“TW, Inc.”) and TW Acquisition Corporation, a newly formed Nevada corporation (“Acquisition Sub”), completed the merger contemplated by the Exchange Agreement by entering into an Agreement and Plan of Reorganization (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, TW, Inc. merged into Acquisition Sub in a transaction where TW, Inc. was the surviving company and become a wholly-owned subsidiary of the Company. The transaction was structured as a tax-free reverse triangular merger. In addition to the 12,000,000 shares of Company Common Stock and $500,000 cash which has been previously paid to the shareholders of TW, at the Closing of the merger transaction, the shareholders of TW received the following as additional merger consideration:

●         152,555,416 shares of newly-issued Company Common Stock, which will give the shareholders of TW, on a proforma basis, a 69.5% interest in the Company’s total Common Shares.

●         An additional number of shares of Company Common Stock, if any, necessary to vest 69.5% of the aggregate issued and outstanding Common Stock in the shareholders of TW at the Closing.

●         A Promissory Note in the original face amount of $3,000,000, bearing interest at 3% per annum maturing on December 31, 2018.

●         3,000,000 shares of newly-issued Company Series A Preferred Stock

Following the closing of the merger transaction the Company’s investment in TW consisted of the following:

	Shares	Amount
Consideration paid prior to Closing:
Cash paid		$500,000
Common stock issued	12,000,000	1,200,000
Total consideration paid	12,000,000	$1,700,000
Consideration paid at Closing:
Common stock to be issued at closing	152,555,416	$60,683,006
Series A Preferred Stock to be issued at closing	3,000,000	120,000
Note payable due December 31, 2018		3,000,000
Total consideration to be paid		$63,803,006

Total consideration		$65,503,006

Following the Closing, TW’s financial statements as of the Closing will be consolidated with the Consolidated Financial Statements of the Company

The foregoing summary of the transactions contemplated by the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is attached as Exhibit 2.1 to Form 8-K filed by the Company with the Securities and Exchange Commission on April 16, 2018, which is incorporated herein by reference.

Issuance of Stock

On April 13, 2018, the Company issued 152,555,416 shares of Common Stock and 3,000,000 shares of Preferred Stock as consideration for the True Wireless, Inc. merger.

On April 25, 2018, the Company issued an aggregate of 525,000 shares of Common Stock to two consultants valued at $0.27 per share.

On May 7, 2018, the Company issued an aggregate of 1,156,587 shares of Common Stock valued at $0.20 per share to nine parties in settlement of certain disputes between True Wireless, LLC and Benson Communications, S.A. de C.V. The settlement had been previously reached on September 29, 2017.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2018 and March 31, 2017 and for the three months then ended includes the accounts of Surge and its wholly owned subsidiaries.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Revenues during the three months ended March 31, 2018 and 2017 consisted of the following:

	2018	2017

Revenue	$439,877	$450,400
Cost of revenue	267,863	151,425
Gross profit	$172,014	$298,975

Revenues during the three months ended March 31, 2018 include $138,379 from KSIX, $46,913 from Blockchain, $187,350 from DIQ and $67,234 from Crypto. Revenues during the three months ended March 31, 2017 include $152,506 from KSIX and $297,894 from DIQ. The decline in revenue for KSIX and DIQ from 2017 to 2018 was mostly offset by revenue from the new operations of Blockchain and Crypto. Cost of revenue amounted to 34% in 2017 as compared to 61% in 2018. The increased cost is primarily due to Blockchain, whose cost exceeded revenue.

Costs and expenses during the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017

Depreciation and amortization	$17,643	$35,084
Selling, general and administrative	507,833	1,033,191
Total	$525,476	$1,068,275

Depreciation and amortization decreased $17,441 (50%) from $35,084 in the 2017 quarter to $17,643 in the 2018 quarter. The decrease is primarily the result of a decrease in amortization of intangible assets due to certain assets becoming fully amortized.

Selling, general and administrative expense during the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017

Compensation	$134,876	$174,938
Professional services	35,523	37,468
Contractors and consultants	170,943	732,589
Other	110,339	30,095
Webhosting and Internet	54,378	13,719
Advertising and marketing	1,774	44,410
Total	$507,833	$1,033,219

Total selling, general and administrative expense decreased $525,358 (51%) from $1,033,191 in the 2017 period to $507,833 in the 2018 period. The detail changes are discussed below:

●	Compensation decreased $40,062 (23%) from the 2017 amount of $174,938 to the 2018 amount of $134,876. Management of the Company is being restructured which has resulted in a lower compensation cost.

●	Professional services decreased from $37,468 in the 2017 period to $35,523 in the 2018 period.

●	Contractors and consultants decreased from $732,589 in the 2017 period to $170,943 in the 2018 period. The 2017 period includes a number of consultants that were paid with common stock and based on the valuations of the stock have resulted in a higher expense that might have been the case had the Company been able to pay cash. A large part of these services related to the planned acquisition of TW. During the 2018 period, most professional services were paid with cash.

●	Other costs increased $80,244 from $30,095 in 2017 to $110,339 in 2018.

●	Advertising and marketing costs decreased $42,636 (99%) from $44,410 in the 2017 period to $1,774 in the 2018 period. This is primarily a result of eliminating most advertising while evaluating its benefits.

Other expense during the three months ended March 31, 2018 and 2017 is as follows:

	2018	2017

Interest expense	$13,963	$143,840
Change in value of derivatives	(33,756)	50,199
Gain on vendor settlement	(1,948)	-
(Gain) loss on debt extinguishment	(66,723)	4,238
Total	$(88,464)	$198,277

Interest expense was much lower in the 2018 period than experienced in 2017. The 2017 amount included $118,178 in interest on notes payable and $25,662 in amortization of debt discount. A significant portion of the debt has been retired and the 2018 amount includes only interest accrued on notes payable.

The Company has determined that the conversion feature embedded in the majority of it notes payable contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the notes and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception. At the end of each reporting period these derivatives are revalued with the change in value recorded in change in value of derivatives.

The Company has issued its common stock in exchange for a portion of its convertible notes payable, which resulted in a net loss during the 2017 period. During 2018, the Company retired a note for cash which resulted in a gain.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At March 31, 2018 and December 31, 2017, our current assets were $441,091 and $319,560, respectively, and our current liabilities were $2,373,981 and $2,486,466, respectively, which resulted in a working capital deficit of $1,932,890 and $2,166,906, respectively.

Total assets at March 31, 2018 and December 31, 2017 amounted to $3,263,224 and $3,145,707, respectively. At March 31, 2018, assets consisted of current assets of $441,091, net property and equipment of $162,593, net intangible assets of $92,758, goodwill of $866,782 and deposits on investments in the amount of $1,700,000, as compared to current assets of $319,560, net property and equipment of $157,444, net intangible assets of $101,921, goodwill of $866,782 and deposits on investments in the amount of $1,700,000 at December 31, 2017.

At March 31, 2018, our total liabilities of $2,426,169 decreased $112,485 from $2,538,654 at December 31, 2017.

At March 31, 2018, our stockholders’ equity was $837,055 as compared to a stockholders’ equity of $607,053 at December 31, 2017. The principal reason for the increase in stockholders’ equity was the cancellation of outstanding options less the net loss for the period.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2018 and 2017.

	2018	2017

Net cash provided by (used in) operating activities	$(346,892)	$(57,677)
Net cash used in investing activities	(13,610)	-
Net cash provided by financing activities	388,427	77,420
Net increase (decrease) in cash and cash equivalents	$27,925	$19,743

At March 31, 2018, the Company had the following material commitments and contingencies.

Notes payable and long-term debt - $721,250 - See Note 6 to the Consolidated Financial Statements.

Advances from related party - $390,948 balance owed on non-interest bearing basis. See Note 8 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company had $13,610 in capital expenditures during the three months ended March 31, 2018, which required cash. At the current level of operations, the Company has to borrow funds to meet basic operating costs. The Company plans to use debt and equity financing to meet the cash requirements of the TW acquisition.

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

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company had a working capital deficit of $1,932,890, an accumulated deficit of $8,273,276 at March 31, 2018, and incurred a loss for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the 3rd quarter ended September 30, 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden and completing the acquisition of TW. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the period ending March 31, 2018, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2018. Our management has determined that, as of March 31, 2018, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2018, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company sold 2,300,000 shares of its common stock for $460,000 in cash.

On February 28, 2018, the Company issued 92,105 shares for consulting fees of $35,000.

On April 13, 2018, the Company issued 152,555,416 shares of Common Stock and 3,000,000 shares of Preferred Stock as consideration for the True Wireless, Inc. merger.

On April 25, 2018, the Company issued an aggregate of 525,000 shares of Common Stock to two consultants valued at $0.27 per share.

On May 7, 2018, the Company issued an aggregate of 1,156,587 shares of Common Stock valued at $0.20 per share to nine parties in settlement of certain disputes between True Wireless, LLC and Benson Communications, S.A. de C.V. The settlement had been previously reached on September 29, 2017.

These shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

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

SURGE HOLDINGS, INC.

Date: May 21, 2018

	By:	/s/ Kevin Brian Cox
Chief Executive Officer

