Form 10-Q
period 2018-06-30
Surge Holdings, Inc.
filed 2018-08-14
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Yes [  ] No[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 85,339,256 shares of common stock outstanding as of August 14, 2018.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in SURGE HOLDINGS, INC.’s Form 10-K dated December 31, 2017 filed with the SEC on April 10, 2018 and Form 8-K/A filed with the SEC on June 26, 2018.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,626,526	$1,274,160
Accounts receivable, less allowance for doubtful accounts of $17,000 and none, respectively	126,507	5,525
Lifeline revenue due from USAC	1,087,500	1,170,569
Customer phone supply	333,125	520,165
LTC cryptocurrency coins at fair value	55,466	-
Prepaid expenses	1,462	-
Due from related party	-	19,000
Total current assets	3,230,586	2,989,419
Property and Equipment, less accumulated depreciation of $69,529 and $127,015, respectively,	564,924	25,962
Intangible assets less accumulated amortization of $301,049	83,595	-
Goodwill	866,782	-
Other long-term assets	61,457	61,457
Total assets	$4,807,344	$3,076,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$2,084,105	$1,696,348
Accounts payable and accrued expenses - related party	24,215	-
Payable - Telecom Operations Center - current	309,439	334,939
Credit card liability	336,726	-
Deferred revenue	200,500	-
Derivative liability	78,890	-
Advance from related party	389,502	-
Note payable - related party	3,671,000	344,241
Notes payable and current portion of long-term debt, net	1,104,062	435,000
Total current liabilities	8,198,439	2,810,528
Long-term debt less current portion	52,188	-
Trade payables - long term	881,648	883,550
Total liabilities	9,132,275	3,694,078
Commitments and contingencies

Stockholders’ deficit:

Preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 3,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	13,000	3,000
Series C convertible preferred stock C: $0.001 par value; 1,000,000 shares authorized; 594,966 shares issued and outstanding	595	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 84,182,669 shares and 152,555,416 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	84,183	152,555
Additional paid in capital	(3,566,124)	(155,555)
Accumulated deficit	(856,585)	(617,240)
Total stockholders’ deficit	(4,324,931)	(617,240)
Total liabilities and stockholders’ deficit	$4,807,344	$3,076,838

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$4,054,665	$3,381,485	$7,485,563	$6,466,608

Cost of revenue	2,169,203	2,255,283	3,920,270	4,138,230

Gross profit	1,885,462	1,126,202	3,565,293	2,328,378

Cost and expenses
Depreciation and amortization	61,586	1,735	62,813	3,470
Selling, general and administrative	2,016,066	1,117,328	3,286,151	2,488,549
Total costs and expenses	2,077,652	1,119,063	3,348,964	2,492,019

Operating profit (loss)	(192,190)	7,139	216,329	(163,641)

Other expense (income):
Interest expense	79,892	5,541	87,409	5,541
Change in fair value of derivative liability	(2,619)	-	(2,619)	-
Change in fair value of LTC cryptocurrency	50,906	-	50,906	-

Total other expense (income)	128,179	5,541	135,696	5,541

Net income (loss) before provision for income taxes	(320,369)	1,598	80,633	(169,182)

Provision for income taxes	54,750	-	54,750	-

Net income (loss)	$(375,119)	$1,598	$25,883	$(169,182)

Net loss per common share, basic and diluted	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding – basic and diluted	82,519,793	67,450,740	76,206,307	58,335,657

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months ended June 30, 2018

(Unaudited)

							Additional
	Preferred Stock		Series C Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	3,000,000	$3,000	-	$-	152,555,416	$152,555	$(155,555)	$(617,240)	$(617,240)

Recapitalization	10,000,000	10,000	-	-	79,888,784	79,889	(3,687,835)	(265,228)	(3,863,174)

Issuance of common stock for services rendered	-	-	-	-	480,000	480	129,120	-	129,600

Issuance of Series C Preferred Stock in exchange for Common Stock	-	-	594,966	595	(148,741,531)	(148,741)	148,146	-	-

Net income	-	-	-	-	-	-	-	25,883	25,883
Balance, June 30, 2018	13,000,000	$13,000	594,966	$595	84,182,669	$84,183	$(3,566,124)	$(856,585)	$(4,324,931)

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2018	2017
Operating activities
Net income (loss)	$25,883	$(169,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	62,794	3,470
Common stock issued for services	129,600	-
Change in fair value of LTC cryptocurrency coins	(50,906)	-
Change in fair value of derivative liability	2,619	-
Changes in operating assets and liabilities:
Accounts receivable	(22,643)	443
Lifeline revenue due from USAC	83,069	15,469
Customer phone supply	187,040	176,512
LTC Cryptocurrency Coins	55,932	-
Prepaid expenses	36,801	-
Deferred revenue	29,000	-
Accounts payable and accrued expenses	(103,904)	-
Net cash provided by operating activities	435,285	502,073

Investing activities
Net cash received in business combination	243,768	-
Net cash provided by investing activities	243,768	-

Financing activities
Capital contributions - net	-	34,811
Due from related party	-	67,000
Proceeds from note payable	-	285,000
Loan repayments - related	(326,687)	-
Net cash provided by financing activities	(326,687)	386,811

Net increase in cash and cash equivalents	352,366	888,884

Cash and cash equivalents, beginning of period	1,274,160	439,272

Cash and cash equivalents, end of period	$1,626,526	$1,328,156

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Acquisition of customer phones through related party note payable	$-	$35,000
Debt acquired in business combination	$3,000,00	$-
Exchange of Common Stock for Series C Preferred Stock	$148,741	$-

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

1	BASIS OF PRESENTATION AND BUSINESS

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 10, 2018 and Form 8-K/A filed with the SEC on June 26, 2018.

Recent Developments

As reported on Form 8-K filed with the SEC on April 16, 2018, on April 11, 2018, the Company closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Reorganization (the “Merger Agreement”) with True Wireless, Inc., an Oklahoma corporation (“TW”) dated as of April 11, 2018. At closing, in accordance with the Merger Agreement, TW merged with and into TW Acquisition Corporation, a Nevada corporation (“Merger Sub”), a wholly-owned subsidiary of Surge Holdings, Inc. (the “Merger”), with TW being the surviving corporation. As a result of the Merger, TW became a wholly-owned subsidiary of the Company.

As a result of the controlling financial interest of the former members of TW, for financial statement reporting purposes, the merger between the Company and TW has been treated as a reverse acquisition with TW deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of TW (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of TW which are recorded at their historical cost. The equity of the Company is the historical equity of TW retroactively restated to reflect the number of shares issued by the Company in the transaction. See Note 4.

Business description

The Company has been doing business through two of its wholly owned subsidiaries. DIQ is a full-service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits. KSIX is an Internet marketing company and has an advertising network designed to create revenue streams for its affiliates and to provide advertisers with increased measurable audience. KSIX provides performance-based marketing solutions to drive traffic and conversions with a Cost-Per-Lead (“CPL”) business model. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manage offer tracking, reporting and distribution.

Other subsidiaries were inactive as of the end of December 2017 and the Company intends to pursue the following business models in 2018.

Blockchain is focused on expanding development and licensing for a Blockchain Service as a Software (SaaS) Payments Platform in order to deliver a real product that improves people’s lives.

Crypto intends to strategically mine Bitcoin, Litecoin and other cryptocurrencies. The company finalized its first mining farm of 100 Antminer L3+ machines. The mining operation will work 24/7 to both generate revenues and deliver to the Company a commodity as of June 30, 2018.

As noted above, the Company executed a Master Exchange Agreement for the exchange of Common Stock, Management and Control (the “Exchange Agreement”) with True Wireless, Inc. (“TW”). The primary business operation of TW is a full-service telecommunications company specializing in the Lifeline program which provides subsidized mobile phone service for low income individuals.

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

The change in the Level 3 financial instrument is as follows:

2018
Balance, January 1, 2018	$-
Additions – Merger transaction	59,141
Additions	22,368
Change in fair value recognized in operations	(2,619)
Balance, June 30, 2018	$78,890

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of June 30, 2018:

2018
Estimated dividends	None
Expected volatility	164.32%
Risk free interest rate	2.85%
Expected term	.01-36 months

LTC cryptocurrency coins are valued at current quoted rates and are therefore a Level 1 input.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 "Interim Reporting" and ASC 740 "Income Taxes" whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expenses for the three and six months ended June 30, 2018 was $54,570.

Recently issued and adopted accounting pronouncements

Revenue Recognition

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through providing product, services and licensing revenue.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2018 contained a significant financing component.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3	GOING CONCERN

The Company had income (loss) from operations of approximately $25,900 and $(169,200) for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had cash and working capital deficit of approximately $1.6 million and $5.0 million, respectively. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. The Company’s ability to continue as a going concern is dependent on the success of this plan.

The Company’s financial statements have been presented on the basis that it continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4	MERGER AGREEMENT

As discussed in Note 1, the Company closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Reorganization (the “Merger Agreement”) with True Wireless, Inc., an Oklahoma corporation (“TW”) dated as of April 11, 2018. At closing, in accordance with the Merger Agreement, TW merged with and into TW Acquisition Corporation, a Nevada corporation (“Merger Sub”), a wholly-owned subsidiary of Surge Holdings, Inc. (the “Merger”), with TW being the surviving corporation. As a result of the Merger, TW became a wholly-owned subsidiary of the Company.

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

● A Promissory Note in the original face amount of $3,000,000, bearing interest at 3% per annum maturing on December 31, 2018.

● 3,000,000 shares of newly-issued Company Series A Preferred Stock

Following the closing of the merger transaction the Company’s investment in TW consisted of the following:

	Shares	Amount
Consideration paid prior to Closing:
Cash paid		$500,000
Common stock issued	12,000,000	1,200,000
Total consideration paid	12,000,000	$1,700,000
Consideration paid at Closing:
Common stock to be issued at closing (1)	152,555,416	$60,683,006
Series A Preferred Stock to be issued at closing	3,000,000	120,000
Note payable due December 31, 2018		3,000,000
Total consideration to be paid		$63,803,006

Total consideration		$65,503,006

(1)	The Common Shares issued at closing of the Merger Transaction were valued at approximately $0.40 per share.

Following the closing of the transaction, TW’s financial statements as of the Closing will be consolidated with the Consolidated Financial Statements of the Company.

The following presents the unaudited pro-forma combined results of operations of the Company with the TW Business as if the entities were combined on January 1, 2017.

	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017	June 30, 2018
Revenues, net	$3,458,605	$7,290,490	$7,927,317
Net (loss)	$(833,118)	$(2,156,707)	$(237,332)
Net (loss) per share	$(0.01)	$(0.04)	$(0.00)
Weighted average number of shares outstanding	67,450,740	58,335,657	76,206,307

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

The Company consolidated TW as of the closing date of the agreement, and the results of operations of the Company include that of TW.

5	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. At June 30, 2018 and December 31, 2017, the Company’s credit card liability was $336,726 and $0, respectively.

6	NOTES PAYABLE – RELATED PARTY

As of June 30, 2018 and December 31, 2017, notes payable due to a related party consists of:

	June 30, 2018	December 31, 2017
Note payable to SMDMM Funding LLC; interest at 8% per annum; due on demand	$-	$344,241
Note payable to SMDMM Funding LLC; interest at 8% per annum; due on demand	241,000	-
Note payable to SMDMM Funding LLC; interest at 8% per annum; due on demand	430,000	-
Promissory note issued according to Merger Agreement; interest at 3% per annum; maturing December 31, 2018	3,000,000	-
Notes payable—related party	3,671,000	344,241

SMDMM Funding, LLC is owned by the Company’s chief executive officer. Accrued interest owed to SMDMM Funding, LLC was $21,875 and $1,711 at June 30, 2018 and December 31, 2017, respectively.

7	NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2018 and December 31, 2017, notes payable and long-term debt consists of:

	June 30, 2018	December 31, 2017
Note payable to former officer and director due in four equal annual installments of $26,875 beginning April 28, 2016; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	$107,500	$-
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	101,250	-
Notes payable to seller of DigitizeIQ, LLC due as noted below[1]	485,000	-
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock[2]	27,500	-
Unsecured demand notes to an unaffiliated third-party company bearing interest at 6.49%	435,000	435,000
	1,156,250	435,000

Current portion of long-term debt	1,104,062	435,000
Long-term debt	$52,188	$-

1 Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at June 30, 2018 - $235,000)

●	A third non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 (Unpaid).

The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date). The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and was amortized to interest expense until the due date of the notes.

2Convertible note payable to River North Equity, LLC (“RNE”) - The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount is fully amortized.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions during the six months ended June 30, 2018:

Estimated dividends	None
Expected volatility	164.32%
Risk free interest rate	2.85%
Expected term	.01-36 months

8	STOCKHOLDERS’ EQUITY

Common Stock

2018 Transactions

On April 11, 2018, the Company issued 152,555,416 shares of Common Stock and 3,000,000 shares of Preferred Stock as consideration for the True Wireless, Inc. merger.

On April 25, 2018, the Company issued an aggregate of 480,000 shares of Common Stock to two consultants valued at $0.27 per share.

Preferred Stock

On June 29, 2018, each of Kevin Brian Cox (“Cox”), the Company’s Chief Executive Officer, and Thirteen Nevada LLC (“13”) entered into separate Exchange Agreements with the Company whereby the Shareholders agreed to exchange an aggregate of 148,741,531 shares of previously issued Company Common Stock for an aggregate of 594,966 shares of newly-issued Company Series C Convertible Preferred Stock.

The calculation of weighted average shares was retroactively restated in order to properly account for the above noted share exchange.

Unit Subscription Agreement - Warrants

During January 2018, the Company entered into Unit subscription agreements with seven unrelated companies and individuals. Each Unit was priced at $0.20 and contained: (a) one share of common stock restricted in accordance with Rule 144; and (b) one-half Warrant to purchase an additional share of common stock restricted in accordance with Rule 144 for $0.50 for a period of three years after the close of the offering. For total consideration of $460,000, Units representing 2,300,000 common shares and 1,150,000 3-year $0.50 warrants were issued. The warrants were classified as equity since they have a fixed exercise price and do not have a provision for modification.

9	RELATED PARTY TRANSACTIONS

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. As of June 30, 2018, the outstanding balance due was $389,502.

For the six months ended June 30, 2018 and 2017, outsourced management services fees of $510,000 and $510,000 was paid to Axia Management, LLC (Axia) as compensation for services provided and were commensurate with the level of effort required to provide these services. These costs are included in Selling, general and administrative expenses in the Statement of Operations. Axia is owned by the majority owner of the Company.

At June 30, 2018 and December 31, 2017, the Company had trade payables to Axia of $31,754 and $55,400, respectively.

For the six months ended June 30, 2018 and 2017, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $602,265 and $850,996, respectively. These costs are included in Cost of revenue in the Statement of Operations. The majority owner of the Company is a minority owner of 321 Communications.

At June 30, 2018 and December 31, 2017, the Company had trade payables to 321 Communications of $76,118 and $132,404, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the six months ended June 30, 2018 and 2017 were $1,095,651 and $110,000, respectively, and are included in Cost of revenue in the Statement of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global.

At June 30, 2018 and December 31, 2017, the Company had trade payables to CenterCom Global of $175,000 and $150,000, respectively.

See Note 5 for long-term debt due to related parties.

10	COMMITMENTS AND CONTINGENCIES

On November 1, 2013, The Federal Communications Commission (“FCC”) issued a Notice of Apparent Liability for Forfeiture to the Company for requesting and/or receiving support for ineligible subscriber lines between the months of October 2012 and May 2013 and proposed a monetary forfeiture of $5,501,285. The Company has annual compliance audits with FCC approved audit firms that have found no compliance deficiencies. Management believes the proposed monetary forfeiture is without merit and if anything should result from this notice, the amount would not materially affect the financial position of the Company.

11	SEGMENT INFORMATION

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017, are as follows:

	Surge	TW	Total
Three Months ended June 30, 2018
Revenue	$735,214	$3,319,451	$4,054,665
Cost of revenue	(615,008)	(1,554,195)	(2,169,203)
Gross margin	120,206	1,765,256	1,885,462
Costs and expenses	(770,267)	(1,307,385)	(2,077,652)
Operating income (loss)	(650,061)	457,871	(192,190)

Three Months ended June 30, 2017
Revenue	$-	$3,381,385	$3,381,485
Cost of revenue	-	(2,255,283)	(2,255,283)
Gross margin	-	1,126,202	1,126,202
Costs and expenses	-	(1,119,063)	(1,119,603)
Operating income	-	7,139	7,139

Six Months Ended June 30, 2018
Revenue	$735,214	$6,750,349	$7,485,563
Cost of revenue	(615,008)	(3,305,262)	(3,920,270)
Gross margin	120,206	3,445,087	3,565,293
Costs and expenses	(770,267)	(2,578,697)	(3,348,964)
Operating income (loss)	(650,061)	866,390	216,329

Six Months Ended June 30, 2017
Revenue	$-	$6,466,608	$6,466,608
Cost of revenue	-	(4,138,230)	(4,138,230)
Gross margin	-	2,328,378	2,328,378
Costs and expenses	-	(2,492,109)	(2,492,109)
Operating loss	-	(163,641)	(163,641)

June 30, 2018
Total assets	$1,495,759	$3,311,585	$4,807,344
Total liabilities	6,000,339	3,131,936	9,132,275

December 31, 2017
Total assets	$-	$1,176,094	$1,176,094
Total liabilities	-	3,076,838	3,076,838

12	SUBSEQUENT EVENTS

In July 2018, the Company issued an aggregate of 1,156,587 shares of Common Stock valued at $0.20 per share to nine parties in settlement of certain disputes between TW and Benson Communications, S.A. de C.V. The settlement had been previously reached on September 29, 2017.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2018 and June 30, 2017 and for the three and six months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2018 AND 2017

Revenues during the three months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Revenue	$4,054,665	$3,381,485
Cost of revenue	2,169,203	2,255,283
Gross profit	$1,885,462	$1,126,202

Revenue increased $673,180 (20%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. while gross profit increased $759,260 (67%) primarily as a result of re-negotiated supply contracts in True Wireless, Inc.

Costs and expenses during the three months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Depreciation and amortization	$61,586	$1,735
Selling, general and administration	2,016,066	1,117,328
Total	$2,077,652	$1,119,063

Depreciation and amortization increased $59,851 primarily as a result of the acquisition of cryptocurrency mining equipment.

Selling, general and administrative costs (S,G & A) increased $898,738 (80%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S,G & A expenses of the Surge companies represent $709,058 of the expenses that are not included in the 2017 expenses.

Selling, general and administrative expenses during the three months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Telecom operations center	$476,237	$110,000
Contractors and consultants	464,000	173,590
Compensation	191,005	87,109
Webhosting/internet	125,652	77,228
Professional services	483,018	378,351
Other	194,498	154,076
Advertising and marketing	81,656	136,974
Total	$2,016,066	$1,117,328

Total selling, general and administrative expense (S,G & A) increased $898,738 from $1,117,328 in 2017 to $2,016,066 in 2018. The detail changes are discussed below:

*	Telecom operations center expenses increased from $110,000 in 2017 to $476,237 in 2018. In 2017 True Wireless, Inc. was in the process of contracting with a new vendor as their previous vendor ceased operations.
*	Contractors and consultants increased to $464,000 in 2018 from $173,590 in 2017. The 2018 period included $166,400 in consultants that were paid with common stock and based on the valuations of the stock resulted in a higher expense than if the Company had been able to pay cash.
*	Compensation increased from $87,109 in 2017 to $191,005 in 2018.
*	Webhosting/internet costs increased to $125,652 in 2018 from $77,228 in 2017
*	Professional services increased from $378,351 in 2017 to $483,018 in 2018 primarily due to professional fees associated with the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Other costs increased to $194,498 in 2018 from $154,076 in 2017 primarily due to the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Advertising and marketing costs decreased to $81,656 in 2018 from $136,974 in 2017.

Other expense (income) during the three months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Interest expense	$79,892	$5,541
Change in fair value of derivative liability	(2,619)	-
Change in fair value of LTC cryptocurrency	50,906	-
	$128,179	$5,541

Interest expense increased to $79,892 in 2018 from $5,541 in 2017 primarily due to consolidating the debt in Surge Holdings, Inc. after the merger between Surge Holdings, Inc. and True Wireless, Inc.

The change in fair value of LTC cryptocurrency increased to $50,906 in 2018 due to the decrease in the market value of LTC cryptocurrency.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Revenues during the six months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Revenue	$7,485,563	$6,466,608
Cost of revenue	3,920,270	4,138,230
Gross profit	$3,565,293	$2,328,378

Revenue increased $1,018,955 (16%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. while gross profit increased $1,236,915 (53%) primarily as a result of re-negotiated supply contracts in True Wireless, Inc.

Costs and expenses during the six months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Depreciation and amortization	$62,813	$3,470
Selling, general and administration	3,286,151	2,488,549
Total	$3,348,964	$2,492,019

Depreciation and amortization increased $59,343 primarily as a result of the acquisition of cryptocurrency mining equipment.

Selling, general and administrative costs (S, G & A) increased $797,602 (32%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S, G & A expenses of the Surge companies represent $709,058 of the expenses that are not included in the 2017 expenses.

Selling, general and administrative expenses during the six months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Telecom operations center	$926,237	$462,449
Contractors and consultants	595,798	339,710
Compensation	244,988	181,452
Webhosting/internet	207,015	159,631
Professional services	879,925	742,615
Other	327,202	337,518
Advertising and marketing	104,986	265,174
Total	$3,286,151	$2,488,549

Total selling, general and administrative expense (S,G & A) increased $797,602 from $2,488,549 in 2017 to $3,286,151 in 2018. The detail changes are discussed below:

*	Telecom operations center expenses increased from $462,449 in 2017 to $926,237 in 2018. In 2017 True Wireless, Inc. was in the process of contracting with a new vendor as their previous vendor ceased operations.
*	Contractors and consultants increased to $595,798 in 2018 from $339,710 in 2017. The 2018 period included $166,400 in consultants that were paid with common stock and based on the valuations of the stock resulted in a higher expense than if the Company had been able to pay cash.
*	Compensation increased from $181,452 in 2017 to $244,988 in 2018.
*	Webhosting/internet costs increased to $207,015 in 2018 from $159,631 in 2017
*	Professional services increased from $742,615 in 2017 to $879,925 in 2018 primarily due to professional fees associated with the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Other costs decreased to $327,202 in 2018 from $337,518 in 2017.
*	Advertising and marketing costs decreased to $104,986 in 2018 from $265,174 in 2017 primarily to the Company re-evaluating all advertising and marketing campaigns.

Other expense (income) during the six months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
Interest expense	$87,409	$5,541
Change in fair value of derivative liability	(2,619)	-
Change in fair value of LTC cryptocurrency	50,906	-
	$135,696	$5,541

Interest expense increased to $87,409 in 2018 from $5,541 in 2017 primarily due to consolidating the debt in Surge Holdings, Inc. after the merger between Surge Holdings, Inc. and True Wireless, Inc.

The change in fair value of LTC cryptocurrency increased to $50,906 in 2018 due to the decrease in the market value of LTC cryptocurrency.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2018 and December 31, 2017, our current assets were $3,230,586 and $2,989,419, respectively, and our current liabilities were $8,198,439 and $2,810,528, respectively, which resulted in a working capital deficit of $4,967,853 and a working capital surplus of $178,891, respectively.

Total assets at June 30, 2018 and December 31, 2017 amounted to $4,807,344 and $3,076,838, respectively. At June 30, 2018, assets consisted of current assets of $3,230,586, net property and equipment of $564,924, net intangible assets of $83,595, goodwill of $866,782 and other long-term assets of $61,457, as compared to current assets of $2,989.419, net property and equipment of $25.962 and other long-term assets of $61,457 at December 31, 2017.

At June 30, 2018, our total liabilities of $9,132,275 increased $5,438,197 from $3,694,078 at December 31, 2017.

At June 30, 2018, our stockholders’ deficit was $4,324,931 as compared to $617,240 at December 31, 2017. The principal reason for the increase in stockholders’ deficit was the impact of the merger with True Wireless.

The following table sets forth the major sources and uses of cash for the three months ended June 30, 2018 and 2017.

	2018	2017

Net cash provided by operating activities	$435,285	$502,073
Net cash used in investing activities	243,768	-
Net cash provided by (used by) financing activities	(326,687)	386,811
Net increase (decrease) in cash and cash equivalents	$352,366	$888,884

At June 30, 2018, the Company had the following material commitments and contingencies.

Notes payable and long-term debt - See Note 7 to the Consolidated Financial Statements.

Advances from related party - See Note 6 to the Consolidated Financial Statements to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company did not have any purchases of capital expenditures during the three months ended June 30, 2018. At the current level of operations, the Company has to borrow funds to meet basic operating costs. The Company plans to use debt and equity financing to meet the cash requirements of the TW acquisition.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company had a working capital deficit of $4,967,853, an accumulated deficit of $856,585 at June 30, 2018 and incurred a loss for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden and completing the acquisition of TW. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the period ending June 30, 2018, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2018. Our management has determined that, as of June 30, 2018, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2018, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, the Company sold 2,300,000 shares of its common stock for $460,000 in cash.

On April 13, 2018, the Company issued 152,555,416 shares of Common Stock and 3,000,000 shares of Preferred Stock as consideration for the True Wireless, Inc. merger.

On April 25, 2018, the Company issued an aggregate of 480,000 shares of Common Stock to two consultants valued at $0.27 per share.

In July 2018, the Company issued an aggregate of 1,156,587 shares of Common Stock valued at $0.20 per share to nine parties in settlement of certain disputes between True Wireless, LLC and Benson Communications, S.A. de C.V. The settlement had been previously reached on September 29, 2017.

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

Date: August 14, 2018

	By:	/s/ Kevin Brian Cox
Chief Executive Officer and
Chief Financial Officer

