Form 10-Q
period 2018-09-30
Surge Holdings, Inc.
filed 2018-11-14
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Yes [  ] No[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 86,338,372 shares of common stock outstanding as of November 14, 2018.

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,409,192	$1,274,160
Accounts receivable, less allowance for doubtful accounts of $17,000 and none, respectively	145,661	5,525
Lifeline revenue due from USAC	1,046,921	1,170,569
Customer phone supply	1,081,807	520,165
LTC cryptocurrency coins at fair value	42,885	-
Prepaid expenses	56,962	-
Due from related party	-	19,000
Total current assets	3,783,428	2,989,419
Property and Equipment, less accumulated depreciation of $100,433 and $127,015, respectively,	534,020	25,962
Intangible assets less accumulated amortization of $310,212	74,432	-
Goodwill	866,782	-
Other long-term assets	61,457	61,457
Total assets	$5,320,119	$3,076,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$2,896,900	$1,696,348
Accounts payable and accrued expenses - related party	151,061	-
Payable - Telecom Operations Center - current	309,439	334,939
Credit card liability	361,344	-
Loss contingency	130,000	-
Derivative liability	85,614	-
Advance from related party	389,502	-
Note payable - related party	3,701,000	344,241
Notes payable and current portion of long-term debt, net	669,063	435,000
Total current liabilities	8,693,923	2,810,528
Long-term debt less current portion	52,188	-
Trade payables - long term	633,909	883,550
Total liabilities	9,380,020	3,694,078
Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 3,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	13,000	3,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 594,966 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	595	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 87,513,372 shares and 152,555,416 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	87,514	152,555
Additional paid in capital	(2,878,701)	(155,555)
Accumulated deficit	(1,282,309)	(617,240)
Total stockholders’ deficit	(4,059,901)	(617,240)
Total liabilities and stockholders’ deficit	$5,320,119	$3,076,838

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$4,051,027	$3,356,470	$11,536,590	$9,823,078

Cost of revenue	2,240,447	1,965,305	6,160,717	6,103,535

Gross profit	1,810,580	1,391,165	5,375,873	3,719,543

Cost and expenses
Depreciation and amortization	40,029	1,735	102,842	5,205
Selling, general and administrative	2,170,366	1,341,157	5,456,517	3,829,706
Total costs and expenses	2,210,395	1,342,892	5,559,359	3,834,911

Operating profit (loss)	(399,815)	48,273	(183,486)	(115,368)

Other expense (income):
Interest expense	40,833	8,134	128,242	13,675
Change in fair value of derivative liability	6,724	-	4,105	-
Change in fair value of LTC cryptocurrency	12,581	-	63,487	-
Gain on settlement of liabilities	(61,709)	(2,547,050)	(61,709)	(2,547,050)
Total other expense (income)	1,571	(2,538,916)	134,125	(2,533,375)

Net income (loss) before provision for income taxes	(398,244)	2,587,189	(317,611)	2,418,007

Provision for income taxes	27,480	-	82,230	-

Net income (loss)	$(425,724)	$2,587,189	$(399,841)	$2,418,007

Net loss per common share, basic and diluted	$(0.00)	$0.04	$(0.01)	$0.04

Weighted average common shares outstanding – basic and diluted	86,066,723	71,999,426	79,529,231	62,940,297

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Months ended September 30, 2018

(Unaudited)

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	3,000,000	$3,000	-	$-	152,555,416	$152,555	$(155,555)	$(617,240)	$(617,240)

Recapitalization	10,000,000	10,000	-	-	79,888,784	79,889	(3,687,835)	(265,228)	(3,863,174)

Issuance of common stock and options for services rendered	-	-	-	-	480,000	480	153,733	-	154,213

Issuance of common stock for settlement of accounts payable	-	-	-	-	1,155,703	1,156	229,985	-	231,141

Issuance of common stock for settlement of accounts payable	-	-	-	-	2,175,000	2,175	432,825	-	435,000

Issuance of Series C Preferred Stock in exchange for Common Stock	-	-	594,966	595	(148,741,531)	(148,741)	148,146	-	-

Net loss	-	-	-	-	-	-	-	(399,841)	(399,841)
Balance, September 30, 2018	13,000,000	$13,000	594,966	$595	87,513,372	$87,514	$(2,878,701)	$(1,282,309)	$(4,059,901)

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Operating activities
Net income (loss)	$(399,841)	$2,418,007
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	102,842	5,205
Stock-based compensation	154,213	-
Change in fair value of LTC cryptocurrency coins	63,487	-
Change in fair value of derivative liability	4,105	-
Gain on settlement of liabilities	(61,709)	-
Changes in operating assets and liabilities:
Accounts receivable	(41,797)	(3,643)
Lifeline revenue due from USAC	123,648	81,293
Customer phone supply	(561,642)	222,664
LTC Cryptocurrency Coins	(45,880)	-
Prepaid expenses	(5,635)	-
Loss contingency	(41,500)	-
Accounts payable and accrued expenses	897,660	(2,631,926)
Net cash provided by operating activities	187,951	91,600

Investing activities
Net cash received in business combination	243,768	-
Net cash provided by investing activities	243,768	-

Financing activities
Capital contributions - net	-	(5,189)
Due from related party - net	17,554	416,000
Proceeds from note payable	163,500	148,018
Loan repayments – related party	(477,741)	-
Net cash (used in) provided by financing activities	(296,687)	558,829

Net increase in cash and cash equivalents	135,032	650,429

Cash and cash equivalents, beginning of period	1,274,160	439,272

Cash and cash equivalents, end of period	$1,409,192	$1,089,701

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$6,851	$-
Income taxes	$82,230	$-

Non-cash investing and financing activities:
Acquisition of customer phones through related party note payable	$-	$35,000
Debt acquired in business combination	$3,000,00	$-
Exchange of Common Stock for Series C Preferred Stock	$148,741	$-
Liabilities settled in Common Stock	$666,141	$-

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 10, 2018 and Form 8-K/A filed with the SEC on June 26, 2018.

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

Business description

The Company’s current focus is the provision of financial and telecommunications services to the financially underserved (i.e. persons who have little or no access credit) within the population. The Company provides a suite of services which are primarily marketed through small retail establishments which are utilized by members of its target market.

Historically, the Company’s principal business has been digital advertising and lead generation through two of its wholly owned subsidiaries—DIQ, which is a full-service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits and KSIX, which is an Internet marketing company and has an advertising network designed to create revenue streams for its affiliates and to provide advertisers with increased measurable audience. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manage offer tracking, reporting and distribution.

Commencing in 2018, the Company’s focus has significantly expanded to include the pursuit of the following business models:

Surge Telecom

True Wireless is licensed to provide subsidized wireless service to qualifying low income customers in 5 states. Utilizing all 4 major USA wireless backbones, True Wireless provides discounted and free wireless service to over 60,000 veterans and other qualifying federal programs such as SNAP (EBT) and Medicaid.

SurgePhone offers discounted talk, text, and 4G LTE data wireless plans at prices that average 15% – 40% lower than competitors. (Unlimited plans start at just $10/mo) Available nationwide, SurgePhone also offers strategic discounts such as the Surge Heroes campaign that rewards teachers, first responders, active military and veterans with a free Android smartphone (surgeheroes.com).

SafeHomePhone is a nationwide home phone alternative. This product has a modem that connects to the PCS network and allows customers to plug in their traditional home phone without paying the local phone company or worrying about wiring. Customers can save 60% or more and keep their same number.

The SurgePhone Volt 5XL’s slim, sturdy, affordable design fits comfortably in your hand and easily in your pocket. It’s mesmerizing 5” LCD touchscreen display delivers an HD entertainment experience for your favorite videos and movies, while dual front and back cameras allow you to capture stunning photos. Plus, with an expandable micro SD memory slot, you can add even more storage for your best memories

SurgePays Visa is targeted for a Q4 2018-Q1 2019 launch. This card will perform the functions of a traditional credit card and also a checking account for the unbanked or credit challenged. The SurgePays card will offer safety, security and convenience of using the card anywhere that accepts Visa. Customers will be able to access their accounts from the connected app to remit money to friends and relatives while avoiding costly fees. In addition, customers will also be able to take a picture of their paycheck and load the cash to their cards (eliminating costly check cashing fees).

Surge Money Order will launch in the Midwest and southeast in Q1 2019. This is a natural add-on to our convenient store Fintech product suite and will ensure we box out any other stand-alone product competitors. Entering the $20 Billion a year money order business will enable unbanked customers to send secure payments.

SurgePays Portal is a multi-purpose software interface for convenient stores, bodegas and other corner merchants providing goods and services to the underbanked community. The merchant or clerk is able to use the portal – similar to a website – with image driven navigation to add wireless minutes for any carrier, pay bills and also load debit cards etc. What makes SurgePays unique is that it also offers the merchant access to order wholesale goods through the portal with one touch ease. SurgePays is essentially an e-commerce store front that allows manufactures and distribution companies to have access to merchants while cutting out the middle man. The goal of the SurgePays Portal is to provide every Fintech and Telecom product available to convenient stores, corner markets, bodegas, and supermarkets while procuring other consumable products commonly sold in these same stores. From the Telecom and Fintech products such as SurgePhone Androids, SurgePhone Wireless Service, Wireless Top-ups, Bill Payments, Pinless LD, Money Remittance, Money Orders and Reloadable Visa debit load cards to distributing partner company’s consumables such as energy drinks, CBD oils, dry foods, frozen foods, snacks, automotive parts and many more goods you will find next time you are in a convenient store and look around.

Surge Digital Assets

Surge Cryptocurrency strategically mines Ethereum, Litecoin and cryptocurrencies. The Company’s mining operation consists of 136 machines pooled together with other machines in a mining pool to maximize the processing power and yields. This operation is does not require any Surge human capital and runs 24/7. The goal for this subsidiary is to hold Bitcoin, Litecoin, Ripple and Stellar as digital assets with the expectation of future appreciation.

The Surge Utility Token is part of our rewards program intended to incentivize customer loyalty while also encouraging each customer to purchase additional Surge services. For example, a wireless customer should also become a SurgePays Visa holder and or other products in the Surge ecosystem as we expand. The Surge Tokens are issued on the Ethereum blockchain and are ERC-20 compliant. The tokens will be used for redeeming gifts and prizes from the Surge Rewards website. The launch target for the Surge Utility Token is Q4 2018

TokenSpinner is the first smartphone app that Surge Holdings Inc. has developed with a launch date target of Q4 2018. The app provides a simple game of chance spin of the wheel to win a prize. The app has multiple Ad Network feeds that pay Surge per impression. Players of the game have an opportunity to earn additional spins by participating in other activities (where Surge is compensated) like watching videos or filling out surveys. The prizes will vary from gift cards, to electronics and of course Surge Tokens.

Surge Digital Media

Surge Logics is a full-service digital advertising agency, specializing in lead generation, Pay Per Call, landing page optimization and managed ad spending. Our primary media buying platforms are Google AdWords, Facebook, Instagram and Bing. We have a call center that can handle Live Call Transfers, Customer Service Support, Lead Verification and Attorney Case Support.

Lead generation describes the marketing process of stimulating and capturing interest in a product or service for the purpose of developing sales pipeline.

Pay-per-call (PPCall, also called cost-per-call) is an advertising model in which the rate paid by the advertiser is determined by the number of telephone calls made by viewers of an ad. Pay Per Call providers charge per call, per impression or per conversion.

Media buying is the process of buying media placements for advertising (on TV, in publications, on the radio, digital signage, apps or on websites).

A call center or call center is a centralized office used for receiving or transmitting a large volume of requests by telephone.

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

The change in the Level 3 financial instrument is as follows:

2018
Balance, January 1, 2018	$-
Additions – Merger transaction	59,141
Additions	22,368
Change in fair value recognized in operations	4,105
Balance, September 30, 2018	$85,614

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of September 30, 2018:

2018
Estimated dividends	None
Expected volatility	113.72%
Risk free interest rate	3.13%
Expected term	.01-36 months

LTC cryptocurrency coins are valued at current quoted rates and are therefore a Level 1 input.

Income Taxes

In its interim financial statements, the Company follows the guidance in ASC 270 “Interim Reporting” and ASC 740 “Income Taxes” whereby the Company utilizes the expected annual effective rate in determining its income tax provision. The income tax expenses for the three and nine months ended September 30, 2018 was $27,480 and $82,230, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2018 contained a significant financing component.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent accounting pronouncements

We have evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

3	GOING CONCERN

The Company had loss from operations of approximately $183,486 and $115,368 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had cash and working capital deficit of approximately $1.4 million and $4.9 million, respectively. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017	September 30, 2018
Revenues, net	$1,660,676	$4,504,585	$5,547,888
Net income (loss)	$2,310,938	$154,231	$(664,837)
Net income (loss) per share	$0.03	$0.04	$(0.01)
Weighted average number of shares outstanding	71,999,426	62,940,297	86,066,723

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

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the nine months ended September 30, 2018, the Company utilizes a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $24,618. At September 30, 2018 and December 31, 2017, the Company’s total credit card liability was $361,345 and $0, respectively.

6	NOTES PAYABLE – RELATED PARTY

As of September 30, 2018 and December 31, 2017, notes payable due to a related party consists of:

	September 30, 2018	December 31, 2017
Note payable to SMDMM Funding LLC; interest at 8% per annum; due on demand	$-	$344,241
Note payable to SMDMM Funding LLC; interest at 8% per annum; due on demand	241,000	-
Note payable to SMDMM Funding LLC; interest at 8% per annum; due on demand	430,000	-
Note payable – to SMDMM Funding LLC; interest at 8% per annum	30,000	-
Promissory note issued according to Merger Agreement; interest at 3% per annum; maturing December 31, 2018	3,000,000	-
Notes payable—related party	$3,701,000	$344,241

SMDMM Funding, LLC is owned by the Company’s chief executive officer. Accrued interest owed to SMDMM Funding, LLC was $35,525 and $1,711 at September 30, 2018 and December 31, 2017, respectively.

7	NOTES PAYABLE AND LONG-TERM DEBT

As of September 30, 2018 and December 31, 2017, notes payable and long-term debt consists of:

	September 30, 2018	December 31, 2017
Note payable to former officer and director due in four equal annual installments of $26,875 beginning April 28, 2016; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	$107,500	$-
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	101,250	-
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	485,000	-
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [2]	27,500	-
Unsecured demand notes to an unaffiliated third-party company bearing interest at 6.49% [3]	-	435,000
	721,250	435,000

Current portion of long-term debt	669,062	435,000
Long-term debt	$52,188	$-

1 Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at September 30, 2018 - $235,000)

●	A third non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 and remains unpaid as of September 30, 2018.

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

3Unsecured Demand Note – In August 2018, the Company reached a settlement with the debt holder and issued 2,175,000 common shares in full settlement of the outstanding debt.

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

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions during the nine months ended September 30, 2018:

Estimated dividends	None
Expected volatility	113.72%
Risk free interest rate	3.13%
Expected term	.01-36 months

8	STOCKHOLDERS’ EQUITY

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

Common Stock

2018 Transactions

On April 11, 2018, the Company issued 152,555,416 shares of Common Stock and 3,000,000 shares of Series A Preferred Stock as consideration for the True Wireless, Inc. merger.

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

As noted above in Note 7, in August 2018, Company reached a settlement with the debt holder and issued 2,175,000 in full settlement of the outstanding debt.

During the nine months ended September 30, 2018, the Company granted a consultant 48,000 restricted shares for services rendered. During the nine months ended September 30, 2018 and 2017, the Company recorded total expense of approximately $16,541 and $0, respectively.

Stock Options

During the nine months ended September 30, 2018, the Company granted its Chief Financial Officer 50,000 options to purchase the Company’s common stock with an exercise price of $0.41 per share, a term of 5 years, and a vesting period of 1 year. The options have an aggregated fair value of approximately $14,700 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.03% (2) expected life of 1.5 years, (3) expected volatility of 173.02%, and (4) zero expected dividends. The estimated option life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

The fair values of the options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2018 was approximately $8,100. During the nine months ended September 30, 2018 and 2017, the Company recorded total option expense of approximately $8,100 and $0, respectively.

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

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest bearing basis, which is being used for working capital. The advance has no fixed maturity. As of September 30, 2018, the outstanding balance due was $389,502.

For the nine months ended September 30, 2018 and 2017, outsourced management services fees of $765,000 was paid to Axia Management, LLC (Axia) as compensation for services provided and were commensurate with the level of effort required to provide these services. These costs are included in Selling, general and administrative expenses in the Statement of Operations. Axia is owned by the majority owner of the Company.

At September 30, 2018 and December 31, 2017, the Company had trade payables to Axia of $54,643 and $55,400, respectively.

For the nine months ended September 30, 2018 and 2017, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $826,401 and $1,253,002, respectively. These costs are included in Cost of revenue in the Statement of Operations. The majority owner of the Company is a minority owner of 321 Communications.

At September 30, 2018 and December 31, 2017, the Company had trade payables to 321 Communications of $75,606 and $132,404, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the nine months ended September 30, 2018 and 2017 were $1,612,126 and $976,678, respectively, and are included in Cost of revenue in the Statement of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global.

At September 30, 2018 and December 31, 2017, the Company had trade payables to CenterCom Global of $182,364 and $150,000, respectively.

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

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017, are as follows:

	Surge	TW	Total
Three Months ended September 30, 2018
Revenue	$819,149	$3,231,878	$4,051,027
Cost of revenue	648,590	1,591,857)	2,240,447
Gross margin	170,558	1,640,022	1,810,580
Costs and expenses	867,997	1,342,398)	2,210,395
Operating income (loss)	(697,438)	297,623	(399,815)

Three Months ended September 30, 2017
Revenue	$-	$3,356,470	$3,356,470
Cost of revenue	-	1,965,305	1,965,305
Gross margin	-	1,391,165	1,391,165
Costs and expenses	-	1,342,892	1,342,892
Operating income	-	48,273	48,273

Nine Months Ended September 30, 2018
Revenue	$1,554,363	$9,982,227	$11,536,590
Cost of revenue	1,263,599	4,897,118	(6,160,717
Gross margin	290,764	5,085,109	5,375,873
Costs and expenses	1,638,265	3,921,094	5,559,359
Operating income (loss)	(1,347,501)	1,164,015	(183,486)

Nine Months Ended September 30, 2017
Revenue	$-	$9,823,078	$9,823,078
Cost of revenue	-	(6,103,535)	(6,103,535)
Gross margin	-	3,719,543	3,719,543
Costs and expenses	-	(3,834,911)	(3,834,911)
Operating loss	-	(115,368)	(115,368)

September 30, 2018
Total assets	$1,549,097	$3,771,022	$5,320,119
Total liabilities	6,092,498	3,285,941	9,378,439

December 31, 2017
Total assets	$-	$1,176,094	$1,176,094
Total liabilities	-	3,076,838	3,076,838

12	SUBSEQUENT EVENTS

In October 2018, the Company signed an agreement with Pastime Foods (“Pastime”) in order to expand the Company’s distribution network for its SurgePays portal. The agreement will initiate distribution and sales to over 15,000 convenience and retail locations with a long-term target of greater than 40,000 locations. According to the agreement, Pastime commits to selling more than an average required minimum of $1,500 of monthly sales revenue per location. The Company will fund the initial placement costs and expenses with a total initial advance of $190,000 as well as fees of $10,000. Any advances will be offset by the sharing of distribution revenues for shipments paid by retailers directly to Pastime and the Company. The sharing percentage will 100% of the net distribution profit until the advances have been covered.

In November 2018, the Company entered into a settlement agreement with West Publishing Corporation (“West”) to remedy an outstanding civil action filed by West. Pursuant to the agreement, the Company will pay West the principal amount of $125,000 plus interest accruing at the annual rate of 7%. The Company will make monthly principal payments as follows:

December 7, 2018	$25,000
January 7, 2019	25,000
February 7, 2019	25,000
March 7, 2019	20,000
$95,000

On November 6, 2018, the Company made the first payment of $30,000 as required in the settlement agreement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2018 and 2017 and for the three and nine months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenues during the three months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Revenue	$4,051,027	$3,356,470
Cost of revenue	2,240,447	1,965,305
Gross profit	$1,810,580	$1,391,165

Revenue increased $694,557 (21%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. while gross profit increased $419,415 (30%) primarily as a result of re-negotiated supply contracts in True Wireless, Inc.

Costs and expenses during the three months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Depreciation and amortization	$40,029	$1,735
Selling, general and administration	2,170,366	1,341,157
Total	$2,210,395	$1,342,892

Depreciation and amortization increased $38,294 primarily as a result of the acquisition of cryptocurrency mining equipment.

Selling, general and administrative costs (S,G & A) increased $829,208 (62%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S,G & A expenses of the Surge companies represent $828,345 of the expenses that are not included in the 2017 expenses.

Selling, general and administrative expenses during the three months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Telecom operations center	$459,900	$410,000
Contractors and consultants	329,797	172,242
Compensation	232,367	49,577
Webhosting/internet	281,142	91,138
Professional services	489,405	395,178
Advertising and marketing	210,942	99,761
Other	166,813	123,261
Total	$2,170,366	$1,341,157

Total selling, general and administrative expense (S, G & A) increased $829,208 from $1,341,157 in 2017 to $2,170,365 in 2018. The detail changes are discussed below:

*	Telecom operations center expenses increased from $410,000 in 2017 to $459,900 in 2018. In 2017 True Wireless, Inc. was in the process of contracting with a new vendor as their previous vendor ceased operations.
*	Contractors and consultants increased to $329,797 in 2018 from $172,242 in 2017. The 2018 period included $16,541 in consultants that were paid with common stock and based on the valuations of the stock resulted in a higher expense than if the Company had been able to pay cash.
*	Compensation increased from $49,577 in 2017 to $232,367 in 2018.
*	Web hosting/internet costs increased to $281,142 in 2018 from $91,138 in 2017
*	Professional services increased from $395,178 in 2017 to $489,405 in 2018 primarily due to professional fees associated with the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Other costs increased to $166,812 in 2018 from $123,261 in 2017 primarily due to the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Advertising and marketing costs increased to $210,942 in 2018 from $99,761 in 2017.

Other expense (income) during the three months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Interest expense	$40,833	$8,134
Change in fair value of derivative liability	6,724	-
Change in fair value of LTC cryptocurrency	12,581	-
Gain on settlement of liabilities	(61,709)	(2,547,050)
	$1,571	$(2,538,916)

Interest expense increased to $40,833 in 2018 from $8,134 in 2017 primarily due to consolidating the debt in Surge Holdings, Inc. after the merger between Surge Holdings, Inc. and True Wireless, Inc.

The change in fair value of LTC cryptocurrency increased to $12,581 in 2018 due to the decrease in the market value of LTC cryptocurrency.

During the three months ended September 30, 2018, the Company settled outstanding liabilities through the issuance of 3,330,703 shares of common stock.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenues during the nine months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Revenue	$11,536,590	$9,823,078
Cost of revenue	6,160,717	6,103,535
Gross profit	$5,375,873	$3,719,543

Revenue increased $1,713,512 (17%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. while gross profit increased $1,656,330 (45%) primarily as a result of re-negotiated supply contracts in True Wireless, Inc.

Costs and expenses during the nine months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Depreciation and amortization	$102,842	$5,205
Selling, general and administration	5,456,517	3,829,706
Total	$5,559,359	$3,834,911

Depreciation and amortization increased $97,637 primarily as a result of the acquisition of cryptocurrency mining equipment.

Selling, general and administrative costs (S, G & A) increased $1,626,811 (42%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S, G & A expenses of the Surge companies represent $1,537,403 of the expenses that are not included in the 2017 expenses.

Selling, general and administrative expenses during the nine months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Telecom operations center	$1,386,137	$872,449
Contractors and consultants	925,595	511,953
Compensation	477,355	231,029
Webhosting/internet	520,091	250,769
Professional services	1,369,329	1,137,793
Advertising and marketing	315,928	364,935
Other	462,082	460,778
Total	$5,456,517	$3,829,706

Total selling, general and administrative expense (S,G & A) increased $1,626,811 from $3,829,706 in 2017 to $5,456,517 in 2018. The detail changes are discussed below:

*	Telecom operations center expenses increased from $872,449 in 2017 to $1,386,137 in 2018. In 2017 True Wireless, Inc. was in the process of contracting with a new vendor as their previous vendor ceased operations.
*	Contractors and consultants increased to $925,595 in 2018 from $511,953 in 2017. The 2018 period included $146,141 in consultants that were paid with common stock and based on the valuations of the stock resulted in a higher expense than if the Company had been able to pay cash.
*	Compensation increased from $231,029 in 2017 to $477,355 in 2018.
*	Webhosting/internet costs increased to $520,091 in 2018 from $250,769 in 2017
*	Professional services increased from $1,137,793 in 2017 to $1,369,329 in 2018 primarily due to professional fees associated with the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Other costs increased to $462,082 in 2018 from $460,778 in 2017.
*	Advertising and marketing costs decreased to $315,928 in 2018 from $364,935 in 2017 primarily to the Company re-evaluating all advertising and marketing campaigns.

Other expense (income) during the nine months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
Interest expense	$128,242	$13,675
Change in fair value of derivative liability	4,105	-
Change in fair value of LTC cryptocurrency	63,487	-
Gain on settlement of liabilities	(61,709)	(2,547,050)
	$134,125	$(2,533,375)

Interest expense increased to $128,242 in 2018 from $13,675 in 2017 primarily due to consolidating the debt in Surge Holdings, Inc. after the merger between Surge Holdings, Inc. and True Wireless, Inc.

The change in fair value of LTC cryptocurrency increased to $63,487 in 2018 due to the decrease in the market value of LTC cryptocurrency.

During the nine months ended September 30, 2018, the Company settled outstanding liabilities through the issuance of 3,330,703 shares of common stock and recorded a gain on settlement of $61,709. During the nine months ended September 30, 2017, the Company settled outstanding liabilities and recorded a gain of $2,547,050.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At September 30, 2018 and December 31, 2017, our current assets were $3,783,428 and $2,989,419, respectively, and our current liabilities were $8,693,923 and $2,810,528, respectively, which resulted in a working capital deficit of $4,910,495 and a working capital surplus of $178,891, respectively.

Total assets at September 30, 2018 and December 31, 2017 amounted to $5,320,119 and $3,076,838, respectively. At September 30, 2018, assets consisted of current assets of $3,783,428, net property and equipment of $534,020, net intangible assets of $74,432, goodwill of $866,782 and other long-term assets of $61,457, as compared to current assets of $2,989,419, net property and equipment of $25,962 and other long-term assets of $61,457 at December 31, 2017.

At September 30, 2018, our total liabilities of $9,380,020 increased $5,685,942 from $3,694,078 at December 31, 2017.

At September 30, 2018, our stockholders’ deficit was $1,282,309 as compared to $617,240 at December 31, 2017. The principal reason for the increase in stockholders’ deficit was the impact of the merger with True Wireless.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2018 and 2017.

	2018	2017

Net cash provided by operating activities	$187,951	$91,600
Net cash provided by investing activities	243,768	-
Net cash provided by (used in) financing activities	(296,687)	558,829
Net increase in cash and cash equivalents	$135,032	$650,429

At September 30, 2018, the Company had the following material commitments and contingencies.

Notes payable and long-term debt - See Note 7 to the Consolidated Financial Statements.

Advances from related party - See Note 6 to the Consolidated Financial Statements to the Consolidated Financial Statements.

Cash requirements and capital expenditures – The Company did not have any purchases of capital expenditures during the three months ended September 30, 2018. At the current level of operations, the Company has to borrow funds to meet basic operating costs. The Company plans to use debt and equity financing to meet the cash requirements of the TW acquisition.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Going Concern – The Company has not established sources of revenues sufficient to fund the development of its business, or to pay projected operating expenses and commitments for the next year. The Company had a working capital deficit of $4,910,495, an accumulated deficit of $1,282,309 at September 30, 2018 and incurred a loss for the past two years. These factors, among others, create an uncertainty about our ability to continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2018 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as lowering our current debt burden and completing the acquisition of TW. Currently, the Company is negotiating with several institutional investors for equity investment which will be used to pay down existing debt obligations and cover any operational shortfalls in the short term. The Company’s ability to continue as a going concern is dependent on the success of this plan.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the period ending September 30, 2018, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2018. Our management has determined that, as of September 30, 2018, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2018, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

West Publishing v DigitizeIQ LLC.

On or about September 28, 2017 West Publishing Corporation (“West Publishing”) filed a civil action in the Superior Court of the State of California County of San Diego, Central Division (Case# 37-201700034215-CU-CL-CTL) for breach of contract and open book account against the Company’s subsidiary DIQ. West Publishing claims an open account of $435,700 against DIQ from an account originating in 2014 wherein DIQ provided lead-generation services for West Publishing. The Company has retained counsel and will vigorously defend this action. The Company contends that the open book account claimed by West Publishing is an accounting error and that, in fact, West Publishing owes DIQ for verified lead generation services during the relevant period. This matter is still pending as of the date of this Report and the outcome cannot be predicted. There is no guarantee that this matter can be resolved on any basis which is favorable to the Company. In November 2018, the Company entered into a settlement agreement to remedy the outstanding civil action filed. Pursuant to the agreement, the Company will pay West Publishing the principal amount of $125,000 plus interest accruing at the annual rate of 7%. The Company will make monthly principal payments as follows:

December 7, 2018	$25,000
January 7, 2019	25,000
February 7, 2019	25,000
March 7, 2019	20,000
$95,000

On November 6, 2018, the Company made the first payment of $30,000 as required in the settlement agreement.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, the Company sold 2,300,000 shares of its common stock for $460,000 in cash.

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

In August 2018, Company reached a settlement with a debt holder and issued 2,175,000 shares in full settlement of the outstanding debt of $435,000.

During the nine months ended September 30, 2018, the Company granted 48,000 restricted shares to a consultant for services provided.

During the nine months ended September 30, 2018, the Company granted its Chief Financial Officer 50,000 options to purchase the Company’s common stock with an exercise price of $0.41 per share, a term of 5 years, and a vesting period of 1 year.

All of the foregoing shares were issued pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

SURGE HOLDINGS, INC.

Date: November 14, 2018

	By:	/s/ Kevin Brian Cox
Chief Executive Officer

