Form 10-K
period 2018-12-31
Surge Holdings, Inc.
filed 2019-04-01
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. June 30, 2018 - $12,683,757.

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 1, 2018, the registrant had outstanding 88,046,391 shares of its common stock, par value of $0.001.

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

REFERENCES WITHIN THIS REPORT

All references to “Surge Holdings,” the “Company,” “we,” “us,” and “our” refer to Surge Holdings, Inc. and its subsidiaries, unless the context otherwise requires or where otherwise indicated.

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

Surge Holdings operates through its wholly-owned subsidiaries: (i) Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, (ii) Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009, (iii) DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014, (iv) Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006, (v) Surge Logics Inc (“Logics”), an Nevada corporation that was formed on October 2, 2018 and (vi) True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”).

Business description

The Company’s current focus is the provision of financial and telecommunications services to the financially underserved (i.e. persons who have little or no access to credit) within the population. The Company provides a suite of services which are primarily marketed through small retail establishments which are utilized by members of its target market.

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

SurgePhone offers discounted talk, text, and 4G LTE data wireless plans at prices that average 15% – 40% lower than competitors. (Unlimited plans start at just $10/month) Available nationwide, SurgePhone also offers strategic discounts such as the Surge Heroes campaign that rewards teachers, first responders, active military and veterans with a free Android smartphone (surgeheroes.com).

SafeHomePhone is a nationwide home phone alternative. This product has a modem that connects to the PCS network and allows customers to plug in their traditional home phone without paying the local phone company or worrying about wiring. Customers can save 60% or more and keep their same number.

The SurgePhone Volt 5XL’s slim, sturdy, affordable design fits comfortably in your hand and easily in your pocket. It’s mesmerizing 5” LCD touchscreen display delivers an HD entertainment experience for your favorite videos and movies, while dual front and back cameras allow you to capture stunning photos. Plus, with an expandable micro SD memory slot, you can add even more storage for your best memories.

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

The Surge Utility Token is part of our rewards program intended to incentivize customer loyalty while also encouraging each customer to purchase additional Surge services. For example, a wireless customer should also become a SurgePays Visa holder and or other products in the Surge ecosystem as we expand. The Surge Tokens are issued on the Ethereum blockchain and are ERC-20 compliant. The tokens will be used for redeeming gifts and prizes from the Surge Rewards website. The launch target for the Surge Utility Token is Q4 2018.

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

Centercom

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services for SURG. Centercom also provides call center support for various third-party clients. The Company’s primary initiatives for Centercom are:

●	Assisting in on-boarding SurgePays Portal into over 40,000 retail locations and subsequent ongoing white glove support
●	Aggressively marketing new “Free Wireless Service” program to substantially grow customer base while enhancing customer service
●	Launch SurgePays Reloadable Visa Card by end of 1st Quarter
●	Support the Company’s IT infrastructure including database management
●	Upsell-related FinTech products to our existing customer base to increase revenue

Employees and Labor Relations

At December 31, 2018, we had fifteen full-time employees. We plan to add corporate and managerial staff as necessary consistent with the growth of our operations.

We plan to concentrate on the acquisition of companies where the employees are not, and have not historically been, members of unions. However, there is no assurance that any company that we acquire will not be the subject of a successful unionization vote.

ITEM 1A - RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: DESCRIPTION OF PROPERTIES

The Company presently occupies space at 3124 Brother Blvd 104, Bartlett TN 38133 on a rent-free basis. The Company will acquire additional office space as its needs warrant.

ITEM 3: LEGAL PROCEEDINGS

The following is summary of threatened, pending, asserted or un-asserted claims against the Company or any of its wholly owned subsidiaries.

1)	Wayne Coy v. Surge Holdings, Inc. et. al., Eight Judicial District Court, Clark County, Nevada, case # D- 539906.
Mr. Coy filed this action against the Company to enforce a Warrant to purchase 100,000 shares of Company Common Stock purportedly issued by the Company in November 2016. The Company has filed an answer which generally denies the allegations of the Complaint and a cross-complaint was filed by the Company suggesting that the Warrant is unenforceable. This matter is currently pending and the Company cannot predict its ultimate outcome.

2)	Alan Massara v. Surge Holdings, Inc. et. al., Eight Judicial District Court, Clark County, Nevada (unfiled).

Mr. Massara presented the Company with a complaint seeking payment on a promissory note in the principal amount of $101,250 which was originally issued in satisfaction of certain obligations of the Company to him. In November 2018, the Company entered into a Settlement Agreement with Mr. Massara which provided for the payment by the Company of an initial payment of $21,250 followed by eight additional monthly payments of $10,000.

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by OTC Markets Inc. for the two years ended December 31, 2018 and 2017. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

Period ended	High	Low
December 31, 2018	$0.430	$0.322
September 30, 2018	$0.407	$0.246
June 30, 2018	$0.350	$0.200
March 31, 2018	$1.400	$0.305

December 31, 2017	$0.850	$0.310
September 30, 2017	$0.420	$0.016
June 30, 2017	$0.020	$0.050
March 31, 2017	$0.030	$0.050

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

Recent Sales of Unregistered Securities

On March 8, 2018, the Company granted a consultant 48,000 restricted shares for services rendered.

On April 11, 2018, the Company issued 152,555,416 shares of Common Stock as consideration for the True Wireless, Inc. merger. As discussed in Note 1 to our consolidated financial statements, the equity of the Company is the historical equity of TW retroactively restated to reflect the number of shares issued by the Company in the transaction. These common shares were recorded as a retroactive 2017 transaction as incentive to complete the merger.

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

As noted in Note 8 to our consolidated financial statements, in August 2018, Company reached a settlement with the debt holder and issued 2,175,000 in full settlement of the outstanding debt totaling $435,000.

On June 29, 2018, each of Kevin Brian Cox, the Company’s Chief Executive Officer, and Thirteen Nevada LLC entered into separate Exchange Agreements with the Company whereby the Shareholders agreed to exchange an aggregate of 148,741,531 shares of previously issued Company Common Stock for an aggregate of 594,966 shares of newly-issued Company Series C Convertible Preferred Stock.

During the year ended December 31, 2018, the Company issued 48,400 shares of Series C Preferred in exchange for the conversion of a note payable of $3,000,000 and accrued interest of $24,952.

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

Holders

As of April 1, 2019, there are approximately 82 shareholders of record of the Company’s common stock, including 13,892,734 shares held by CEDE & Co. as nominee.

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

None.

ITEM 6: SELECTED FINANCIAL DATA

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward-Looking Statement made by or on behalf of the Company.

COMPARISON OF YEARS ENDED DECEMBER 31, 2018 AND 2017

Revenues during the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Revenue	$15,244,155	$13,459,980
Cost of revenue	8,570,240	8,096,076
Gross profit	$6,673,915	$5,363,904

Revenue increased $1,784,175 (14%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. while gross profit increased $1,310,011 (25%) primarily as a result of re-negotiated supply contracts in True Wireless, Inc.

Costs and expenses during the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Depreciation and amortization	$149,642	$6,939
Selling, general and administration	8,059,742	5,152,680
Total	$8,209,384	$5,159,619

Depreciation and amortization increased $142,703 primarily as a result of the acquisition of cryptocurrency mining equipment that was subsequently sold in December 2018. See Note 6 to the Consolidated Financial Statements.

Selling, general and administrative costs (S, G & A) increased $2,907,291 (56%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S, G & A expenses of the Surge companies represent $2,411,100 of the expenses that are not included in the 2017 expenses.

Selling, general and administrative expenses during the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Telecom operations center	$1,852,427	$1,322,449
Contractors and consultants	1,177,371	720,085
Compensation	753,373	316,245
Webhosting/internet	819,255	346,682
Professional services	1,499,685	1,478,788
Advertising and marketing	559,333	427,152
Other	1,398,298	541,279
Total	$8,059,742	$5,152,680

Total selling, general and administrative expense (S, G & A) increased $2,907,062 from $5,152,680 in 2017 to $8,059,742 in 2018. The detail changes are discussed below:

*	Telecom operations center expenses increased from $1,322,449 in 2017 to $1,852,427 in 2018. In 2017 True Wireless, Inc. was in the process of contracting with a new vendor as their previous vendor ceased operations.
*	Contractors and consultants increased to $1,177,371 in 2018 from $720,085 in 2017. The 2018 period included $692,860 in Surge companies consulting costs that not included in the 2017 expenses.
*	Compensation increased from $316,245 in 2017 to $753,373 in 2018 primarily due to the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Webhosting/internet costs increased to $819,255 in 2018 from $346,682 in 2017 primarily due to the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Professional services increased from $1,478,788 in 2017 to $1,499,685 in 2018 primarily due to professional fees associated with the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Other costs increased to $1,398,298 in 2018 from $541,279 in 2017 primarily due to the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Advertising and marketing costs increased to $559,333 in 2018 from $427,152 in 2017 primarily due to the Company initiating advertising and marketing campaigns to support new products.

Other (expense) income during the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Interest expense	$(140,457)	$(24,021)
Change in fair value of derivative liability	(4,105)	-
Change in fair value of LTC cryptocurrency	(95,387)	-
Gain on sale of assets	273,453	-
Gain on settlement of liabilities	43,117	2,587,600
	$76,621	$2,563,579

Interest expense increased to $116,436 in 2018 from $24,021 in 2017 primarily due to consolidating the debt in Surge Holdings, Inc. after the merger between Surge Holdings, Inc. and True Wireless, Inc.

The change in fair value of LTC cryptocurrency increased to $95,387 in 2018 due to the decrease in the market value of LTC cryptocurrency.

In December 2018, the Company sold all of its Cryptocurrency assets and recognized a gain on the sale totaling $273,453. See Note 6 to the Consolidated Financial Statements.

During the year ended December 31, 2018, the Company settled outstanding liabilities through the issuance of 3,815,722 shares of common stock and recorded a gain on settlement of $43,117. During the year ended December 31, 2017, the Company settled outstanding liabilities and recorded a gain of $2,587,600.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At December 31, 2018 and 2017, our current assets were $3,059,820 and $2,989,419, respectively, and our current liabilities were $4,792,035 and $2,810,528, respectively, which resulted in a working capital deficit of $1,732,215 and a working capital surplus of $178,891, respectively.

Total assets at December 31, 2018 and 2017 amounted to $4,084,318 and $3,076,838, respectively. At December 31, 2018, assets consisted of current assets of $3,059,820, net property and equipment of $30,990, net intangible assets of $65,269, goodwill of $866,782 and other long-term assets of $61,457, as compared to current assets of $2,989,419, net property and equipment of $25,962 and other long-term assets of $61,457 at December 31, 2017.

At December 31, 2018, our total liabilities of $6,072,551 increased $2,378,473 from $3,694,078 at December 31, 2017.

At December 31, 2018, our total stockholders’ deficit was $1,988,233 as compared to $617,240 at December 31, 2017. The principal reason for the increase in stockholders’ deficit was the impact of the merger in April 2018.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2018 and 2017.

	2018	2017

Net cash provided by (used in) operating activities	$(1,015,614)	$227,802
Net cash used in investing activities	(278,035)	-
Net cash provided by financing activities	464,101	607,087
Net change in cash and cash equivalents	$(829,548)	$834,889

At December 31, 2018, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 8 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 9 to the Consolidated Financial Statements.

Advances from related party - See Note 12 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs. The Company plans to use debt and equity financing to meet the cash requirements of the TW acquisition.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Going Concern – The Company had a loss from operations of approximately $1.5 million for the year ended December 31, 2018. As of December 31, 2018, we had cash and working capital deficit of approximately $445,000 and $1,732,000, respectively. Management made a decision to achieve certain goals in order to ramp up revenue in 2019 and beyond that negatively affected revenue in 2018. By implementing this process, six key achievements were successfully reached in 2018. One, we have developed and rolled out our SurgePhone wireless and SurgePays Debit card. Two, we have completed work on our second generation SurgePays Fintech software, which has now been released. Three, we have organized our human resources to support the significant growth which is a major goal for fiscal year 2019. Four, we have put in place important cost controls, including our relations with our Operations Center to support our growth in a cost-effective manner. Five, we have had ongoing productive negotiations with trade organizations to support the rapid scaling and roll-out of our products and services. Six, we have significantly restructured our balance sheet to be an effective platform for growth.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2019 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing will be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the year ended December 31, 2018, we were required to make material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses as a result of the acquisitions completed during 2018. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company operates as a smaller reporting company and is not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of Surge Holdings, Inc. the years ended December 31, 2018 and December 31, 2017, is set forth as follows:

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Surge Holdings, Inc. & Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Holdings, Inc. & Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2017

Nashville, Tennessee

March 30, 2019

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$444,612	$1,274,160
Accounts receivable, less allowance for doubtful accounts of $17,000 and none, respectively	206,679	5,525
Note receivable	190,000	-
Lifeline revenue due from USAC	850,966	1,170,569
Customer phone supply	1,356,701	520,165
Prepaid expenses	10,862	-
Due from related party	-	19,000
Total current assets	3,059,820	2,989,419
Property and Equipment, less accumulated depreciation of $13,782 and $127,015, respectively	30,990	25,962
Intangible assets less accumulated amortization of $319,375	65,269	-
Goodwill	866,782	-
Other long-term assets	61,457	61,457
Total assets	$4,084,318	$3,076,838

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$3,104,234	$1,696,348
Accounts payable and accrued expenses - related party	149,901	-
Payable - Telecom Operations Center - current	-	334,939
Credit card liability	394,840	-
Loss contingency	70,000	-
Deferred revenue	50,000	-
Derivative liability	51,058	-
Advance from related party	389,502	-
Note payable - related party	-	344,241
Notes payable and current portion of long-term debt, net	582,500	435,000
Total current liabilities	4,792,035	2,810,528
Long-term debt less current portion – related party	680,000	-
Trade payables - long term	600,516	883,550
Total liabilities	6,072,551	3,694,078
Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 3,000,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	13,000	3,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 643,366 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	643	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 88,046,391 shares and 152,555,416 shares issued and outstanding at December 31, 2018 and 2017, respectively	88,047	152,555
Additional paid in capital	333,623	(155,555)
Accumulated deficit	(2,423,546)	(617,240)
Total stockholders’ deficit	(1,988,233)	(617,240)
Total liabilities and stockholders’ deficit	$4,084,318	$3,076,838

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2018 and 2017

	2018	2017

Revenue	$15,244,155	$13,459,980

Cost of revenue	8,570,240	8,096,076

Gross profit	6,673,915	5,363,904

Cost and expenses
Depreciation and amortization	149,642	6,939
Selling, general and administrative	8,059,742	5,152,680
Total costs and expenses	8,209,384	5,159,619

Operating profit (loss)	(1,535,469)	204,285

Other income (expense):
Interest expense	(140,457)	(24,021)
Change in fair value of derivative liability	(4,105)	-
Change in fair value of LTC cryptocurrency	(95,387)	-
Gain on sale of assets	273,453	-
Gain on settlement of liabilities	43,117	2,587,600
Total other expense (income)	76,621	2,563,579

Net income (loss) before provision for income taxes	(1,458,848)	2,767,864

Provision for income taxes	82,230	-

Net income (loss)	$(1,541,078)	$2,767,864

Net loss per common share, basic and diluted	$(0.02)	$0.04

Weighted average common shares outstanding – basic and diluted	81,566,892	76,183,385

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

Years ended December 31, 2018 and 2017

	Series A Preferred		Series C Preferred		Common Stock		Additional Paid-in	Members’	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Equity	Deficit	Total

Balance, January 1, 2017	-	$-	-	$-	-	$-	$-	$(3,379,915)	$-	$(3,379,915)

Issuance of common shares to facilitate the reverse merger agreement	-	-	-	-	152,555,416	152,555	(152,555)	-	-

Issuance of Series A Preferred shares to facilitate the reverse merger agreement	3,000,000	3,000	-	-	-	-	(3,000)	-	-	-

Members’ contributions	-	-	-	-	-	-	-	124,811	-	124,811

Members’ withdrawals	-	-	-	-	-	-	-	(130,000)	-	(130,000)

Reclassification of undistributed members’ earnings to accumulated deficit	-	-	-	-	-	-	-	2,767,864	-	2,767,864

Net income	-	-	-	-	-	-	-	617,240	(617,240)	-

Balance, December 31, 2017	3,000,000	3,000	-	-	152,555,416	152,555	(155,555)	-	(617,240)	(617,240)

Recapitalization in reverse merger	10,000,000	10,000	-	-	79,888,784	79,889	(3,687,835)		(265,228)	(3,863,174)

Issuance of common stock and options for services rendered	-	-	-	-	528,000	528	157,380	-		157,908

Issuance of common stock for settlement of accounts payable	-	-	-	-	1,206,741	1,207	249,328	-		250,535

Issuance of common stock for settlement of debt and accrued interest	-	-	-	-	2,608,981	2,609	597,303	-		599,912

Issuance of Series C Preferred Stock for conversion of promissory note and accrued interest	-	-	48,400	48	-	-	3,024,856	-	-	3,024,904

Issuance of Series C Preferred Stock in exchange for Common Stock	-	-	594,966	595	(148,741,531)	(148,741)	148,146	-	-	-

Net loss	-	-	-	-	-	-	-	-	(1,541,078)	(1,541,078)
Balance, December 31, 2018	13,000,000	$13,000	643,366	$643	88,046,391	$88,047	$333,623	$-	$(2,423,546)	$(1,988,233)

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Operating activities
Net income (loss)	$(1,541,078)	$2,767,864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	149,642	6,939
Stock-based compensation	157,907	-
Change in fair value of LTC cryptocurrency coins	63,487	-
Change in fair value of derivative liability	4,105	-
Gain on settlement of liabilities	(61,709)	-
Loss on settlement of debt	14,667	-
Changes in operating assets and liabilities:
Accounts receivable	(102,815)	664
Lifeline revenue due from USAC	319,603	(33,296)
Customer phone supply	(836,536)	288,335
LTC Cryptocurrency Coins	(96,992)	-
Prepaid expenses	40,465	-
Deferred revenue	(171,500)	-
Loss contingency	120,000	-
Accounts payable and accrued expenses	925,140	(2,802,704)
Net cash provided by (used in) operating activities	(1,015,614)	227,802

Investing activities
Net cash received in business combination	243,768	-
Advances under note receivable	(190,000)	-
Purchase of fixed assets	(331,803)	-
Net cash used in investing activities	(278,035)	-

Financing activities
Capital contributions - net	-	(3,155)
Due from related party - net	17,554	(19,000)
Note payable - net	(31,250)	285,000
Line of credit - advances	1,441,029	-
Line of credit - repayments	(1,441,029)	-
Loan repayments – related party	-	-
Loan proceeds under related party financing arrangement	1,653,500	1,271,242
Loan repayments under related party financing arrangement	(1,175,703)	(927,000)
Net cash provided by financing activities	464,101	607,087

Net (decrease) increase in cash and cash equivalents	(829,548)	834,889

Cash and cash equivalents, beginning of period	1,274,160	439,271

Cash and cash equivalents, end of period	$444,612	$1,274,160

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$10,580	$3,052
Income taxes	$82,230	$-

Non-cash investing and financing activities:
Acquisition of customer phones through related party note payable	$-	$35,000
Debt acquired in business combination	$3,000,00	$-
Exchange of Common Stock for Series C Preferred Stock	$148,741	$-
Liabilities settled in Common Stock	$3,875,352	$-
Trade payables under a vendor settlement arrangement	$-	$412,866

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

1	BASIS OF PRESENTATION AND BUSINESS

Basis of presentation

The accompanying consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014, Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011, Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009, DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014 Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006, Surge Logics Inc (“Logics”), an Nevada corporation that was formed on October 2, 2018 and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

SurgePhone offers discounted talk, text, and 4G LTE data wireless plans at prices that average 15% – 40% lower than competitors. (Unlimited plans start at just $10/month) Available nationwide, SurgePhone also offers strategic discounts such as the Surge Heroes campaign that rewards teachers, first responders, active military and veterans with a free Android smartphone (surgeheroes.com).

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

Surge Digital Assets

Surge Cryptocurrency strategically mines Ethereum, Litecoin and cryptocurrencies. The Company’s mining operation consists of 136 machines pooled together with other machines in a mining pool to maximize the processing power and yields. This operation does not require any Surge human capital and runs 24/7. The goal for this subsidiary is to hold Bitcoin, Litecoin, Ripple and Stellar as digital assets with the expectation of future appreciation. In December 2018, the Company entered into an asset purchase agreement by which the Company transferred the assets and liabilities to a third party. See Note 6.

The Surge Utility Token is part of our rewards program intended to incentivize customer loyalty while also encouraging each customer to purchase additional Surge services. For example, a wireless customer should also become a SurgePays Visa holder and or other products in the Surge ecosystem as we expand. The Surge Tokens are issued on the Ethereum blockchain and are ERC-20 compliant. The tokens will be used for redeeming gifts and prizes from the Surge Rewards website. The launch target for the Surge Utility Token is Q4 2018.

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

Centercom Global, S.A. de C.V.

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V. (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services for SURG. Centercom also provides call center support for various third-party clients. The Company’s primary initiatives for Centercom are:

●	Assisting in on-boarding SurgePays Portal into over 40,000 retail locations and subsequent ongoing white glove support
●	Aggressively marketing new “Free Wireless Service” program to substantially grow customer base while enhancing customer service
●	Launch SurgePays Reloadable Visa Card by end of 1st Quarter
●	Support the Company’s IT infrastructure including database management
●	Upsell-related FinTech products to our existing customer base to increase revenue

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management's expectations. No customer accounted for more than 10% of revenues in 2018 or 2017.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2018 and 2017.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

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

Direct write-offs are taken in the period when the Company has exhausted their efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that the Company should abandon such efforts. For the years ended December 31, 2018 and 2017, the Company reported $0 and $0 of bad debt expense, respectively.

Customer Phone Supply

Customer phone supply consists of cellular telephones provided to eligible customers in accordance with Federal Communications Commission rules outlined in the Communications Act of 1934, as amended. These telephones are amortized to Cost of Sales over a 12-month period from the date put into service. The amount amortized into Cost of Revenues was $1,170,295 and $1,473,956 for the years ended December 31, 2018 and 2017, respectively.

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

The change in the Level 3 financial instrument is as follows:

2018
Balance, January 1, 2018	$-
Additions – Merger transaction	59,141
Additions & disposals - net	(12,188)
Change in fair value recognized in operations	4,105
Balance, December 31, 2018	$51,058

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions as of December 31, 2018:

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

Deferred Revenues

The Company records deferred revenues when it receives payments or issues invoices in advance of transferring control of promised goods or services to a customer. The advance consideration received from a customer is deferred until the Company provides the customer that product or service. At December 31, 2018, the deferred revenues totaled $50,000. There were no deferred revenues at December 31, 2017.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2018 contained a significant financing component.

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

Advertising costs

Advertising costs are expensed as incurred in accordance with ASC 720-35 “Advertising Costs”. The Company incurred advertising costs of $559,333 and $427,151 for the years ended December 31, 2018 and 2017, respectively, which are included in selling, general and administrative expenses on the Company’s consolidated financial statements.

Share-based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation.” Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option awards is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on the Common stock of the Company and does not intend to pay dividends on the Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

Earnings (loss) per common share

Basic net income (loss) per common share is computed by dividing net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. At December 31, 2018 and 2017, there were 50,000 and zero potentially dilutive common stock equivalents, respectively. Basic and diluted earnings (loss) per share are the same for each of the periods presented since there was a loss for the year ended December 31, 2018 and the common stock equivalents are thus antidilutive.

Income taxes

We use the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Through December 23, 2014, KSIX and BLVD operated as limited liability companies and all income and losses were passed through to the owners. Through October 12, 2015, DIQ operated as a limited liability company and all income and losses were passed through to its owner. Subsequent to the acquisition dates, these limited liability companies were owned by Surge and became subject to income tax.

Through April 1, 2018, TW operated as a limited liability company and all income and losses were passed through to the owners. In order to facilitate the merger discussed above, TW converted from a limited liability company to a C-Corp.

ASC Topic 740-10-30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings. The Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or if probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted, and entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect the new standard will have a material effect on the consolidated financial statements and related disclosures

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company adopted the standard during the year ended December 31, 2018 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company does not believe the new standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3	LIQUIDITY

The Company had a loss from operations of approximately $1.5 million for the year ended December 31, 2018. As of December 31, 2018, we had cash and working capital deficit of approximately $445,000 and $1,732,000, respectively. Management made a decision to achieve certain goals in order to ramp up revenue in 2019 and beyond that negatively affected revenue in 2018. By implementing this process, six key achievements were successfully reached in 2018. One, we have developed and rolled out our SurgePhone wireless and SurgePays Debit card. Two, we have completed work on our second generation SurgePays Fintech software, which has now been released. Three, we have organized our human resources to support the significant growth which is a major goal for fiscal year 2019. Four, we have put in place important cost controls, including our relations with our Operations Center to support our growth in a cost-effective manner. Five, we have had ongoing productive negotiations with trade organizations to support the rapid scaling and roll-out of our products and services. Six, we have significantly restructured our balance sheet to be an effective platform for growth.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2019 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, and complete proposed acquisitions. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing will be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenues, net	$15,684,032	$14,889,852
Net income (loss)	$(1,541,078)	$787,568
Net income (loss) per share	$(0.02)	$0.01
Weighted average number of shares outstanding	81,566,892	76,183,385

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2017 or to project potential operating results as of any future date or for any future periods.

The Company consolidated TW as of the closing date of the agreement, and the results of operations of the Company include that of TW.

5	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2018	December 31, 2017
Computer Equipment	$15,263	$93,865
Furniture and Fixtures	7,996	34,916
Leasehold Improvements	25,513	24,196
	48,772	152,977
Less: Accumulated Depreciation	(13,782)	(127,015)
	$30,990	$25,962

Depreciation expense was $112,990 and $6,939 for the years ended December 31, 2018 and 2017, respectively.

6	CRYPTOCURRENCY ASSET SALE

In December 2018, the Company executed an agreement with a related party for the sale of Cryptocurrency assets for proceeds of $891,192. In exchange for the purchased assets with a net book value of $523,743, the related party would assume the liabilities of the entity consisting of accounts payable of $40,235 and outstanding debt and accrued interest of $808,600. The Company recognized a gain on sale totaling $273,453.

7	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the year ended December 31, 2018, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $55,185. At December 31, 2018 and 2017, the Company’s total credit card liability was $394,840 and $0, respectively.

8	NOTES PAYABLE – RELATED PARTY

As of December 31, 2018 and 2017, notes payable due to a related party consists of:

	December 31, 2018	December 31, 2017
Note payable to SMDMM Funding LLC; interest at 8% per annum; due on demand [1]	$-	$344,241
Promissory note payable – to SMDMM Funding LLC; interest at 6% per annum [2]	680,000	-
	680,000	344,241

Current portion of long-term debt – related party	-	344,241
Long-term debt less current portion – related party	$680,000	$-

SMDMM Funding, LLC is owned by the Company’s chief executive officer. Accrued interest owed to SMDMM Funding, LLC was $10,718 and $1,711 at December 31, 2018 and 2017, respectively.

[1]	During the year ended December 31, 2018, an additional $133,500 was advanced to the Company. The Company repaid the outstanding balance and accrued interest of $477,74 and $574, respectively, prior to year-end.

[2]	In December 2018, the Company executed a promissory note payable agreement with SMDMM for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. The Company drew advances on the note totaling $760,000. As part of the Cryptocurrency transaction discussed in Note 6 above, $80,000 of the outstanding balance under the promissory note was assumed by the purchaser.

As part of the Cryptocurrency transaction discussed in Note 5 above, a total of $808,600 of outstanding balance under related party debt was assumed by the purchaser.

9	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2018 and 2017, notes payable and long-term debt consists of:

	December 31, 2018	December 31, 2017
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	$70,000	$-
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	485,000	-
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [2]	27,500	-
Unsecured demand notes to an unaffiliated third-party company bearing interest at 6.49% [3]	-	435,000
	$582,500	$435,000

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at December 31, 2018 - $235,000)

●	A third non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 and remains unpaid as of December 31, 2018.

The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date). The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and was amortized to interest expense until the due date of the notes.

2 Convertible note payable to River North Equity, LLC (“RNE”) - The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount is fully amortized.

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

[3]	Unsecured Demand Note – In August 2018, the Company reached a settlement with the debt holder and issued 2,175,000 common shares in full settlement of the outstanding debt.

In December 2018, the Company issued 433,981 shares of its common stock in settlement of debt and accrued interest of $107,500 and $8,190, respectively. In addition, the Company wrote-off the derivative liability of $34,556 related to the note. The fair value of the shares on day of issuance was $164,913 and the Company recorded a loss on extinguishment of debt of $14,667.

Derivative liability

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception. As noted above, the Company reached an agreement with a debt holder to convert outstanding debt and interest into shares of common stock. As a result, the Company wrote-off the existing derivative liability of $34,556.

The estimated fair value of the derivative instruments was valued using the Black-Scholes option pricing model, using the following assumptions during the year ended December 31, 2018:

Estimated dividends	None
Expected volatility	113.72%
Risk free interest rate	3.13%
Expected term	.01-36 months

10	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the majority owner of the Company. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. of December 31, 2018, the outstanding balance on the LOC was $0.

11	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

The Company, pursuant to the consent of the Board of Directors filed a Certificate of Designation with the Nevada Secretary of State which designated 10,000,000 shares of the Company’s authorized preferred stock as Series “A” Preferred Stock, par value $0.001. The Series “A” Preferred Stock has the following attributes:

●	Ranks senior only to any other class or series of designated and outstanding preferred shares of the Company;

●	Bears no dividend;

●	Has no liquidation preference, other than the ability to convert to common stock of the Company;

●	The Company does not have any rights of redemption;

●	Voting rights equal to ten shares of common stock for each share of Series “A” Preferred Stock;

●	Entitled to same notice of meeting provisions as common stock holders;

●	Protective provisions require approval of 75% of the Series “A” Preferred Shares outstanding to modify the provisions or increase the authorized Series “A” Preferred Shares; and

●	Each one Series “A” Preferred Shares can be converted into ten common share at the option of the holder.

On April 11, 2018, the Company issued 3,000,000 shares of Series A Preferred Stock as consideration for the True Wireless, Inc. merger. As discussed in Note 1, the equity of the Company is the historical equity of TW retroactively restated to reflect the number of shares issued by the Company in the transaction. These preferred shares were recorded as a retroactive 2017 transaction as incentive to complete the merger.

Upon close of the merger, the Company recorded 10,000,000 shares of Series A Preferred Stock as a part of the recapitalization transaction for services previously rendered by the Company’s former Chief Executive Officer and Chairman of the Board of Directors.

As of December 31, 2018 and 2017, there were 13,000,000 and 3,000,000 shares of Series A issued and outstanding, respectively.

Series “C” Convertible Preferred Stock

On June 22, 2018, the Board of Directors approved a Certificate of Designation for Company Series C Convertible Preferred stock, which was filed with the Secretary of State of the State of Nevada on that date. The Certificate of Designations approved the creation of a new series of preferred stock consisting of 1,000,000 shares of Series C Convertible Preferred Stock par value $0.001 (“Series C Preferred Stock”) with an original issue price of $100.00 per share.

The Series “C” Preferred Stock has the following attributes:

●	Ranks junior only to any other class or series of designated and outstanding preferred shares of the Company;

●	Bears a dividend per share of Series C Preferred Stock equal to the per share amount (as converted), and in the same form as, the dividend payable to the holders of the Common Stock;

●	With respect to such liquidation, dissolution or winding up, the holders of Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of Junior Securities but after distribution of such assets among, or payment thereof to holders of any Senior Preferred Stock, an amount equal to the Series C Original Issue Price for each share of Series C Preferred Stock plus an amount equal to all declared but unpaid dividends on Series C Preferred Stock;

●	The Company does not have any rights of redemption;

●	Voting rights equal to 250 shares of common stock for each share of Series “C” Preferred Stock;

●	Entitled to same notice of meeting provisions as common stock holders;

●	Protective provisions require approval of 75% of the Series “C” Preferred Shares outstanding to modify the provisions or increase the authorized Series “C” Preferred Shares; and

●	Each one Series “C” Preferred Shares can be converted into ten common share at the option of the holder.

As noted above, each share of Series C Preferred Stock is convertible into 250 shares of Company Common Stock (the same conversion rate utilized in the exchange transaction), but is only convertible on the first to occur of the following events:

(i)	The Volume Weighted Average Price (“VWAP”) of the Company’s Common Stock during any then consecutive trading days is at least $2.00 per share; or

(ii)	June 30, 2019.

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

During the year ended December 31, 2018, the Company issued 48,400 shares of Series C Preferred in exchange for the conversion of a note payable of $3,000,000 and accrued interest of $24,952.

As of December 31, 2018 and 2017, there were 643,366 and 0 shares of Series C issued and outstanding, respectively.

Common Stock

On March 8, 2018, the Company granted a consultant 48,000 restricted shares for services rendered.

On April 11, 2018, the Company issued 152,555,416 shares of Common Stock as consideration for the True Wireless, Inc. merger. As discussed in Note 1, the equity of the Company is the historical equity of TW retroactively restated to reflect the number of shares issued by the Company in the transaction. These common shares were recorded as a retroactive 2017 transaction as incentive to complete the merger.

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

As noted above in Note 8, in August 2018, Company reached a settlement with the debt holder and issued 2,175,000 in full settlement of the outstanding debt totaling $435,000.

During the year ended December 31, 2018, the Company recorded total stock-based compensation expense of approximately $146,000 in relation to shares issued for services.

As of December 31, 2018 and 2017, there were 88,046,391 and 152,555,416 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

On March 8, 2018, the Company granted its Chief Financial Officer 50,000 warrants to purchase the Company’s common stock with an exercise price of $0.41 per share, a term of 5 years, and a vesting period of 1 year. The warrants have an aggregated fair value of approximately $14,700 that was calculated using the Black-Scholes option-pricing model based on the assumptions below.

December 31, 2018
Risk-free interest rate	2.03%
Expected life of grants	1.5 years
Expected volatility of underlying stock	173.02%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

During the years ended December 31, 2018, the Company recorded total stock-based compensation expense related to the warrants of approximately $11,800. The unrecognized compensation expense at December 31, 2018 was approximately $2,900.

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

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance has no fixed maturity. As of December 31, 2018 and 2017, the outstanding balance due was $389,502 and $0, respectively.

For the years ended December 31, 2018 and 2017, outsourced management services fees of $1,020,000 was paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the Statement of Operations. Axia is owned by the majority owner of the Company.

At December 31, 2018 and 2017, the Company had trade payables to Axia of $66,535 and $55,400, respectively.

For the years ended December 31, 2018 and 2017, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $1,016,393 and $1,639,655, respectively. These costs are included in Cost of revenue in the Statement of Operations. The majority owner of the Company is a minority owner of 321 Communications.

At December 31, 2018 and 2017, the Company had trade payables to 321 Communications of $52,161 and $132,404, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the years ended December 31, 2018 and 2017 were $2,129,546 and $976,678, respectively, and are included in Cost of revenue in the Statement of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global.

At December 31, 2018 and 2017, the Company had trade payables to CenterCom Global of $175,000 and $150,000, respectively.

See Note 5 for long-term debt due to related parties.

13	COMMITMENTS AND CONTINGENCIES

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

In October 2018, the Company signed an agreement with Pastime Foods (“Pastime”) in order to expand the Company’s distribution network for its SurgePays portal. The agreement will initiate distribution and sales to over 15,000 convenience and retail locations with a long-term target of greater than 40,000 locations. According to the agreement, Pastime commits to selling more than an average required minimum of $1,500 of monthly sales revenue per location. The Company will fund the initial placement costs and expenses with a total initial advance of $190,000 as well as fees of $10,000. Any advances will be offset by the sharing of distribution revenues for shipments paid by retailers directly to Pastime and the Company. The sharing percentage will be 100% of the net distribution profit until the advances have been covered. As of December 31, 2018, the outstanding receivable due to the Company pursuant to the agreement is $190,000 and is shown as Note Receivable on the consolidated balance sheet.

In November 2018, the Company entered into a settlement agreement with West Publishing Corporation (“West”) to remedy an outstanding civil action filed by West. Pursuant to the agreement, the Company will pay West the principal amount of $125,000 plus interest accruing at the annual rate of 7%. The Company will make monthly principal payments as follows:

January 7, 2019	$20,000
February 7, 2019	25,000
March 7, 2019	25,000
$70,000

In November and December 2018, the Company made two payments totaling $55,000 as required in the settlement agreement.

14	INCOME TAXES

Deferred Tax Assets

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

For the periods from inception through the date of conversion to a C corporation in April 2018, the Company reported its income under True Wireless LLC, a limited liability company. As a result, the Company’s income for federal and state income tax purposes were reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements of the Company through the date of conversion.

At December 31, 2018, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $1.5 million that may be used to offset future taxable income through the fiscal year ending December 31, 2038. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $290,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $290,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $290,000 for the year ended December 31, 2018.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest expense” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No material interest or penalties on unpaid tax were recorded during the year ended December 31, 2018. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Components of deferred tax assets are as follows:

December 31, 2018
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$291,359
Less valuation allowance	(291,359)
Deferred tax assets, net of valuation allowance	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Year Ended December 31, 2018

Federal statutory income tax rate	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)%

Effective income tax rate	0.0%

15	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended December 31, 2018 and 2017 and as of December 31, 2018 and 2017, are as follows:

	Surge	TW	Total
Year ended December 31, 2018
Revenue	$2,445,468	$12,798,687	$15,244,155
Cost of revenue	(1,864,727)	(6,705,513)	(8,570,240)
Gross margin	580,741	6,093,174	6,673,915
Costs and expenses	(2,558,156)	(5,651,228)	(8,209,384)
Operating income (loss)	(1,977,415)	441,946	(1,535,469)

Year ended December 31, 2017
Revenue	$-	$13,459,980	$13,459,980
Cost of revenue	-	(8,096,076)	(8,096,076)
Gross margin	-	5,363,904	5,363,904
Costs and expenses	-	(5,159,619)	(5,159,619)
Operating income	-	204,285	204,285

December 31, 2018
Total assets	$947,550	$3,136,768	$4,084,318
Total liabilities	2,694,258	3,378,293	6,072,551

December 31, 2017
Total assets	$-	$1,176,094	$1,176,094
Total liabilities	-	3,076,838	3,076,838

16	SUBSEQUENT EVENTS

Effective February 15, 2019, the Company’s Board of Directors appointed Anthony P. Nuzzo, Jr. as President of the Company replacing Kevin Brian Cox. Mr. Cox will continue to serve the Company as its Chief Executive Officer and Chairman of the Board. Mr. Nuzzo will continue to also serve as the Company’s Chief Operating Officer.

On February 15, 2019, Carter Matzinger elected to exchange outstanding non-interest bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred Stock.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2018, the Board of Directors of Surge Holdings, Inc. (“Surge” or “Company”) decided to engage Rodefer Moss & Co. PLLC, Nashville, TN, as independent principal accountant and auditor to report on the Company’s financial statements for the fiscal year ended December 31, 2018, including performing the required quarterly reviews.

In conjunction with the new engagement, the Company has dismissed its former accountant, Paritz & Co., P.A., Hackensack, NJ (“Paritz”), as the Company’s independent registered accounting firm effective April 30, 2018. Paritz has served the Company well since 2010. Under Item 304 of Regulation S-K, the reason for the auditor change is dismissal, not resignation nor declining to stand for re-election.

During the Company’s two most recent fiscal years, the financial statements for which period were audited by Paritz, and in the subsequent interim period when Paritz was the auditor of record, (i) there were no disagreements with Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Paritz’s satisfaction, would have caused Paritz to make reference in connection with its opinion to the subject matter of the disagreement, and (ii) there were no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K. Paritz audited the financial statements for the year ended December 31, 2017 and 2016, which had been prepared assuming that the Company would continue as a going concern and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Other than the going concern explanatory paragraph, the report of Paritz on the Company’s financial statements as of and for the period ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of an opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

On April 30, 2018, the Company approved the engagement of Rodefer Moss & Co. PLLC (“Rodefer”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2018. During the two most recent fiscal years and the subsequent interim period through the date of the dismissal of Paritz, the Company did not consult with Rodefer regarding any matters described in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of December 31, 2018, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to a lack of segregation of duties.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the year ended December 31, 2018.

ITEM 9B: OTHER INFORMATION

Centercom Global, S.A. de C.V.

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V. (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services for SURG. Centercom also provides call center support for various third-party clients. The Company’s primary initiatives for Centercom are:

●	Assisting in on-boarding SurgePays Portal into over 40,000 retail locations and subsequent ongoing white glove support
●	Aggressively marketing new “Free Wireless Service” program to substantially grow customer base while enhancing customer service
●	Launch SurgePays Reloadable Visa Card by end of 1st Quarter
●	Support the Company’s IT infrastructure including database management
●	Upsell-related FinTech products to our existing customer base to increase revenue

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Listed below are our directors and executive officers.

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age

Kevin Brian Cox	Chief Executive Officer and Director	42
Carter Matzinger	Director	44
Anthony P. Nuzzo, Jr.	President, Chief Operating Officer and Director	49
David C. Ansani	Secretary, Chief Administrative Officer and Director	53
Brian M. Speck	Chief Financial Officer	44

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Kevin Brian Cox – Chief Executive Officer and a Director – Mr. Cox has been Chief Executive Officer and a Director since July 2017. He also served as President of the Company from July 2017 to February 2019. He been the majority owner and CEO of True Wireless since January 2011. True Wireless has been a leader and innovator in the wireless industry with a focus on providing reduced cost cellular service to low income individuals. Mr. Cox got his start in telecom in 2004 when he founded his first telephone company (CLEC). Through organic growth and acquisition, he ran 3 CLECs providing service to 200,000 residential subscribers and became the largest prepaid home phone company in the country before selling in 2009. Mr. Cox is a minority partner, investor and or stakeholder in several other technology companies including telecom, wireless and network transactions. Mr. Cox has a proven track record of not only success but winning. Many aspects of his leadership style are contributed to what he learned on the football field while earning Team Captain and All-Conference honors at Murray State University while majoring in Economics.

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

Anthony P. Nuzzo Jr. – President, Chief Operating Officer and Director – Mr. Nuzzo has been the Chief Operating Officer and a director of the Company since July 2016. In February 2019, he was appointed President of the Company. In 1991 Mr. Nuzzo formed Nuzzo Enterprises, Inc. d/b/a Jackson Hewitt Tax Service, a tax franchise, and successfully expanded the company to include twenty-two locations spread over six counties in Chicago, IL and the Syracuse, NY area. In June 2003, Mr. Nuzzo became one of five co-founders and Managing Members to successfully launch Leading Edge Recovery Solutions, LLC. In 2008 ranked 21st in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies Annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being Ranked 346 overall by Inc. In 2009, Mr. Nuzzo left for a new challenge and purchased Glass Mountain Capital, LLC. Mr. Nuzzo set out to create an Accounts Receivable Management company that focused on helping the consumer while achieving goals set by the clients. In 2013 under the leadership of Mr. Nuzzo Glass Mountain Capital, LLC was ranked 198 in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies Annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being overall by Inc. Magazine annual publishing of the Top 500 Fastest Growing Private Companies in the U.S. REVENUE: $6.9 Million. In early 2017, Mr. Nuzzo successful launched a near shore BPO, CenterCom Global, BPO in Central America. CenterCom will give all clients a near shore option that will drive down costs and build efficiencies.

David C. Ansani – Secretary, Chief Administrative Officer and Director – Mr. Ansani has been a director of the Company since August 2017. He was also appointed Secretary of the Company in February 2019. From 2010 to the present date, he has been and is Chief Compliance Officer/Human Resources Officer/In-House Counsel for Glass Mountain Capital, LLC, a start-up financial services company specializing in the recovery of distressed assets. In this capacity, he reviews and evaluates compliance issues and concerns within the organization. The position ensures that management and employees are in compliance with applicable laws, rules and regulations of regulatory agencies (FDCPA, TCPA, GLB, CFPB, etc.); that company policies and procedures are being followed; and that behavior in the organization meets the company’s standards of conduct.

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

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the Company’s Chief Executive Officer and all other executive officers of the Company and any employee of the Company whose cash compensation exceeds $100,000 for the years ended December 31, 2018 and 2017.

	Annual Compensation				Long-Term Compensation³
					Restricted	Securities
Name and				Other Annual	Stock	Underlying
Principal		Salary	Bonus	Compensation	Awards	Options	LTIP	All Other
Position[4]	Year	($)[1]	($)[2]	($)[5]	($)	($)	Payouts	Compensation

Carter Matzinger[4]	2018	$120,000	$—	$—	$—	$—	$—	$—
Former CEO, CFO and Director	2017	$120,000	$—	$—	$—	$—	$—	$—

Kevin Brian Cox	2018	$—	$—	$—	$—	$—	$—	$—
CEO, Former CFO and Director	2017	$—	$—	$—	$—	$—	$—	$—

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

3 The Company plans on developing an “Employee Stock Option Plan” (“ESOP”) for both management and strategic consultants. However, the Company does anticipate executing long-term employment contracts with both, along with other members of the future management team, during the 2019 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options. At the current time, the Company does not know the final structure of the ESOP or the proposed long-term management employment contracts.

4 As of the Company’s last fiscal year and the date of the filing of this current report, there are officially no other executive officers of the Company besides Mr. Matzinger as is required to be disclosed under Item 402(m)(2)(ii) and (iii), and the instructions to Item 402(m)(2) as set forth under regulation S-K. Additionally, there are no other employees who could even be considered to be an executive officer who make in excess of $100,000 USD per year.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date

None.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

None.

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

Compensation of Directors

At the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company. The Company plans to put in place an industry standard director compensation package during the fiscal year 2019.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information table sets forth certain information regarding the Common Stock owned on April 1, 2019 by: (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock; (ii) each director and officer; and (iii) all officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner [1]	Title of Beneficial Owner	Amount of Beneficial Ownership		% of Class [2]
Common	Carter Matzinger	Director
	10624 S. Eastern, Suite A-910
	Henderson, NV 89052		1,025,000	[7]	1.17%
Series C Preferred			6,232	[6]	0.01%

Common	Anthony P. Nuzzo Jr. [3] 1930 Thoreau Drive, Suite 100 Schaumberg, IL 60173	President, Chief Operating Officer and Director	4,025,000		4.61%
Series C Preferred			72,0006		9.98%

Common	Kevin Brian Cox[4] 3124 Brother Blvd. #104 Bartlett, TN 38133	Chairman, Director, President and Chief Executive Officer	18,885,238		21.62%

Series A Preferred			13,000,000	[5]	100%

Series C Preferred			643,364	[6]	89.16%

Common	David C. Ansani 1930 Thoreau Drive Suite 100 Schaumburg, IL 60173	Director	7,000		*

Common	All Directors & Officers as a Group (4 persons)		23,942.238		27.41%

Common	Edwin F. Winfield 1771 East Flamingo Road, Suite 206A	5% Holder			7.01%
	Las Vegas, NV 89119		6,126,134	[7]

*	Less than one (1) percent

Notes:

(1) The person named in this table has sole voting and investment power with respect to all shares of common stock reflected as beneficially owned.

(2) based on 87,355,586 of common stock outstanding as of March 26, 2019; there are no underlying options and 50,000 warrants to purchase shares of Common Stock, or other securities convertible into the Common Stock of the Company, that currently are exercisable or convertible or that will become exercisable or convertible within sixty (60) days of this filing.

(3) Includes 1,600,000 shares owned by Anthony P. Nuzzo Jr. and 2,425,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Nuzzo is managing member.

(4) Includes 11,000,000 shares owned by Kevin Brian Cox, 4,813,885 shares owned by EWP Communications, LLC, a Tennessee liability company, of which Mr. Cox is a beneficial owner, and 2,425,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Cox is a beneficial owner.

(5) Each share of Series A Preferred Stock is entitled to vote ten (10) shares of Common Stock for each one (1) share of Series A Preferred Stock held and each 10 shares of Series A Preferred Stock is convertible into one share of Common Stock.

(6) Each share of Series C Preferred Stock is convertible into 250 shares of Common Stock. Series C Preferred Stock is entitled to vote on an as-converted basis.

(6) Includes 1,025,000 shares owned by Thirteen Nevada, LLC, a Nevada limited liability company, of which Mr. Matzinger is a beneficial owner.

(7) Includes 4,626,134 shares owned by Edwin F. Winfield and 1,500,000 shares owned by Vegas Media Group, Inc., a Nevada corporation, of which Mr. Winfield is a beneficial owner.

The Company has not yet formalized stock option plans for its officers, employees, directors and consultants.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance has no fixed maturity. As of December 31, 2018 and 2017, the outstanding balance due was $389,502 and $0, respectively.

For the years ended December 31, 2018 and 2017, outsourced management services fees of $1,020,000 was paid to Axia Management, LLC (“Axia”) as compensation for services provided and were commensurate with the level of effort required to provide these services. These costs are included in Selling, general and administrative expenses in the Statement of Operations. Axia is owned by the majority owner of the Company.

At December 31, 2018 and 2017, the Company had trade payables to Axia of $66,535 and $55,400, respectively.

For the years ended December 31, 2018 and 2017, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $1,016,393 and $1,639,655, respectively. These costs are included in Cost of revenue in the Statement of Operations. The majority owner of the Company is a minority owner of 321 Communications.

At December 31, 2018 and 2017, the Company had trade payables to 321 Communications of $52,161 and $132,404, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the years ended December 31, 2018 and 2017 were $2,129,546 and $976,678, respectively, and are included in Cost of revenue in the Statement of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global. At December 31, 2018 and 2017, the Company had trade payables to CenterCom Global of $175,000 and $150,000, respectively.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal year ended December 31, 2018, we retained Rodefer Moss & Co, PLLC (“RM”) as our principal accountants. For the fiscal year ended December 31, 2017, we retained Paritz & Company, P.A. (“Paritz”) as our principal accountants. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees – The aggregate fees billed for professional services rendered by RM was approximately $95,000 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal year ended December 31, 2018. The aggregate fees billed for professional services rendered by Paritz was approximately $39,000 for the audit of the Company’s annual financial statements and the quarterly reviews for the fiscal year ended December 31, 2017.

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

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

(a)	The following documents are filed as part of this report:

1	Financial Statements – The following financial statements of Surge Holdings, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountant

●	Consolidated Balance Sheets at December 31, 2018 and 2017

●	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

●	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018 and 2017

●	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

●	Notes to Consolidated Financial Statements

2	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document [4]
101.SCH	XBRL Taxonomy Extension Schema Document [4]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [4]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [4]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [4]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [4]

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Surge, Inc.

April 1, 2019	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer, Principal Executive Officer and a Director

April 1, 2019	/s/ Brian M. Speck
Brian M. Speck
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2019	/s/ Kevin Brian Cox
Chief Executive Officer, Principal Executive Officer and a Director

April 1, 2019	/s/ David C. Ansani
David C. Ansani
Secretary, Chief Administrative Officer and a Director

April 1, 2019	/s/ Carter Matzinger
Carter Matzinger
Director

April 1, 2019	/s/ Anthony P. Nuzzo
Anthony P. Nuzzo
President, Chief Operating Officer and a Director

