Form 10-Q
period 2019-03-31
Surge Holdings, Inc.
filed 2019-05-15
CIK 1392694

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging Growth Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ] No[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 89,734,615 shares of common stock outstanding as of May 15, 2019.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in SURGE HOLDINGS, INC.’s Form 10-K dated December 31, 2018 filed with the SEC on April 1, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,416,635	$444,612
Accounts receivable, less allowance for doubtful accounts of $24,841 and $17,000, respectively	765,391	206,679
Note receivable	190,000	190,000
Lifeline revenue due from USAC	487,487	850,966
Customer phone supply	679,985	1,356,701
Prepaid expenses	11,566	10,862
Total current assets	3,551,064	3,059,820
Property and Equipment, less accumulated depreciation of $15,157 and $13,782, respectively	29,614	30,990
Intangible assets less accumulated amortization of $328,538	56,106	65,269
Goodwill	866,782	866,782
Investment in Centercom	200,474	-
Other long-term assets	61,457	61,457
Total assets	$4,765,497	$4,084,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$2,523,133	$3,104,234
Accounts payable and accrued expenses - related party	367,733	149,901
Credit card liability	462,080	394,840
Loss contingency	-	70,000
Deferred revenue	150,000	50,000
Derivative liability	51,058	51,058
Line of credit	930,973	-
Advance from related party	-	389,502
Notes payable and current portion of long-term debt, net	562,500	582,500
Total current liabilities	5,047,477	4,792,035
Long-term debt less current portion – related party	1,054,000	680,000
Trade payables - long term	555,965	600,516
Total liabilities	6,657,442	6,072,551
Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 643,366 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	722	643
Common stock: $0.001 par value; 500,000,000 shares authorized; 90,613,819 shares and 88,046,391 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	90,614	88,047
Additional paid in capital	2,070,860	333,623
Accumulated deficit	(4,067,141)	(2,423,546)
Total stockholders’ deficit	(1,891,945)	(1,988,233)
Total liabilities and stockholders’ deficit	$4,765,497	$4,084,318

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2019	2018

Revenue	$3,938,773	$3,430,898

Cost of revenue	2,479,567	1,751,067

Gross profit	1,459,206	1,679,831

Cost and expenses
Depreciation and amortization	10,538	1,227
Selling, general and administrative	2,560,780	1,270,084
Total costs and expenses	2,571,318	1,271,311

Operating profit (loss)	(1,112,112)	408,520

Other income (expense):
Interest expense	(45,949)	(7,517)
Gain on investment in Centercom	21,966	-
Loss on settlement of liabilities	(507,500)	-
Total other income (expense)	(531,483)	(7,517)

Net income (loss) before provision for income taxes	(1,643,595)	401,003

Provision for income taxes	-	-

Net income (loss)	$(1,643,595)	$401,003

Net income (loss) per common share, basic and diluted	$(0.02)	$0.01

Weighted average common shares outstanding – basic and diluted	88,496,653	79,963,016

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

Three Months ended March 31, 2019

							Additional
	Preferred Stock		Series C Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	13,000,000	$3,000	643,366	$643	88,046,391	$88,047	$333,623	$(2,423,546)	$(1,988,233)

Issuance of common stock and warrants for services rendered	-	-	-	-	21,000	21	99,352	-	99,373

Issuance of common stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Sale of common stock and warrants	-	-	-	-	1,671,428	1,671	563,329	-	565,000

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net loss	-	-	-	-	-	-	-	(1,643,595)	(1,643,595)
Balance, March 31, 2019	13,000,000	$13,000	721,598	$722	90,613,819	$90,614	$2,070,860	$(4,067,141)	$(1,891,945)

Three Months ended March 31, 2018

							Additional
	Preferred Stock		Series C Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	3,000,000	$3,000	-	$-	152,555,416	$152,555	$(155,555)	$(617,240)	$(617,240)

Recapitalization	10,000,000	10,000	-	-	79,888,784	79,889	(3,687,835)	(265,228)	(3,863,174)

Net income	-	-	-	-	-	-	-	401,003	401,003
Balance, March 31, 2018	13,000,000	$13,000	594,966	$595	87,513,372	$87,514	$(2,878,701)	$(481,465)	$(4,079,411)

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$(1,643,595)	$401,003
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	10,539	1,227
Stock-based compensation	99,373	-
Loss on settlement of liabilities	507,500	-
Gain on equity investment in Centercom	(21,966)	-
Changes in operating assets and liabilities:
Accounts receivable	(558,712)	(4,821)
Lifeline revenue due from USAC	363,479	68,115
Customer phone supply	676,716	97,508
Prepaid expenses	(704)	-
Credit card liability	67,240	-
Loss contingency	30,000	-
Accounts payable and accrued expenses	(407,820)	(570,231)
Net cash used in operating activities	(877,950)	(7,199)

Financing activities
Issuance of common stock	565,000	-
Due from related party - net	-	19,000
Note payable	(20,000)	-
Line of credit - advances	1,130,973	-
Line of credit - repayments	(200,000)	-
Loan proceeds under related party financing arrangement	674,000	133,500
Loan repayments under related party financing arrangement	(300,000)	(477,741)
Net cash provided by (used in) financing activities	1,849,973	(325,241)

Net increase (decrease) in cash and cash equivalents	972,023	(332,440)

Cash and cash equivalents, beginning of period	444,612	1,274,160

Cash and cash equivalents, end of period	$1,416,635	$941,720

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$16,953	$574
Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$389,502	$-
Exchange of investment in CenterCom for Series C Preferred Stock	$178,508	$-

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2019

1	BUSINESS

The accompanying condensed consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014; Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011; Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009; DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014; Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006; Surge Logics Inc (“Logics”), an Nevada corporation that was formed on October 2, 2018; and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying condensed consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of March 31, 2019.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management’s expectations. No customer accounted for more than 10% of revenues in 2019 or 2018.

Method of Accounting

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods: (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20). Pursuant to Paragraph 323-10-05-5, the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2019 and December 31, 2018.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2019 contained a significant financing component.

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

Through April 1, 2018, TW operated as a limited liability company and all income and losses were passed through to the owners. In order to facilitate the merger discussed above, TW converted from a limited liability company to a Subchapter C Corporation.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

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

3	LIQUIDITY

The Company had a loss from operations of approximately $1.1 million for the three months ended March 31, 2019. As of March 31, 2019, we had cash and working capital deficit of approximately $1.4 million and $1.5 million, respectively. Management made a decision to achieve certain goals in order to ramp up revenue in 2019 and beyond that negatively affected revenue in 2018. By implementing this process, six key achievements were successfully reached in 2018. One, we have developed and rolled out our SurgePhone wireless and SurgePays Debit card. Two, we have completed work on our second generation SurgePays Fintech software, which has now been released. Three, we have organized our human resources to support the significant growth which is a major goal for fiscal year 2019. Four, we have put in place important cost controls, including our relations with our Operations Center to support our growth in a cost-effective manner. Five, we have had ongoing productive negotiations with trade organizations to support the rapid scaling and roll-out of our products and services. Six, we have significantly restructured our balance sheet to be an effective platform for growth.

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

Pursuant to the terms of the Merger Agreement, TW, Inc. merged into Acquisition Sub in a transaction where TW, Inc. was the surviving company and become a wholly-owned subsidiary of the Company. The transaction was structured as a tax-free reverse triangular merger. In addition to the 12,000,000 shares of Company Common Stock and $500,000 cash which has been previously paid to the shareholders of TW, at the closing of the merger transaction, the shareholders of TW received the following as additional merger consideration:

● 152,555,416 shares of newly-issued Company Common Stock, which will gave the shareholders of TW, on a proforma basis, a 69.5% interest in the Company’s total Common Shares.

● An additional number of shares of Company Common Stock, if any, which were necessary to vest 69.5% of the aggregate issued and outstanding Common Stock in the shareholders of TW at the Closing.

● A Promissory Note in the original face amount of $3,000,000, bearing interest at 3% per annum maturing on December 31, 2018.

● 3,000,000 shares of newly-issued Company Series A Preferred Stock

Following the closing of the merger transaction the Company’s investment in TW consisted of the following:

	Shares	Amount
Consideration paid prior to Closing:
Cash paid		$500,000
Common stock issued	12,000,000	1,200,000
Total consideration paid	12,000,000	$1,700,000
Consideration paid at Closing:
Common stock to be issued at closing (1)	152,555,416	$60,683,006
Series A Preferred Stock to be issued at closing	3,000,000	120,000
Note payable due December 31, 2018		3,000,000
Total consideration to be paid		$63,803,006

Total consideration		$65,503,006

(1)	The Common Shares issued at closing of the Merger Transaction had a closing price of approximately $0.40 per share on the date of the transaction.

Following the closing of the transaction, TW’s financial statements as of the Closing were consolidated with the Consolidated Financial Statements of the Company.

The following presents the unaudited pro-forma combined results of operations of the Company with the TW Business as if the entities were combined on January 1, 2018.

Three Months Ended
March 31, 2018
Revenues, net	$3,870,775
Net income	$136,005
Net income per share	$0.00)
Weighted average number of shares outstanding	79,963,016

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

The Company consolidated TW as of the closing date of the agreement, and the results of operations of the Company include that of TW.

5	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2019	December 31, 2018
Computer Equipment	$11,263	$11,263
Furniture and Fixtures	7,996	7,996
Leasehold Improvements	25,513	25,513
	44,771	44,771
Less: Accumulated Depreciation	(15,157)	(13,782)
	$29,614	$30,990

Depreciation expense was $1,375 and $1,227 for the three months ended March 31, 2019 and 2018, respectively.

6	CRYPTOCURRENCY ASSET SALE

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

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the three months ended March 31, 2019, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $55,185. At March 31, 2019 and December 31, 2018, the Company’s total credit card liability was $462,080 and $394,840, respectively.

8	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC, an entity that is owned by the Company’s chief executive officer. The promissory note was for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. As of March 31, 2019, the Company drew advances on the note totaling $1,434,000. As part of the Cryptocurrency transaction discussed in Note 6 above, $80,000 of the outstanding balance under the promissory note was assumed by the purchaser. During the three months ended March 31, 2019, the Company made principal and accrued interest payments of $300,000 and $10,286, respectively. The outstanding principal balance under the promissory note due to SMDMM was $1,054,000 and $680,000 at March 31, 2019 and December 31, 2018, respectively. Accrued interest owed to SMDMM was $15,670 and $10,718 at March 31, 2019 and December 31, 2018, respectively.

9	NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2019 and December 31, 2018, notes payable and long-term debt consists of:

	March 31, 2019	December 31, 2018
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	$50,000	$70,000
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	485,000	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [2]	27,500	27,500
	$562,500	$582,500

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at March 31, 2019 and December 31, 2018 - $235,000).

●	A third non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 and remains unpaid as of March 31, 2019.

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

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. During the three months ended March 31, 2019, total advances and repayments under the LOC were $1,130,973 and $200,000, respectively. As of March 31, 2019 and December 31, 2018, the outstanding balance on the LOC was $930,973 and $0, respectively.

11	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

As of March 31, 2019 and December 31, 2018, there were 13,000,000 shares of Series A issued and outstanding.

Series “C” Convertible Preferred Stock

As discussed above in Note 1, on January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom. Upon execution of the agreement, the Company issued 72,000 shares of Preferred C stock (convertible into 18,000,000 shares of common stock) to a director, officer and minority owner of the Company who has a controlling interest in Centercom. The Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying condensed consolidated balance sheets.

On February 15, 2019, Carter Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock.

As of March 31, 2019 and December 31, 2018, there were 721,598 and 643,366 shares of Series C issued and outstanding, respectively.

Common Stock

On February 14, 2019, the Company granted a consultant 21,000 restricted shares for services rendered.

On March 27, 2019, the Company reached a settlement with a consultant to issue 875,000 shares for services rendered. Upon execution of the settlement, the Company recorded a loss on settlement of $507,500.

During the three months ended March 31, 2019, the Company sold an aggregate of 1,671,428 shares of common stock and 621,430 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $565,000.

During the three months ended March 31, 2019, the Company recorded total stock-based compensation expense of $65,700 in relation to shares issued for services.

As of March 31, 2019 and December 31, 2018, there were 90,613,819 and 88,046,391 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

On February 15, 2019, the Company executed a consulting agreement with a third party for professional services. Upon execution of the agreement, the Company agreed to issue 100,000 warrants to purchase the Company’s common stock with an exercise price of $3.00 per share, a term of 3 years, and immediate vesting. In addition, the consultant is eligible to receive 150,000 warrants upon achievement of certain milestones as discussed in the agreement.

The 250,000 warrants to be issued upon execution have an aggregated fair value of approximately $30,782 that was calculated using the Black-Scholes option-pricing model based on the assumptions below.

March 31, 2019
Risk-free interest rate	2.50%
Expected life of grants	3 years
Expected volatility of underlying stock	168.71%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

During the three months ended March 31, 2019, the Company recorded total stock-based compensation expense related to the warrants of approximately $33,673. The unrecognized compensation expense at March 31, 2019 was approximately $0.

12	RELATED PARTY TRANSACTIONS

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance has no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of March 31, 2019 and December 31, 2018, the outstanding balance due was $0 and $389,502, respectively.

For the three months ended March 31, 2019 and 2018, outsourced management services fees of $255,000 was paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Axia is owned by the majority owner of the Company.

At March 31, 2019 and December 31, 2018, the Company had trade payables to Axia of $137,603 and $66,535, respectively.

For the three months ended March 31, 2019 and 2018, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $146,690 and $366,588, respectively. These costs are included in Cost of revenue in the Condensed Consolidated Statements of Operations. The owner of the majority of the Company’s voting shares is a minority owner of 321 Communications.

At March 31, 2019 and December 31, 2018, the Company had trade payables to 321 Communications of $44,421 and $52,161, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the three months ended March 31, 2019 and 2018 were $581,073 and $450,000, respectively, and are included in Cost of revenue in the Condensed Consolidated Statements of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global. As discussed in Note 1, on January 17, 2019 the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom for $178,508, the Company’s ownership percentage of the net book value of Centercom upon completion of the transaction.

At March 31, 2019 and December 31, 2018, the Company had trade payables to CenterCom Global of $185,709 and $175,000, respectively.

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

As of March 31, 2019, all payments were made as required in the settlement agreement.

15	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018, are as follows:

	Surge	TW	Total
Three Months ended March 31, 2019
Revenue	$1,141,751	$2,797,022	$3,938,773
Cost of revenue	(739,408)	(1,740,159)	(2,479,567)
Gross margin	402,343	1,056,863	1,459,206
Costs and expenses	(1,547,194)	(1,024,124)	(2,571,318)
Operating income (loss)	(1,144,851)	32,739	(1,112,112)

Three Months ended March 31, 2018
Revenue	$-	$3,430,898	$3,430,898
Cost of revenue	-	(1,751,067)	(1,751,067)
Gross margin	-	1,679,831	1,679,831
Costs and expenses	-	(1,271,311)	(1,271,311)
Operating income	-	408,520	408,520

March 31, 2019
Total assets	$1,043,233	$3,722,264	$4,765,497
Total liabilities	2,714,289	3,943,153	6,657,442

December 31, 2018
Total assets	$947,550	$3,136,768	$4,084,318
Total liabilities	2,694,258	3,378,293	6,072,551

16	SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company sold 5,264,285 shares of common stock at an offering price of $0.35 per share resulting in gross proceeds of $1.8 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of March 31, 2019 and 2018 and for the three months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Revenues during the three months ended March 31, 2019 and 2018 consisted of the following:

	2019	2018
Revenue	$3,938,773	$3,430,898
Cost of revenue	2,479,567	1,751,067
Gross profit	$1,459,206	$1,679,831

Revenue increased $507,875 (14.8%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. while gross profit decreased $220,625 (13.2%) primarily as a result of reduced revenues in True Wireless, Inc.

Costs and expenses during the three months ended March 31, 2019 and 2018 consisted of the following:

	2018	2017
Depreciation and amortization	$10,538	$1,227
Selling, general and administration	2,560,780	1,270,084
Total	$2,571,318	$1,271,311

Depreciation and amortization increased $9,311 primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc.

Selling, general and administrative costs (S, G & A) increased $1,290,696 (101.7%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S, G & A expenses of the Surge companies represent $1,537,033 of the expenses that are not included in the 2018 expenses.

Selling, general and administrative expenses during the three months ended March 31, 2019 and 2018 consisted of the following:

	2019	2018
Telecom operations center	$494,916	$450,000
Contractors and consultants	445,936	72,072
Compensation	365,807	60,780
Webhosting/internet	153,978	95,488
Professional services	418,468	396,907
Advertising and marketing	375,861	23,330
Other	305,812	171,507
Total	$2,560,778	$1,270,084

Total selling, general and administrative expense (S,G & A) increased $1,290,696 from $1,270,084 in 2018 to $2,560,780 in 2019. The detail changes are discussed below:

*	Telecom operations center expenses increased from $450,000 in 2018 to $494,916 in 2019 primarily as a result of the contracting vendor providing services for Surge Blockchain, LLC.
*	Contractors and consultants increased to $445,936 in 2019 from $72,072 in 2018. The 2019 period includes $375,113 in expenses of the Surge companies that are not included in the 2018 expenses.
*	Compensation increased from $60,780 in 2018 to $365,807 in 2019 primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Webhosting/internet costs increased to $153,978 in 2019 from $95,488 in 2018.
*	Professional services increased from $396,907 in 2018 to $418,468 in 2019.
*	Other costs increased to $305,814 in 2019 from $171,507 in 2018. The 2019 period includes $168,378 in expenses of the Surge companies that are not included in the 2018 expenses.
*	Advertising and marketing costs increased to $375,861 in 2019 from $23,330 in 2018 primarily due to the Company implementing new advertising and marketing campaigns.

Other income (expense) during the three months ended March 31, 2019 and 2018 consisted of the following:

	2018	2017
Interest expense	$(45,949)	$(7,517)
Gain on equity investment in Centercom	21,966	-
Loss on settlement of liabilities	(507,500)	-
	$(531,483)	$(7,517)

Interest expense increased to $45,949 in 2019 from $7,517 in 2018 primarily due to consolidating the debt in Surge Holdings, Inc. after the merger between Surge Holdings, Inc. and True Wireless, Inc.

The gain on equity investment in Centercom of $21,966 in 2019 is due to the 40% acquisition of Centercom in January 2019.

During the three months ended March 31, 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of common stock and recorded a loss on settlement of $507,00.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At March 31, 2019 and December 31, 2018, our current assets were $3,551,064 and $3,059,820, respectively, and our current liabilities were $5,047,477 and $4,792,035, respectively, which resulted in a working capital deficit of $1,496,413 and $1,732,215, respectively.

Total assets at March 31, 2019 and December 31, 2018 amounted to $4,765,497 and $4,084,318, respectively. At March 31, 2019, assets consisted of current assets of $3,551,064, net property and equipment of $29,614, net intangible assets of $56,106, goodwill of $866,782, equity investment in Centercom of $200,474 and other long-term assets of $61,457, as compared to current assets of $3,059,820, net property and equipment of $30,990, net intangible assets of $65,269, goodwill of $866,782 and other long-term assets of $61,457 at December 31, 2018.

At March 31, 2019, our total liabilities of $6,657,442 increased $584,891 from $6,072,551 at December 31, 2018.

At March 31, 2019, our total stockholders’ deficit was $1,891,945 as compared to total stockholders’ deficit of $1,988,233 at December 31, 2018. The principal reason for the decrease in stockholders’ deficit was the impact of the net loss of $1,643,595 offset by the equity issuances during the quarter.

The following table sets forth the major sources and uses of cash for the three months March 31, 2019 and 2018.

	2018	2017

Net cash used in operating activities	$(877,950)	$(7,199)
Net cash provided by investing activities	-	-
Net cash provided by (used in) financing activities	1,849,973	(325,241)
Net increase (decrease) in cash and cash equivalents	$972,023	$(332,440)

At March 31, 2019, the Company had the following material commitments and contingencies.

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

Liquidity – The Company had a loss from operations of approximately $1.1 million for the three months ended March 31, 2019. As of March 31, 2019, we had cash and working capital deficit of approximately $1.4 million and $1.5 million, respectively. Management made a decision to achieve certain goals in order to ramp up revenue in 2019 and beyond that negatively affected revenue in 2018. By implementing this process, six key achievements were successfully reached in 2018. One, we have developed and rolled out our SurgePhone wireless and SurgePays Debit card. Two, we have completed work on our second generation SurgePays Fintech software, which has now been released. Three, we have organized our human resources to support the significant growth which is a major goal for fiscal year 2019. Four, we have put in place important cost controls, including our relations with our Operations Center to support our growth in a cost-effective manner. Five, we have had ongoing productive negotiations with trade organizations to support the rapid scaling and roll-out of our products and services. Six, we have significantly restructured our balance sheet to be an effective platform for growth.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the three months ending March 31, 2019, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2019. Our management has determined that, as of March 31, 2019, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2019, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company sold 1,688,224 shares of its common stock for $565,000 in cash.

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

SURGE HOLDINGS, INC.
Date: May 15, 2019
	By:	/s/ Kevin Brian Cox
Chief Executive Officer

