Form 10-Q
period 2019-06-30
Surge Holdings, Inc.
filed 2019-08-14
CIK 1392694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-52522

SURGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0550352
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3124 Brother Blvd, Suite 104
Bartlett TN	38133
(Address of principal executive offices)	(Zip Code)

(800) 760-9689
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of the registrant’s common stock outstanding as of August 14, 2019 was 97,414,983 shares.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,438,457	$444,612
Accounts receivable, less allowance for doubtful accounts of $24,841 and $17,000, respectively	1,236,626	206,679
Note receivable	190,000	190,000
Lifeline revenue due from USAC	305,320	850,966
Customer phone supply	503,410	1,356,701
Prepaid expenses	114,418	10,862
Total current assets	3,788,231	3,059,820
Property and Equipment, less accumulated depreciation of $16,580 and $13,782, respectively	28,191	30,990
Intangible assets less accumulated amortization of $337,701	46,943	65,269
Goodwill	866,782	866,782
Investment in Centercom	243,283	-
Operating least right of use asset, net	213,414	-
Other long-term assets	61,457	61,457
Total assets	$5,248,301	$4,084,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$2,746,455	$3,104,234
Accounts payable and accrued expenses - related party	439,826	149,901
Credit card liability	516,956	394,840
Loss contingency	60,000	70,000
Deferred revenue	-	50,000
Derivative liability	18,511	51,058
Operating lease liability	33,080	-
Line of credit	927,973	-
Advance from related party	-	389,502
Notes payable and current portion of long-term debt, net	532,500	582,500
Total current liabilities	5,275,301	4,792,035
Long-term debt less current portion – related party	1,105,000	680,000
Operating lease liability – net	180,334	-
Trade payables - long term	512,384	600,516
Total liabilities	7,073,019	6,072,551
Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 643,366 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	722	643
Common stock: $0.001 par value; 500,000,000 shares authorized; 97,988,818 shares and 88,046,391 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	97,989	88,047
Additional paid in capital	4,604,735	333,623
Accumulated deficit	(6,541,164)	(2,423,546)
Total stockholders’ deficit	(1,824,718)	(1,988,233)
Total liabilities and stockholders’ deficit	$5,248,301	$4,084,318

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$3,454,420	$4,054,665	$7,393,194	$7,485,563

Cost of revenue	2,311,755	2,169,203	4,791,322	3,920,270

Gross profit	1,142,665	1,885,462	2,601,872	3,565,293

Cost and expenses
Depreciation and amortization	10,586	61,586	21,124	62,813
Selling, general and administrative	3,663,783	2,016,066	6,224,564	3,286,151
Total costs and expenses	3,674,369	2,077,652	6,245,688	3,348,964

Operating profit (loss)	(2,531,704)	(192,190)	(3,643,816)	216,329

Other expense (income):
Interest expense	26,441	79,892	72,390	87,409
Change in fair value of derivative liability	-	(2,619)	-	(2,619)
Change in fair value of LTC cryptocurrency	-	50,906	-	50,906
Gain on investment in Centercom	(42,809)	-	(64,775)	-
(Gain)/loss on settlement of liabilities	(41,313)	-	466,187	-
Total other expense (income)	(57,681)	128,179	473,802	135,696

Net income (loss) before provision for income taxes	(2,474,023)	(320,369)	(4,117,618)	80,633

Provision for income taxes	-	54,750	-	54,750

Net income (loss)	$(2,474,023)	$(375,119)	$(4,117,618)	$25,883

Net loss per common share, basic and diluted	$(0.03)	$(0.00)	$(0.04)	$0.00

Weighted average common shares outstanding – basic and diluted	93,511,061	82,519,793	92,066,948	76,206,307

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

Three Months ended June 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2019	13,000,000	$13,000	721,598	$722	90,613,819	$90,614	$2,070,860	$(4,067,141)	$(1,891,945)

Issuance of common stock for services rendered	-	-	-	-	525,000	525	123,225	-	123,750

Sale of common stock and warrants	-	-	-	-	6,849,999	6,850	2,410,650	-	2,417,500

Net loss	-	-	-	-	-	-	-	(2,474,023)	(2,474,023)
Balance, June 30, 2019	13,000,000	$13,000	721,598	$722	97,988,818	$97,989	$4,604,735	$(6,541,164)	$(1,824,718)

Three Months ended June 30, 2018

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2018	13,000,000	$13,000	594,966	$595	83,702,669	$83,703	$(3,695,244)	$(481,465)	$4,079,411)

Issuance of common stock for services rendered	-	-	-	-	480,000	480	129,120	-	129,600

Net loss	-	-	-	-	-	-	-	(375,120)	(375,120)
Balance, June 30, 2018	13,000,000	$13,000	594,966	$595	84,182,669	$84,183	$(3,566,124)	$(856,585)	$(4,324,931)

Six Months ended June 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	13,000,000	$3,000	643,366	$643	88,046,391	$88,047	$333,623	$(2,423,546)	$(1,988,233)

Issuance of common stock and warrants for services rendered	-	-	-	-	546,000	546	222,577	-	223,123

Issuance of common stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Sale of common stock and warrants	-	-	-	-	8,521,427	8,521	2,973,979	-	2,982,500

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net loss	-	-	-	-	-	-	-	(4,117,618)	(4,117,618)
Balance, June 30, 2019	13,000,000	$13,000	721,598	$722	97,988,818	$97,989	$4,604,735	$(6,541,164)	$(1,824,718)

Six Months ended June 30, 2018

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	3,000,000	$3,000	-	$-	152,555,416	$152,555	$(155,555)	$(617,240)	$(617,240)

Recapitalization	10,000,000	10,000	-	-	79,888,784	79,889	(3,687,835)	(265,228)	(3,863,174)

Issuance of common stock for services rendered	-	-	-	-	480,000	480	129,120	-	129,600

Issuance of Series C Preferred Stock in exchange for Common Stock	-	-	594,966	595	(148,741,531)	(148,741)	148,146	-	-

Net income	-	-	-	-	-	-	-	25,883	25,883
Balance, June 30, 2018	13,000,000	$13,000	594,966	$595	84,182,669	$84,183	$(3,566,124)	$(856,585)	$(4,324,931)

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating activities
Net (loss) income	$(4,117,618)	$25,883
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	21,125	62,794
Amortization of right of use assets	17,398	-
Stock-based compensation	223,123	129,600
Change in fair value of LTC cryptocurrency coins	-	(50,906)
Change in fair value of derivative liability	-	2,619
Loss on settlement of liabilities	474,953	-
Gain on equity investment in Centercom	(64,775)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,029,947)	(22,643)
Lifeline revenue due from USAC	545,646	83,069
Customer phone supply	853,291	187,040
LTC Cryptocurrency coins	-	55,932
Prepaid expenses	(103,556)	36,801
Credit card liability	122,116	-
Deferred revenue	-	29,000
Loss contingency	(60,000)	-
Current portion of operating lease liability	(17,398)
Accounts payable and accrued expenses	(155,986)	(103,904)
Net cash (used in) provided by operating activities	(3,291,628)	435,285

Investing activities
Net cash received in business combination	-	243,768
Net cash provided by investing activities	-	243,768

Financing activities
Issuance of common stock	2,982,500	-
Due from related party - net		-
Note payable	(50,000)	-
Line of credit - advances	1,130,973	-
Line of credit - repayments	(203,000)	(326,687)
Loan proceeds under related party financing arrangement	1,099,000	-
Loan repayments under related party financing arrangement	(674,000)	-
Net cash provided by (used in) financing activities	4,285,473	(326,687)

Net increase in cash and cash equivalents	993,845	352,366

Cash and cash equivalents, beginning of period	444,612	1,274,160

Cash and cash equivalents, end of period	$1,438,457	$1,626,526

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$47,476	$574
Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$389,502	$-
Exchange of investment in CenterCom for Series C Preferred Stock	$178,508	$-
Operating lease liability	$230,812	$-
Debt acquired in business combination	$-	$3,000,000
Exchange of Common Stock for Series C Preferred Stock	$-	$148,741

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2019

1	BUSINESS

The accompanying condensed consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014; Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011; Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009; DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014; Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (since January 1, 2019, this has been a dormant entity that does not own any assets); Surge Logics Inc (“Logics”), an Nevada corporation that was formed on October 2, 2018; and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global. Centercom also provides call center support for various third-party clients. Centercom is involved with:

●	On-boarding the SurgePays Portal into over 40,000 retail locations and subsequent ongoing white glove support;
●	Aggressively marketing the Company’s new “Free Wireless Service” program to substantially grow customer base while enhancing customer service;
●	Supporting the Company’s IT infrastructure including database management; and
●	Upselling-related FinTech products to our existing customer base to increase revenue.

Business Overview

Surge Holdings, Inc. (“Surge Holdings” or “the Company”), incorporated in Nevada on August 18, 2006, is a company focused on Telecom, Media, and FinTech applications serving customers worldwide online and across social media, gaming and mobile platforms.

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

Commencing in 2018, the Company’s focus has significantly expanded to include the pursuit of the following business models:

Surge Telecom

SurgePhone Wireless offers discounted talk, text, and 4G LTE data wireless plans at prices that average 30% – 50% lower than competitors. Available nationwide, SurgePhone Wireless utilizes ad impression revenue to help offset and, in many cases, eliminate the monthly wireless plans for low income customers (free service for the customer is paid for by ad revenue). Additionally, SurgePhone also offers strategic discounts such as the Surge Heroes campaign that rewards teachers, first responders, active military and veterans with a free Android smartphone.

True Wireless is licensed to provide subsidized wireless service to qualifying low income customers in 5 states. Utilizing all 4 major USA wireless backbones, True Wireless provides discounted and free wireless service to over 25,000 veterans and other customers who qualify for certain federal programs such as SNAP (EBT) and Medicaid.

The SurgePhone Android Volt 5XL provides a large screen smartphone option to those unable to afford a more expensive phone.

Surge Fintech

SurgePays Visa is targeted for launch later in the third quarter of 2019. We believe this card could be life enhancing by serving as a virtual checking account for the unbanked, underbanked, credit challenged or those unable to access traditional financial services. The SurgePays card will offer safety, security and convenience of using the card anywhere that accepts Visa and customers will be able to load their card via direct deposit or loading cash directly at 110,000 locations nationwide. Customers will be able to access and manage their accounts from the connected app. In addition, customers will also be able to take a picture of their paycheck and load the cash to their cards (eliminating costly check cashing fees).

Surge Software

SurgePays Portal is a multi-purpose software interface for convenience stores, bodegas and other corner merchants providing goods and services to the underbanked community. The merchant or clerk is able to use the portal interface – similar to a website – with image driven navigation to add wireless minutes to any prepaid wireless carrier’s phone and access to other services such as bill payment and loading debit cards. We believe what makes SurgePays unique is that it also offers the merchant the ability to order wholesale goods through the portal with one touch ease. SurgePays is essentially a wholesale e-commerce storefront that allows manufactures and distribution companies to have access to merchants while cutting out the middleman. The goal of the SurgePays Portal is to provide as many commonly sold consumable products as possible to convenience stores, corner markets, bodegas, and supermarkets. These products include energy drinks, dry foods, frozen foods, bagged snacks, processed meats, automotive parts and many more goods, all in one convenient e-commerce storefront.

The Company is no longer engaged in any line of business involving cryptocurrencies or digital assets. The Company previously announced an intention to issue Surge Utility Tokens in the future. . The Company still plans on utilizing tokens as a reward program; however, these tokens will have no monetary value and will not involve cryptocurrency or blockchain technology. These tokens will not be able to be bought, sold, invested, or traded. Rather, these tokens will only be awarded by the Company to existing users of the Company’s products and will then only be able to be redeemed for rewards using a Surge Rewards website set up by the Company. The Company has not issued any Surge Utility Tokens to date and this name will not be utilized for any rewards tokens used as part of a future Surge Rewards program.

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

A call center - centralized office used for receiving or transmitting a large volume of requests by telephone.

Centercom Global, S.A. de C.V.

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global. Centercom also provides call center support for various third-party clients. Centercom is involved with:

●	On-boarding the SurgePays Portal into over 40,000 retail locations and subsequent ongoing white glove support;
●	Aggressively marketing the Company’s new “Free Wireless Service” program to substantially grow customer base while enhancing customer service;
●	Supporting the Company’s IT infrastructure including database management; and
●	Upselling-related FinTech products to our existing customer base to increase revenue.

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying condensed consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of June 30, 2019.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2019 and December 31, 2018.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2019 contained a significant financing component.

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

The Company had a loss from operations of approximately $4.1 million for the six months ended June 30, 2019. As of June 30, 2019, we had cash and working capital deficit of approximately $1.4 million and $2.6 million, respectively.

Management made a decision to expedite product rollouts in order to ramp up revenue in 2019 and beyond. As part of this strategy, the Company rolled out the SurgePays software platform to the AATAC network of 40,000 retail locations. This includes placement orders of 250,000 Androids and 500,000 Sim Starter kits over the course of the multi-phase rollout. The Company is in the first phase of the rollout, during which it expects to initially fulfil $2,800,000 in purchase orders of Androids and Sim Starter kits during Quarter 3.

In addition, management made the decision to expedite programming, software development and integration to enable to launch of the SurgePays Prepaid Visa card in Quarter 3.

To support the significant growth inflection, we have reorganized our human resources department, including building the administrative, legal and finance office in Bartlett, and the operations center in El Salvador (which will be able to host 300 employees). We believe the Company now has the ability to support this exponential growth, which was a major goal for fiscal year 2019. Lastly, we have significantly restructured our balance sheet to be an effective platform for growth as we continue to work towards listing on the Nasdaq Capital Market.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2019 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, meet the shareholders equity requirements for Nasdaq, and complete proposed acquisitions. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Additionally, if necessary, based on the Company’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, management believes that debt and/or equity financing can be obtained from both related parties (management and members of the Board of Directors of the Company) and external sources. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Six Months Ended
June 30, 2018
Revenues, net	$7,927,317
Net loss	$(237,332)
Net loss per share	$(0.00)
Weighted average number of shares outstanding	76,206,307

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

The Company consolidated TW as of the closing date of the agreement, and the results of operations of the Company include that of TW.

5	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	June 30, 2019	December 31, 2018
Computer Equipment	$11,263	$11,263
Furniture and Fixtures	7,996	7,996
Leasehold Improvements	25,513	25,513
	44,771	44,771
Less: Accumulated Depreciation	(16,580)	(13,782)
	$28,191	$30,990

Depreciation expense was $2,798 and $2,281 for the six months ended June 30, 2019 and 2018, respectively.

6	CRYPTOCURRENCY ASSET SALE

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

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the six months ended June 30, 2019, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $854,685. At June 30, 2019 and December 31, 2018, the Company’s total credit card liability was $516,956 and $394,840, respectively.

8	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC, an entity that is owned by the Company’s chief executive officer. The promissory note was for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. As of June 30, 2019, the Company drew advances on the note totaling $1,859,000. As part of the Cryptocurrency transaction discussed in Note 6 above, $80,000 of the outstanding balance under the promissory note was assumed by the purchaser. During the six months ended June 30, 2019, the Company made principal and accrued interest payments of $674,000 and $25,955, respectively. The outstanding principal balance under the promissory note due to SMDMM was $1,105,000 and $680,000 at June 30, 2019 and December 31, 2018, respectively. Accrued interest owed to SMDMM was $16,430 and $10,718 at June 30, 2019 and December 31, 2018, respectively.

9	NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2019 and December 31, 2018, notes payable and long-term debt consists of:

	June 30, 2019	December 31, 2018
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	$20,000	$70,000
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	485,000	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [2]	27,500	27,500
	$532,500	$582,500

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on January 12, 2016; (Balance at June 30, 2019 and December 31, 2018 - $235,000).

●	A third non-interest-bearing Promissory Note made payable to the Seller in the amount of $250,000, which was due on March 12, 2016 and remains unpaid as of June 30, 2019.

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

Derivative liability

The Company has determined that the conversion feature embedded in the notes referred to above that contain a potential variable conversion amount constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note, if any, is recorded immediately to interest expense at inception. As noted above, the Company reached an agreement with a debt holder to convert outstanding debt and interest into shares of common stock. As a result, the Company wrote-off the existing derivative liability of $34,556. In addition, the Company wrote-off outstanding principal balance on the note totaling $32,547.

NOTE 10.	LEASES

The Company determines if an arrangement contains a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company’s leases consist of leaseholds on office and call center space. The Company utilized a portfolio approach in determining the discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company also considered its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the incremental borrowing rates.

The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above.

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

The components of lease expense were as follows:

Six Months Ended June 30, 2019

Operating leases	22,040
Interest on lease liabilities	2,642
Total net lease cost	22,682

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating leases:
Operating lease ROU assets	$213,414

Current operating lease liabilities, included in current liabilities	$33,080
Noncurrent operating lease liabilities, included in long-term liabilities	180,334
Total operating lease liabilities	$213,414

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,398
ROU assets obtained in exchange for lease liabilities:
Operating leases	$230,812

Weighted average remaining lease term (in years):
Operating leases	2.3
Weighted average discount rate:
Operating leases	5%

Total future minimum payments required under the lease obligations as of June 30, 2019 are as follows:

Twelve Months Ending December 31,
2019 (thereafter)	$33,080
2020	80,160
2021	80,160
2022	20,014
Total lease payments	$213,414
Less: amounts representing interest	(14,027)
Total lease obligations	$199,387

11	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. During the six months ended June 30, 2019, total advances and repayments under the LOC were $1,130,973 and $203,000, respectively. As of June 30, 2019 and December 31, 2018, the outstanding balance on the LOC was $927,973 and $0, respectively.

12	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

As of June 30, 2019 and December 31, 2018, there were 13,000,000 shares of Series A issued and outstanding.

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

As of June 30, 2019 and December 31, 2018, there were 721,598 and 643,366 shares of Series C issued and outstanding, respectively.

Common Stock

On February 14, 2019, the Company granted a consultant 21,000 restricted shares for services rendered.

On March 27, 2019, the Company reached a settlement with a consultant to issue 875,000 shares for services rendered. Upon execution of the settlement, the Company recorded a loss on settlement of $507,500.

During the six months ended June 30, 2019, the Company sold an aggregate of 8,521,427 shares of common stock and 4,036,422 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $2,892,500.

During the six months ended June 30, 2019, the Company recorded total stock-based compensation expense of $189,450 in relation to shares issued for services.

As of June 30, 2019 and December 31, 2018, there were 97,988,818 and 88,046,391 shares of Common Stock issued and outstanding, respectively.

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

June 30, 2019
Risk-free interest rate	2.50%
Expected life of grants	3 years
Expected volatility of underlying stock	168.71%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

During the six months ended June 30, 2019, the Company recorded total stock-based compensation expense related to the warrants of approximately $33,673. The unrecognized compensation expense at June 30, 2019 was approximately $0.

13	RELATED PARTY TRANSACTIONS

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance has no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of June 30, 2019 and December 31, 2018, the outstanding balance due was $0 and $389,502, respectively.

For the six months ended June 30, 2019 and 2018, outsourced management services fees of $510,000 was paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Axia is owned by the majority owner of the Company.

At June 30, 2019 and December 31, 2018, the Company had trade payables to Axia of $181,005 and $66,535, respectively.

For the six months ended June 30, 2019 and 2018, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $308,237 and $602,265, respectively. These costs are included in Cost of revenue in the Condensed Consolidated Statements of Operations. The owner of the majority of the Company’s voting shares is a minority owner of 321 Communications.

At June 30, 2019 and December 31, 2018, the Company had trade payables to 321 Communications of $55,725 and $52,161, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the six months ended June 30, 2019 and 2018 were $1,163,935 and $1,095,651, respectively, and are included in Cost of revenue in the Condensed Consolidated Statements of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global. As discussed in Note 1, on January 17, 2019 the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom for $178,508, the Company’s ownership percentage of the net book value of Centercom upon completion of the transaction.

At June 30, 2019 and December 31, 2018, the Company had trade payables to CenterCom Global of $203,096 and $175,000, respectively.

See Note 5 for long-term debt due to related parties.

14	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2019, all payments were made as required in the settlement agreement.

15	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018, are as follows:

	Surge	TW	Total
Three Months ended June 30, 2019
Revenue	$2,169,349	$1,285,071	$3,454,420
Cost of revenue	(1,552,073)	(759,682)	(2,311,755)
Gross margin	617,276	525,389	1,142,665
Costs and expenses	(2,687,959)	(986,410)	(3,674,369)
Operating income (loss)	(2,070,683)	(461,021)	(2,531,704)

Three Months ended June 30, 2018
Revenue	$735,214	$3,430,898	$3,430,898
Cost of revenue	(615,008)	(1,751,067)	(1,751,067)
Gross margin	120,206	1,679,831	1,679,831
Costs and expenses	(770,267)	(1,271,311)	(1,271,311)
Operating income	(650,061)	408,520	408,520

Six Months ended June 30, 2019
Revenue	$3,311,101	$4,082,093	$7,393,194
Cost of revenue	(2,291,481)	(2,499,841)	(4,791,322)
Gross margin	1,019,620	1,582,252	2,601,872
Costs and expenses	(4,235,154)	(2,010,534)	(6,245,688)
Operating income (loss)	(3,215,534)	(428,282)	(3,643,816)

Six Months ended June 30, 2018
Revenue	$735,214	$6,750,349	$7,485,563
Cost of revenue	(615,008)	(3,305,262)	(3,920,270)
Gross margin	120,206	3,445,087	3,565,293
Costs and expenses	(770,267)	(2,578,697)	(3,348,964)
Operating income	(650,061)	866,390	216,329

June 30, 2019
Total assets	$2,363,611	$2,884,690	$5,248,301
Total liabilities	3,492,424	3,580,595	7,073,019

December 31, 2018
Total assets	$947,550	$3,136,768	$4,084,318
Total liabilities	2,694,258	3,378,293	6,072,551

16	SUBSEQUENT EVENTS

There have been no subsequent events through August 14, 2019, the date these financial statements were available to be issued, that require recognition or disclosure in such financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of June 30, 2019 and 2018 and for the three and six months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2019 AND 2018

Revenues during the three months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Revenue	$3,454,420	$4,054,665
Cost of revenue	2,311,755	2,169,203
Gross profit	$1,142,665	$1,885,462

Revenue and gross profit decreased $600,245 (14.8%) and $142,552 (6.6%) respectively primarily as a result of reduced revenues in True Wireless, Inc.

Costs and expenses during the three months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Depreciation and amortization	$10,586	$61,586
Selling, general and administration	3,663,783	2,016,066
Total	$3,674,369	$2,077,652

Depreciation and amortization decreased $51,000 primarily as a result of the transfer of Surge Cryptocurrency Mining assets and liabilities to a third party under the sole control of Brian Cox, our CEO and Chairman of the Board, in December 2018.

Selling, general and administrative costs (S, G & A) increased $1,647,717 (81.7%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S, G & A expenses of the Surge companies represent $2,687,958 of the expenses that are not included in the 2018 expenses.

Selling, general and administrative expenses during the three months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Telecom operations center	$531,384	$476,237
Contractors and consultants	605,586	464,000
Compensation	452,759	191,005
Webhosting/internet	151,951	125,652
Professional services	433,003	483,018
Advertising and marketing	514,326	81,656
DRIP fees	547,000	-
Other	427,774	194,498
Total	$3,663,783	$2,016,066

Total selling, general and administrative expense (S,G & A) increased $1,647,717 from $2,016,066 in 2018 to $3,663,783 in 2019. The detail changes are discussed below:

*	Telecom operations center expenses increased from $476,237 in 2018 to $531,384 in 2019 primarily as a result of the contracting vendor providing services for Surge Blockchain, LLC.
*	Contractors and consultants increased to $605,586 in 2019 from $464,000 in 2018. The 2019 period includes $375,113 in expenses of the Surge companies that are not included in the 2018 expenses.
*	Compensation increased from $191,005 in 2018 to $452,759 in 2019 primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Webhosting/internet costs increased to $151,951 in 2019 from $125,652 in 2018.
*	Professional services decreased from $483,018 in 2018 to $433,003 in 2019.
*	Advertising and marketing costs increased to $514,326 in 2019 from $81,656 in 2018 primarily due to the Company implementing new advertising and marketing campaigns.
*	DRIP fees increased to $547,000 as a result of the Company entering into a Distributive Resolution & Integration Program (“DRIP”) with the Asian American Trade Association (“AATAC”) to provide products and services for up to 40,000 locations. The DRIP fees are a one-time location activation fee.
*	Other costs increased to $427,774 in 2019 from $194,498 in 2018. The 2019 period includes $168,378 in expenses of the Surge companies that are not included in the 2018 expenses.

Other income (expense) during the three months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Interest expense	$(26,441)	$(79,892)
Change in fair value of derivative liability	-	2,619
Change in fair value of LTC cryptocurrency	-	(50,906)
Gain on equity investment in Centercom	42,809	-
Gain on settlement of liabilities	41,313	-
	$57,681	$(128,179)

Interest expense decreased to $26,441 in 2019 from $79,892 in 2018 primarily due to converting a $3,000,000 note payable to Series C convertible preferred stock in December 2018.

The change in fair value of LTC cryptocurrency decreased to $0 in 2019 from $50,906 in 2018 due to the transfer of all assets and liabilities of Surge Cryptocurrency Mining to a third party under the sole control of Mr. Cox in December 2018.

The gain on equity investment in Centercom of $42,809 in 2019 is due to the 40% acquisition of Centercom in January 2019.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Revenues during the six months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Revenue	$7,393,194	$7,485,563
Cost of revenue	4,791,322	3,920,270
Gross profit	$2,601,872	$3,565,293

Revenue decreased $92,369 (1.2%) while gross profit decreased $963,484 (27.0%) primarily as a result of reduced revenues in True Wireless, Inc.

Costs and expenses during the six months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Depreciation and amortization	$21,124	$62,813
Selling, general and administration	6,224,564	3,286,151
Total	$6,245,688	$3,348,964

Depreciation and amortization decreased $41,689 primarily as of the transfer of Surge Cryptocurrency Mining assets and liabilities to a third party under the sole control of Mr. Cox in December 2018.

Selling, general and administrative costs (S, G & A) increased $2,938,413 (89.4%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S, G & A expenses of the Surge companies represent $1,537,033 of the expenses that are not included in the 2018 expenses.

Selling, general and administrative expenses during the six months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Telecom operations center	$1,026,300	$926,237
Contractors and consultants	1,051,522	595,798
Compensation	818,567	244,988
Webhosting/internet	305,929	207,015
Professional services	851,471	879,925
Advertising and marketing	890,187	104,986
DRIP fees	547,000	-
Other	733,588	327,202
Total	$6,224,564	$3,286,151

Total selling, general and administrative expense (S,G & A) increased $2,938,413 from $3,286,151 in 2018 to $6,224,564 in 2019. The 2019 period includes $1,537,033 in expenses for the Surge companies that are not included in the 2018 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $926,237 in 2018 to $1,026,300 in 2019 primarily as a result of the contracting vendor providing services for Surge Blockchain, LLC.
*	Contractors and consultants increased to $1,051,522 in 2019 from $595,798 in 2018. The 2019 period includes $375,113 in expenses of the Surge companies that are not included in the 2018 expenses.
*	Compensation increased from $244,988 in 2018 to $818,567 in 2019 primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc.
*	Webhosting/internet costs increased to $305,929 in 2019 from $207,015 in 2018.
*	Professional services decreased from $879,925 in 2018 to $851,471 in 2019.
*	Advertising and marketing costs increased to $890,187 in 2019 from $104,986 in 2018 primarily due to the Company implementing new advertising and marketing campaigns.
*	DRIP fees increased to $547,000 as a result of the Company entering into a Distributive Resolution & Integration Program (“DRIP”) with the Asian American Trade Association (“AATAC”) to provide products and services for up to 40,000 locations. The DRIP fees are a one-time location activation fee.
*	Other costs increased to $733,588 in 2019 from $327,202 in 2018. The 2019 period includes $168,378 in expenses of the Surge companies that are not included in the 2018 expenses.

Other income (expense) during the six months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
Interest expense	$(72,390)	$(87,409)
Change in fair value of derivative liability	-	2,619
Change in fair value of LTC cryptocurrency	-	(50,906)
Gain on equity investment in Centercom	64,775	-
Loss on settlement of liabilities	(466,187)	-
	$(473,802)	$(135,696)

Interest expense decreased to $72,390 in 2019 from $87,409 in 2018 primarily due to converting a $3,000,000 note payable to Series C convertible preferred stock in December 2018.

The change in fair value of LTC cryptocurrency decreased to $0 in 2019 from $50,906 in 2018 due to the decrease in the market value of LTC cryptocurrency. In December 2018, the Company entered into an asset purchase agreement by which the Company transferred the assets and liabilities to a third party.

The gain on equity investment in Centercom of $64,775 in 2019 is due to the 40% acquisition of Centercom in January 2019.

During the six months ended June 30, 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of common stock and recorded a loss on settlement of $507,00. This amount was offset by a gain of $41,313 on the settlement of outstanding debt.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2019 and December 31, 2018, our current assets were $3,788,231 and $3,059,820, respectively, and our current liabilities were $5,242,221 and $4,792,035, respectively, which resulted in a working capital deficit of $2,558,990 and $1,732,215, respectively.

Total assets at June 30, 2019 and December 31, 2018 amounted to $5,034,887 and $4,084,318, respectively. At June 30, 2019, assets consisted of current assets of $3,788,231, net property and equipment of $28,191, net intangible assets of $46,943, goodwill of $866,782, equity investment in Centercom of $243,283 and other long-term assets of $61,457, as compared to current assets of $3,059,820, net property and equipment of $30,990, net intangible assets of $65,269, goodwill of $866,782 and other long-term assets of $61,457 at December 31, 2018.

At June 30, 2019, our total liabilities of $6,859,605 increased $787,054 from $6,072,551 at December 31, 2018.

At June 30, 2019, our total stockholders’ deficit was $1,824,718 as compared to total stockholders’ deficit of $1,988,233 at December 31, 2018. The principal reason for the decrease in stockholders’ deficit was the impact of the net loss of $4,117,618 offset by the equity issuances during the quarter.

The following table sets forth the major sources and uses of cash for the six months June 30, 2019 and 2018.

	2019	2018

Net cash provided by (used in) operating activities	$(3,291,628)	$435,285
Net cash provided by investing activities	-	243,768
Net cash provided by (used in) financing activities	4,285,473	(326,687)
Net increase in cash and cash equivalents	$993,845	$352,366

At June 30, 2019, the Company had the following material commitments and contingencies.

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

Liquidity – The Company had a loss from operations of approximately $4.1 million for the six months ended June 30, 2019. As of June 30, 2019, we had cash and working capital deficit of approximately $1.4 million and $2.6 million, respectively.

Management made a decision to expedite product rollouts in order to ramp up revenue in 2019 and beyond. As part of this strategy, the Company rolled out the SurgePays software platform to the AATAC network of 40,000 retail locations. This includes placement orders of 250,000 Androids and 500,000 Sim Starter kits over the course of the multi-phase rollout. The Company is in the first phase of the rollout, during which it expects to initially fulfil $2,800,000 in purchase orders of Androids and Sim Starter kits during Quarter 3.

In addition, management made the decision to expedite programming, software development and integration to enable to launch of the SurgePays Prepaid Visa card in Quarter 3.

To support the significant growth inflection, we have reorganized our human resources department, including building the administrative, legal and finance office in Bartlett, and the operations center in El Salvador (which will be able to host 300 employees). We believe the Company now has the ability to support this exponential growth, which was a major goal for fiscal year 2019. Lastly, we have significantly restructured our balance sheet to be an effective platform for growth as we continue to work towards listing on the Nasdaq Capital Market.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of fiscal year 2019 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as restructuring our current debt burden. The Company has executed an agreement with a FINRA licensed broker, as well as several institutional investors, to bring in equity investments to pay down existing debt obligations, cover short term shortfalls, meet the shareholders equity requirements for Nasdaq, and complete proposed acquisitions. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Additionally, if necessary, based on the Company’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, management believes that debt and/or equity financing can be obtained from both related parties (management and members of the Board of Directors of the Company) and external sources. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the six months ending June 30, 2019, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2019. Our management has determined that, as of June 30, 2019, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2019, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

With the exception of the foregoing, the Company is not involved in any disputes and does not have any litigation matters pending. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our Common Stock, in which an adverse decision could have a material adverse effect.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the six months ended June 30, 2019, the Company sold an aggregate of 8,521,427 shares of common stock and 4,036,422 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $2,892,500.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer**
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE HOLDINGS, INC.
Date: August 14, 2019
	By:	/s/ Kevin Brian Cox
Chief Executive Officer

