Form 10-Q/A
period 2019-06-30
Surge Holdings, Inc.
filed 2019-10-25
CIK 1392694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 on August 14, 2019 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to (i) revise Note 3 to the Condensed Consolidated Financial Statements to reflect that the Company’s working capital deficit as of June 30, 2019 was approximately $1.5 million and not $2.1 million; and (ii) to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect that as of June 30, 2019 the Company’s current liabilities were $5,275,301, and not $5,242,221, the Company’s assets amounted to $5,248,301, and not $5,034,887, and its total liabilities were $7,073,019, and not $6,859,605.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and, other than as discussed in the previous paragraph, does not modify or update the disclosures made in the Original Report. This Amendment should be read in conjunction with the Original Report and reports filed with the Securities and Exchange Commission subsequent to the Original Report.

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

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2019 and December 31, 2018, our current assets were $3,788,231 and $3,059,820, respectively, and our current liabilities were $5,275,301 and $4,792,035, respectively, which resulted in a working capital deficit of $1,487,070 and $1,732,215, respectively.

Total assets at June 30, 2019 and December 31, 2018 amounted to $5,248,301 and $4,084,318, respectively. At June 30, 2019, assets consisted of current assets of $3,788,231, net property and equipment of $28,191, net intangible assets of $46,943, goodwill of $866,782, equity investment in Centercom of $243,283 and other long-term assets of $61,457, as compared to current assets of $3,059,820, net property and equipment of $30,990, net intangible assets of $65,269, goodwill of $866,782 and other long-term assets of $61,457 at December 31, 2018.

At June 30, 2019, our total liabilities of $7,073,019 increased $1,000,468 from $6,072,551 at December 31, 2018.

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

PART II - OTHER INFORMATION

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

SURGE HOLDINGS, INC.
Date: October 24, 2019
	By:	/s/ Kevin Brian Cox
Chief Executive Officer

