Form 10-Q
period 2019-09-30
Surge Holdings, Inc.
filed 2019-11-14
CIK 1392694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

(901) 302-9587
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

Yes [  ] No [X]

The number of shares of the registrant’s common stock outstanding as of November 14, 2019 was 100,995,459 shares.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,903	$444,612
Accounts receivable, less allowance for doubtful accounts of $24,841 and $17,000, respectively	5,370,026	206,679
Note receivable	222,045	190,000
Lifeline revenue due from USAC	231,804	850,966
Customer phone supply	1,500	1,356,701
Prepaid expenses	111,462	10,862
Total current assets	6,080,740	3,059,820
Property and Equipment, less accumulated depreciation of $25,343 and $13,782, respectively	241,428	30,990
Intangible assets less accumulated amortization of $346,864	5,037,780	65,269
Goodwill	866,782	866,782
Investment in Centercom	249,417	-
Operating least right of use asset, net	195,797	-
Other long-term assets	61,457	61,457
Total assets	$12,733,401	$4,084,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$5,304,744	$3,104,234
Accounts payable and accrued expenses - related party	453,399	149,901
Credit card liability	560,754	394,840
Loss contingency	40,000	70,000
Deferred revenue	-	50,000
Derivative liability	18,511	51,058
Operating lease liability	20,040	-
Line of credit	912,870	-
Advance from related party	-	389,502
Notes payable and current portion of long-term debt, net	512,500	582,500
Total current liabilities	7,822,818	4,792,035
Long-term debt less current portion – related party	1,322,000	680,000
Operating lease liability – net	175,757	-
Trade payables - long term	864,140	600,516
Convertible promissory notes payable	4,233,000	-
Total liabilities	14,417,715	6,072,551

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 643,366 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	722	643
Common stock: $0.001 par value; 500,000,000 shares authorized; 101,966,436 shares and 88,046,391 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	101,966	88,047
Additional paid in capital	5,893,508	333,623
Accumulated deficit	(7,693,510)	(2,423,546)
Total stockholders’ deficit	(1,684,314)	(1,988,233)
Total liabilities and stockholders’ deficit	$12,733,401	$4,084,318

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$4,901,864	$4,051,027	$12,295,058	$11,536,590

Cost of revenue	3,023,292	2,240,447	7,814,614	6,160,717

Gross profit	1,878,572	1,810,580	4,480,444	5,375,873

Cost and expenses
Depreciation and amortization	17,926	40,029	39,050	102,842
Selling, general and administrative	2,998,359	2,170,366	9,222,923	5,456,517
Total costs and expenses	3,016,285	2,210,395	9,261,973	5,559,359

Operating loss	(1,137,713)	(399,815)	(4,781,529)	(183,486)

Other expense (income):
Interest expense, net	20,767	40,833	93,157	128,242
Change in fair value of derivative liability	-	6,724	-	4,105
Change in fair value of LTC cryptocurrency	-	12,581	-	63,487
Gain on investment in Centercom	(6,134)	-	(70,909)	-
(Gain)/loss on settlement of liabilities	-	(61,709)	466,187	(61,709)
Total other expense (income)	14,633	1,571	488,435	134,125

Net loss before provision for income taxes	(1,152,346)	(398,244)	(5,269,964)	(317,611)

Provision for income taxes	-	27,480	-	82,230

Net loss	$(1,152,346)	$(425,724)	$(5,269,964)	$(399,841)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.06)	$(0.01)

Weighted average common shares outstanding – basic and diluted	98,452,560	86,066,723	94,225,836	79,529,231

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

Three Months ended September 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	13,000,000	$13,000	721,598	$722	97,988,818	$97,989	$4,604,735	$(6,541,164)	$(1,824,718)

Issuance of common stock and warrants for services rendered	-	-	-	-	50,000	50	84,700	-	84,750

Sale of common stock and warrants	-	-	-	-	594,285	594	207,406	-	208,000

Issuance of common shares for asset purchase	-	-	-	-	3,333,333	3,333	996,667	-	1,000,000

Net loss	-	-	-	-	-	-	-	(1,152,346)	(1,152,346)
Balance, September 30, 2019	13,000,000	$13,000	721,598	$722	101,966,436	$101,966	$5,893,508	$(7,693,510)	$(1,684,314)

Three Months ended September 30, 2018

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2018	13,000,000	$13,000	594,966	$595	84,182,669	$84,183	$(3,566,124)	$(856,585)	$(4,324,931)

Issuance of common stock and warrants for services rendered	-	-	-	-	-	-	24,613	-	24,613

Issuance of common stock for settlement of accounts payable	-	-	-	-	1,155,703	1,156	229,985	-	231,141

Issuance of common stock for settlement of debt and accrued interest	-	-	-	-	2,175,000	2,175	432,825	-	435,000

Net loss	-	-	-	-	-	-	-	(425,724)	(425,724)
Balance, September 30, 2018	13,000,000	$13,000	594,966	$595	87,513,372	$87,514	$(2,878,701)	$(1,282,309)	$(4,059,901)

Nine Months ended September 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	13,000,000	$3,000	643,366	$643	88,046,391	$88,047	$333,623	$(2,423,546)	$(1,988,233)

Issuance of common stock and warrants for services rendered	-	-	-	-	596,000	596	307,277	-	307,873

Issuance of common stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Sale of common stock and warrants	-	-	-	-	9,115,712	9,115	3,181,385	-	3,190,500

Issuance of common shares for asset purchase	-	-	-	-	3,333,333	3,333	996,667	-	1,000,000

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net loss	-	-	-	-	-	-	-	(5,269,964)	(5,269,964)
Balance, September 30, 2019	13,000,000	$13,000	721,598	$722	101,966,436	$101,966	$5,893,508	$(7,693,510)	$(1,684,314)

Nine Months ended September 30, 2018

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	3,000,000	$3,000	-	$-	152,555,416	$152,555	$(155,555)	$(617,240)	$(617,240)

Recapitalization	10,000,000	10,000	-	-	79,888,784	79,889	(3,687,835)	(265,228)	(3,863,174)

Issuance of common stock for services rendered	-	-	-	-	480,000	480	153,733	-	154,213

Issuance of common stock for settlement of accounts payable	-	-	-	-	1,155,703	1,156	229,985	-	231,141

Issuance of common stock for settlement of debt and accrued interest	-	-	-	-	2,175,000	2,175	432,825	-	435,000

Issuance of Series C Preferred Stock in exchange for Common Stock	-	-	594,966	595	(148,741,531)	(148,741)	148,146	-	-

Net loss	-	-	-	-	-	-	-	(399,841)	(399,841)
Balance, September 30, 2018	13,000,000	$13,000	594,966	$595	87,513,372	$87,514	$(2,878,701)	$(1,282,309)	$(4,059,901)

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(5,269,964)	$(399,841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	39,051	102,842
Amortization of right of use assets	35,015	-
Stock-based compensation	307,873	154,213
Change in fair value of LTC cryptocurrency coins	-	63,487
Change in fair value of derivative liability	-	4,105
Loss (gain) on settlement of liabilities	474,953	(61,709)
Gain on equity investment in Centercom	(70,909)	-
Accrued interest on note receivable	(32,045)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,163,347)	(41,797)
Lifeline revenue due from USAC	619,162	123,648
Customer phone supply	1,355,201	(561,642)
LTC Cryptocurrency coins	-	(45,880)
Prepaid expenses	(100,600)	(5,635)
Credit card liability	165,914	-
Deferred revenue	(50,000)	-
Loss contingency	(30,000)	(41,500)
Current portion of operating lease liability	(35,015)	-
Accounts payable and accrued expenses	2,767,632	897,660
Net cash (used in) provided by operating activities	(4,987,079)	187,951

Investing activities
Purchase of equipment	(222,000)	-
Net cash received in business combination	-	243,768
Net cash (used in) provided by investing activities	(222,000)	243,768

Financing activities
Issuance of common stock	3,190,500	-
Due from related party - net	-	17,554
Note payable - borrowings	233,000	163,500
Note payable - repayments	(70,000)	-
Convertible promissory notes - borrowings	233,000	-
Line of credit - advances	1,130,000	-
Line of credit - repayments	(217,130)	-
Loan proceeds under related party financing arrangement	1,316,000	-
Loan repayments under related party financing arrangement	(674,000)	(477,741)
Net cash provided by (used in) financing activities	4,908,370	(296,687)

Net increase (decrease) in cash and cash equivalents	(300,709)	135,032

Cash and cash equivalents, beginning of period	444,612	1,274,160

Cash and cash equivalents, end of period	$143,903	$1,409,192

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$65,600	$6,851
Income taxes	$-	$82,230

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$389,502	$-
Exchange of investment in CenterCom for Series C Preferred Stock	$178,508	$-
Operating lease liability	$230,812	$-
Common shares issued in asset purchase	$1,000,000	$-
Debt acquired in asset purchase	$4,000,000	$-
Debt acquired in business combination	$-	$3,000,000
Exchange of Common Stock for Series C Preferred Stock	$-	$148,741
Liabilities settled in Common Stock	$-	$666,141

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2019

1	BUSINESS

The accompanying condensed consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014; Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011; Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009; DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014; Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (since January 1, 2019, this has been a dormant entity that does not own any assets); Surge Logics Inc (“Logics”), an Nevada corporation that was formed on October 2, 2018; SurgePays Fintech Inc (“Tech”), an Nevada corporation that was formed on August 22, 2019; Surge Payments LLC (“Payments”), an Nevada corporation that was formed on December 17, 2018; SurgePhone Wireless LLC (“Surge Phone”), an Nevada corporation that was formed on August 29, 2019 and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

As reported on Form 8-K filed with the SEC on April 16, 2018, on April 11, 2018, the Company closed the merger transaction (the “Merger”) that was the subject of that certain Agreement and Plan of Reorganization (the “Merger Agreement”) with True Wireless, Inc., an Oklahoma corporation (“TW”) dated as of April 11, 2018. At closing, in accordance with the Merger Agreement, TW merged with and into TW Acquisition Corporation, a Nevada corporation (“Merger Sub”), a wholly-owned subsidiary of Surge Holdings, Inc., with TW being the surviving corporation. As a result of the Merger, TW became a wholly-owned subsidiary of the Company.

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

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global. Centercom also provides call center support for various third-party clients. Centercom is involved with:

●	On-boarding the SurgePays Portal into over 40,000 retail locations and subsequent ongoing support;
●	Aggressively marketing the Company’s new “Free Wireless Service” program to substantially grow customer base while enhancing customer service;
●	Supporting the Company’s IT infrastructure including database management; and
●	Upselling-related FinTech products to our existing customer base to increase revenue.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with GBT Technologies Inc., a Nevada corporation (“GBT”).

Under the Purchase Agreement, the Company has purchased substantially all of the assets, and specified liabilities, of GBT’s ECS Prepaid business, Electronic Check Services business, and the Central State Legal Services business (collectively the “ECS Business”). The Purchase Agreement provides that the Company assumed GBT’s liabilities incurred after the effective date of the Purchase Agreement, but only to the extent such obligations and liabilities were not caused by or related to any action or inaction by GBT prior to the effective date of the Purchase Agreement. The Purchase Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, the Company acquired substantially all of the assets related to the ECS Business for total consideration of five million dollars ($5,000,000). The Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of four million dollars ($4,000,000) to GBT (the “Note”), and through the issuance of three million three hundred thirty-three thousand three hundred thirty-three (3,333,333) restricted shares of the Company’s common stock to GBT (the “Shares”). GBT may not convert the Note to the extent that such conversion would result in beneficial ownership by GBT and/or its affiliates of more than 4.99% of the issued and outstanding common stock of the Company.

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

Commencing in 2018, the Company has significantly expanded its suite of services to include the pursuit of the following business models:

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

Additionally, through the use of the SurgeRewardsApp, the Company is able to more aggressively rollout the SurgePhoneWireless service. Customers earn rewards from the ad impressions while unlocking their phone and also by opening the SurgeRewardsApp to watch videos and ads, as well as participate in short surveys in order to receive reward points that can be converted into statement credits for free cell phone service or cash.

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

Surge Fintech

SurgePays Visa launched late in the third quarter of 2019. We believe this card could be life enhancing by serving as a virtual checking account for the unbanked, underbanked, credit challenged or those unable to access traditional financial services. The SurgePays card will offer safety, security and convenience of using the card anywhere that accepts Visa and customers will be able to load their card via direct deposit or loading cash directly at 110,000 locations nationwide. Customers will be able to access and manage their accounts from the connected app. In addition, customers will also be able to take a picture of their paycheck and load the cash to their cards (eliminating costly check cashing fees).

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic's revenue which has grown to approximately $4.4 million for the nine months ended September 30, 2019.

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

Centercom Global, S.A. de C.V.

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global. Centercom also provides call center support for various third-party clients. Centercom is involved with:

●	On-boarding the SurgePays Portal into over 40,000 retail locations and subsequent ongoing support;
●	Aggressively marketing the Company’s new “Free Wireless Service” program to substantially grow customer base while enhancing customer service;
●	Supporting the Company’s IT infrastructure including database management; and
●	Upselling-related FinTech products to our existing customer base to increase revenue.

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying condensed consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of September 30, 2019.

ECS Business

On September 30, 2019, the Company entered into the Purchase Agreement with GBT Technologies Inc (“GBT”) of the ECS Prepaid business, Electronic Check Services business and the Central States Legal Services business (collectively, “ECS”). Through its proprietary Fintech software platform, ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Since 2008, ECS has grown to a network of over 9,800 retail locations and 160 independent sales organizations (“ISO”) processing over 18,000 transactions per day. Surge will integrate the ECS software with its SurgePays Network in order to offer both wholesale products from third-party manufacturers, as well as Surge products, including the SurgePays Reloadable Debit Card, SurgePhone Wireless and SIM Starter Kits. See Note 5.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at September 30, 2019 and December 31, 2018.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2019 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by entity for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
True Wireless, Inc.	$3,583,806	$9,982,227
Surge Blockchain, LLC	4,351,123	709,889
Surge Logics, Inc.	4,355,370	781,810
Other	4,759	62,664
Total revenue	$12,295,058	$11,536,590

True Wireless is licensed to provide wireless services to qualifying low income customers in five states. Revenues are recognized when the services have been provided and the government subsidy has been earned.

Surge Blockchain revenues are generated through the SurgePaysPortal multi-purpose software are recognized when the goods and services have been delivered and earned.

Surge Logics is a full-service digital advertising agency and revenues are recognized at a period in time once performance obligations are met and services are provided as customer deposits are received in advance.

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

The Company had a net loss of approximately $5.3 million for the nine months ended September 30, 2019. As of September 30, 2019, the Company had cash and working capital deficit of approximately $144,000 and $1.7 million, respectively.

Management has made the decision to invest in its infrastructure in order to cross market and maximize product rollouts allowing for larger scale revenue in Q4 2019 and beyond. As part of this strategy, the Company is rolling out the SurgePays Marketplace platform to the AATAC network of 40,000 retail plus locations. This process includes placement orders of 500,000 Sim Starter kits, wireless top-ups platform, a nationwide exclusive master distributorship for Weekend Warrior Wellness products that include CBD products and the exclusive distributor of Pastime Foods candy. The Company is in the first phase of the rollout, during which it fulfilled over $2,800,000 in purchase orders during the three months ended September 30, 2019. The asset purchase agreement of the ECS Business executed with GBT gives the Company access to a network of over 9,800 retail locations and 160 independent sales people processing over 18,000 transactions per day (see Note 1). ECS generates approximately $46,500,000 in annualized revenue through third party wireless services.

In addition, during the three months ended September 30, 2019, management made the decision to expedite programming, software development and integration to enable the successful launch of the SurgePays Prepaid Visa card.

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, and the operations center in El Salvador which will be able to host 300 employees. Management believes the Company now has the ability to support its expected growth, which was a major goal for fiscal year 2019. During the nine months ended September 30, 2019, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of Quarter 1 2020 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as the collection of outstanding receivables and the restructuring of the current debt burden. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Additionally, if necessary, based on the Company’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, management believes that debt and/or equity financing can be obtained from both related parties (management and members of the Board of Directors of the Company) and external sources to pay down existing debt obligations, cover short term shortfalls, meet the shareholders equity requirements for Nasdaq, and complete proposed acquisitions. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Subsequent to September 30, 2019, the Company executed debt agreements resulting in gross proceeds of $750,000 to support short-term working capital needs.

4	MERGER AGREEMENT

As discussed in Note 1, the Company closed the merger transaction that was the subject of the Merger Agreement with True Wireless, Inc., dated as of April 11, 2018. At closing, in accordance with the Merger Agreement, TW merged with and into TW Acquisition Corporation, with TW being the surviving corporation. As a result of the Merger, TW became a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, TW merged into Acquisition Sub in a transaction where TW was the surviving company and become a wholly-owned subsidiary of the Company. The transaction was structured as a tax-free reverse triangular merger. In addition to the 12,000,000 shares of Company Common Stock and $500,000 cash which has been previously paid to the shareholders of TW, at the closing of the merger transaction, the shareholders of TW received the following as additional merger consideration:

● 152,555,416 shares of newly-issued Company Common Stock, which gave the shareholders of TW, on a proforma basis, a 69.5% interest in the Company’s total Common Shares.

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

Following the closing of the merger transaction, TW’s financial statements as of the closing were consolidated with the consolidated financial statements of the Company.

The following presents the unaudited pro-forma combined results of operations of the Company with the TW Business as if the entities were combined on January 1, 2018.

Nine Months Ended
September 30, 2018
Revenues, net	$5,547,888
Net loss	$(664,837)
Net loss per share	$(0.01)
Weighted average number of shares outstanding	79,529,231

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

The Company consolidated TW as of the closing date of the agreement, and the results of operations of the Company include that of TW.

5	ASSET PURCHASE AGREEMENT

On September 30, 2019, the Company entered into the Purchase Agreement with GBT.

Under the Purchase Agreement, the Company has purchased substantially all of the assets, and specified liabilities, of GBT’s ECS Prepaid business, Electronic Check Services business, and the Central State Legal Services business. The Purchase Agreement provides that the Company assumed GBT’s liabilities incurred after the effective date of the Purchase Agreement, but only to the extent such obligations and liabilities were not caused by or related to any action or inaction by GBT prior to the effective date of the Purchase Agreement. The Purchase Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, the Company acquired substantially all of the assets related to the ECS Business for total consideration of five million dollars ($5,000,000). The Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of four million dollars ($4,000,000) to GBT, and through the issuance of three million three hundred thirty-three thousand three hundred thirty-three (3,333,333) restricted shares of the Company’s common stock to GBT. As of the date of this report, the purchase price allocation has yet to be valued. GBT may not convert the Note to the extent that such conversion would result in beneficial ownership by GBT and/or its affiliates of more than 4.99% of the issued and outstanding common stock of the Company.

The Note has an effective date of September 27, 2019 and has a term of eighteen (18) months until the maturity date. The Note shall not bear interest and shall be convertible at the option of GBT starting from the sixth month anniversary of the effective date. The conversion price of the Note shall equal the volume weighted average price of the Company’s common stock on the trading market which the common stock is then trading over the previous twenty (20) days prior to the conversion date, provided that the conversion price shall never be lower than $0.10 or higher than $0.70. The Note provides that the Company retains the right to prepay all or any portion of the principal without any prepayment penalty. In addition, in connection with the issuance of the Note, GBT agreed that, for the eighteen (18) months following the effective date, GBT will not dispose of the Shares or shares issued as a result of the conversion of the Note, in an amount greater than seven and one-half percent (7.5%) of the trading volume of the Company’s shares of common stock during the previous month.

The following presents the unaudited pro-forma combined results of operations of the Company with the ECS Business as if the entities were combined on January 1, 2018.

Nine Months Ended
September 30, 2019
Revenues, net	$4,847,467
Net loss	$(5,381,401)
Net loss per share	$(0.06)
Weighted average number of shares outstanding	94,225,836

Nine Months Ended
September 30, 2018
Revenues, net	$46,460,364
Net income	$265,813
Net income per share	$0.00
Weighted average number of shares outstanding	79,529,231

6	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2019	December 31, 2018
Computer Equipment and Software	$233,263	$11,263
Furniture and Fixtures	7,996	7,996
Leasehold Improvements	25,513	25,513
	266,772	44,771
Less: Accumulated Depreciation	(25,344)	(13,782)
	$241,428	$30,990

Depreciation expense was $39,050 and $75,353 for the nine months ended September 30, 2019 and 2018, respectively.

7	CRYPTOCURRENCY ASSET SALE

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

8	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the nine months ended September 30, 2019, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $1,106,280. At September 30, 2019 and December 31, 2018, the Company’s total credit card liability was $560,754 and $394,840, respectively.

9	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC (“SMDMM”), an entity that is owned by the Company’s chief executive officer. The promissory note was for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. During the nine months ended September 30, 2019, the Company drew net advances on the note totaling $642,000. As part of the Cryptocurrency transaction discussed in Note 6 above, $80,000 of the outstanding balance under the promissory note was assumed by the purchaser.

In August 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $217,000 at an annual interest rate of 6%, due on August 15, 2022. As of September 30, 2019, the Company drew advances on the note totaling $217,000.

During the nine months ended September 30, 2019, the Company made principal and accrued interest payments of $674,000 and $25,955, respectively. The outstanding principal balance under the promissory notes due to SMDMM was $1,105,000 and $680,000 at September 30, 2019 and December 31, 2018, respectively. Accrued interest owed to SMDMM was $32,960 and $10,718 at September 30, 2019 and December 31, 2018, respectively.

10	NOTES PAYABLE AND LONG-TERM DEBT

As of September 30, 2019 and December 31, 2018, notes payable and long-term debt consists of:

	September 30, 2019	December 31, 2018
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	$-	$70,000
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	485,000	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into common stock [2]	27,500	27,500
	$512,500	$582,500

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on January 12, 2016; (Balance at September 30, 2019 and December 31, 2018 - $235,000).

●	A third non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on March 12, 2016 and remains unpaid as of September 30, 2019.

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

11	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2019 and December 31, 2018, convertible promissory notes payable consists of:

	September 30, 2019	December 31, 2018
Convertible note payable to GBT Technologies Inc. dated September 27, 2019 with no interest; due March 27, 2021; convertible into common stock [1]	$4,000,000	$-
Convertible note payable to Power Up Lending Group Ltd. dated September 18, 2019 with at 12% per annum; due September 18, 2020; convertible into common stock [2]	233,000	-
	$4,233,000	$-

1 As discussed above in Note 5, the Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of $4,000,000 to GBT, and through the issuance of three million three hundred thirty-three thousand three hundred thirty-three restricted shares of the Company’s common stock. The conversion price of the note shall equal the volume weighted average price of the Company’s common stock on the trading market which the common stock is then trading over the previous twenty (20) days prior to the conversion date, provided that the conversion price shall never be lower than $0.10 or higher than $0.70. The note provides that the Company retains the right to prepay all or any portion of the principal without any prepayment penalty.

2 The conversion price of the note shall equal 65% the average price of the two lowest trading prices of the Company’s common stock on the trading market which the common stock is then trading over the previous twenty (20) days prior to the conversion date.

12	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. During the nine months ended September 30, 2019, total advances and repayments under the LOC were $1,130,000 and $217,130, respectively. As of September 30, 2019 and December 31, 2018, the outstanding balance on the LOC was $912,870 and $0, respectively.

13	LEASES

The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2019

Operating leases	$48,020
Interest on lease liabilities	5,065
Total net lease cost	$53,085

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating leases:
Operating lease ROU assets	$195,797

Current operating lease liabilities, included in current liabilities	$20,040
Noncurrent operating lease liabilities, included in long-term liabilities	175,757
Total operating lease liabilities	$195,797

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,015
ROU assets obtained in exchange for lease liabilities:
Operating leases	$230,812
Weighted average remaining lease term (in years):
Operating leases	2.42
Weighted average discount rate:
Operating leases	5%

Total future minimum payments required under the lease obligations as of September 30, 2019 are as follows:

Twelve Months Ending December 31,
2019 (thereafter)	$20,040
2020	80,160
2021	80,160
2022	15,437
Total lease payments	$195,797
Less: amounts representing interest	(11,602)
Total lease obligations	$184,195

14	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

As of September 30, 2019 and December 31, 2018, there were 13,000,000 shares of Series A issued and outstanding.

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

As of September 30, 2019 and December 31, 2018, there were 721,598 and 643,366 shares of Series C issued and outstanding, respectively.

Common Stock

During the nine months ended September 30, 2019, the Company granted consultants 96,000 restricted shares for services pursuant to consulting agreements.

On March 27, 2019, the Company reached a settlement with a consultant to issue 875,000 shares for services rendered. Upon execution of the settlement, the Company recorded a loss on settlement of $507,500.

As discussed above in Note 5, on September 30, 2019, the Company entered into a Purchase Agreement with GBT Technologies Inc. Pursuant to the agreement, the Company acquired substantially all of the assets related to the ECS Business for total consideration of five million dollars ($5,000,000). The Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of $4,000,000 and through the issuance of 3,333,333 restricted shares of the Company’s common stock.

During the nine months ended September 30, 2019, the Company sold an aggregate of 9,115,712 shares of common stock and 4,333,564 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $3,190,500.

During the nine months ended September 30, 2019, the Company recorded total stock-based compensation expense of $274,200 in relation to shares issued for services.

As of September 30, 2019 and December 31, 2018, there were 101,966,436 and 88,046,391 shares of Common Stock issued and outstanding, respectively.

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

September 30, 2019
Risk-free interest rate	2.50%
Expected life of grants	3 years
Expected volatility of underlying stock	168.71%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

During the nine months ended September 30, 2019, the Company recorded total stock-based compensation expense related to the warrants of approximately $33,673. The unrecognized compensation expense at September 30, 2019 was approximately $0.

15	RELATED PARTY TRANSACTIONS

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance has no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of September 30, 2019 and December 31, 2018, the outstanding balance due was $0 and $389,502, respectively.

For the nine months ended September 30, 2019 and 2018, outsourced management services fees of $765,000 was paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Axia is owned by the majority owner of the Company.

At September 30, 2019 and December 31, 2018, the Company had trade payables to Axia of $160,018 and $66,535, respectively.

For the nine months ended September 30, 2019 and 2018, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $499,356 and $826,401, respectively. These costs are included in Cost of revenue in the Condensed Consolidated Statements of Operations. The owner of the majority of the Company’s voting shares is a minority owner of 321 Communications.

At September 30, 2019 and December 31, 2018, the Company had trade payables to 321 Communications of $63,561 and $52,161, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the nine months ended September 30, 2019 and 2018 were $1,594,068 and $1,612,126, respectively, and are included in Cost of revenue in the Condensed Consolidated Statements of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global. As discussed in Note 1, on January 17, 2019 the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom for $178,508, the Company’s ownership percentage of the net book value of Centercom upon completion of the transaction.

At September 30, 2019 and December 31, 2018, the Company had trade payables to CenterCom Global of $203,095 and $175,000, respectively.

See Note 5 for long-term debt due to related parties.

15	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2019, all payments were made as required in the settlement agreement.

16	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018, are as follows:

	Surge	TW	Total
Three Months ended September 30, 2019
Revenue	$3,428,766	$1,473,098	$4,901,864
Cost of revenue	(1,991,139)	(1,032,153)	(3,023,292)
Gross margin	1,437,627	440,945	1,878,572
Costs and expenses	(2,154,161)	(862,124)	(3,016,285)
Operating loss	(716,534)	(421,179)	(1,137,713)

Three Months ended September 30, 2018
Revenue	$819,149	$3,231,878	$4,051,027
Cost of revenue	(648,590)	(1,591,857)	(2,240,447)
Gross margin	170,558	1,640,022	1,810,580
Costs and expenses	(867,997)	(1,342,398)	(2,210,395)
Operating income (loss)	(697,438)	297,623	(399,815)

Nine Months ended September 30, 2019
Revenue	$6,739,867	$5,555,191	$12,295,058
Cost of revenue	(4,282,620)	(3,531,994)	(7,814,614)
Gross margin	2,457,247	2,023,197	4,480,444
Costs and expenses	(6,389,314)	(2,872,659)	(9,261,973)
Operating loss	(3,932,067)	(849,462)	(4,781,529)

Nine Months ended September 30, 2018
Revenue	$1,554,363	$9,982,227	$11,536,590
Cost of revenue	(1,263,599)	(4,897,118)	(6,160,717)
Gross margin	290,764	5,085,109	5,375,873
Costs and expenses	(1,638,265)	(3,921,094)	(5,559,359)
Operating income (loss)	(1,347,501)	1,164,015	(183,486)

September 30, 2019
Total assets	$10,380,654	$2,352,747	$12,733,401
Total liabilities	10,929,963	3,487,752	14,417,715

December 31, 2018
Total assets	$947,550	$3,136,768	$4,084,318
Total liabilities	2,694,258	3,378,293	6,072,551

17	SUBSEQUENT EVENTS

On October 7, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”), severally and not jointly, with BHP Capital NY Inc., a New York Corporation (“BHP”), Armada Capital Partners LLC, a Delaware limited liability company (“Armada”), and Jefferson Street Capital LLC, a New Jersey limited liability company (“Jefferson”), (“Buyer” or collectively the “Buyers”). In connection with the SPA, the Company issued three (3) notes, one to each Buyer, and three (3) warrants to purchase the Company’s common stock, one to each Buyer. The aggregate purchase price of the notes is $375,000 and the aggregate principal amount of the notes is $405,000.

Pursuant to the SPA, each of the Buyers purchased from the Company, for a purchase price of $125,000, a convertible promissory note, in the principal amount of $135,000. The purchase of each note was accompanied by the Company’s issuance of a warrant to purchase 125,000 shares of the Company’s common stock to each Buyer. On October 7, 2019, each Buyer delivered the purchase price to the Company as payment for each note.

Each note became effective as of October 7, 2019 and is due and payable on April 7, 2021. The notes entitle the Buyers to 8% interest per annum. Upon an Event of Default (as defined in the notes), the notes entitle the Buyers to interest at the rate of 18% per annum. The notes may be converted into shares of the Company’s common stock at a conversion price equal to 0.75 (representing a 25% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable.

The warrants were issued to the Buyers by the Company on October 7, 2019 in connection with the SPA. The warrants entitle the Buyers, respectively, to exercise purchase rights represented by the warrants up to 125,000 shares per warrant. The warrants permit the Buyers to exercise the purchase rights at any time on or after October 7, 2019 through October 7, 2022. Each warrant contains an exercise price per share of $0.80, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note.

On November 4, 2019, the Company entered into a promissory note agreement with a lender for the principal sum of $250,000. The note has a maturity of twelve months and bears interest at a rate of 18% compounded annually with an additional 100,000 shares of Company restricted stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of September 30, 2019 and 2018 and for the three and nine months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

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

Commencing in 2018, the Company has significantly expanded its suite of services to include the pursuit of the following business models:

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

Additionally, through the use of the SurgeRewardsApp, the Company is able to more aggressively rollout the SurgePhoneWireless service. Customers earn rewards from the ad impressions while unlocking their phone and also by opening the SurgeRewardsApp to watch videos and ads, as well as participate in short surveys in order to receive reward points that can be converted into statement credits for free cell phone service or cash.

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

Surge Fintech

SurgePays Visa launched late in the third quarter of 2019. We believe this card could be life enhancing by serving as a virtual checking account for the unbanked, underbanked, credit challenged or those unable to access traditional financial services. The SurgePays card will offer safety, security and convenience of using the card anywhere that accepts Visa and customers will be able to load their card via direct deposit or loading cash directly at 110,000 locations nationwide. Customers will be able to access and manage their accounts from the connected app. In addition, customers will also be able to take a picture of their paycheck and load the cash to their cards (eliminating costly check cashing fees).

Surge Blockchain, LLC is focused on expanding development and licensing for a Blockchain Service as a Software (SaaS) Payments Platform in order to deliver a real product that improves people’s lives.

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic's revenue which has grown to approximately $4.4 million for the nine months ended September 30, 2019.

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

Centercom Global, S.A. de C.V.

On January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V (“Centercom”). Centercom is a dynamic operations center currently providing Surge sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global. Centercom also provides call center support for various third-party clients. Centercom is involved with:

●	On-boarding the SurgePays Portal into over 40,000 retail locations and subsequent ongoing support;
●	Aggressively marketing the Company’s new “Free Wireless Service” program to substantially grow customer base while enhancing customer service;
●	Supporting the Company’s IT infrastructure including database management; and
●	Upselling-related FinTech products to our existing customer base to increase revenue.

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying condensed consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying condensed consolidated statements of income. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of September 30, 2019.

ECS Business

On September 30, 2019, the Company entered into the Purchase Agreement with GBT Technologies Inc (“GBT”) of the ECS Prepaid business, Electronic Check Services business and the Central States Legal Services business (collectively, “ECS”). Through its proprietary Fintech software platform, ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Since 2008, ECS has grown to a network of over 9,800 retail locations and 160 independent sales organizations (“ISO”) processing over 18,000 transactions per day. Surge will integrate the ECS software with its SurgePays Network in order to offer both wholesale products from third-party manufacturers, as well as Surge products, including the SurgePays Reloadable Debit Card, SurgePhone Wireless and SIM Starter Kits.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Revenues during the three months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Revenue	$4,901,864	$4,051,027
Cost of revenue	3,023,292	2,240,447
Gross profit	$1,878,572	$1,810,580

Revenue increased $850,837 (21.0%) primarily due to revenue increases in Surge Blockchain, LLC in the amount of $2,452,995 (742.6%) and Surge Logics, Inc. in the amount of $1,576,415 (390.5%) and a decrease in revenues in True Wireless, Inc. in the amount of $1,758,780 (54.5%). Gross profit increased $67,992 (3.8%) primarily due to gross profit increases in Surge Blockchain, LLC in the amount of $598,994 (3,963.5%) and Surge Logics, Inc. in the amount of $702,720 (593.0%) and a decrease in gross profit in True Wireless, Inc. in the amount of $1,199,077 (73.2%).

Costs and expenses during the three months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Depreciation and amortization	$17,926	$40,029
Selling, general and administration	2,998,359	2,170,366
Total	$3,016,285	$2,210,395

Depreciation and amortization decreased $22,103 primarily as a result of the transfer of Surge Cryptocurrency Mining assets and liabilities to a third party under the sole control of Brian Cox, our CEO and Chairman of the Board, in December 2018.

Selling, general and administrative costs (S, G & A) increased $827,993 (38.1%) primarily as a result of the increase in in-house staff support positions ($275,887) (118.8%), contractors and consultants ($157,738) (47.9%) and in personnel in the telecom operations center ($139,574) (30.4%) to support the expected revenue increase in the coming months.

Selling, general and administrative expenses during the three months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Telecom operations center	$599,474	$459,900
Contractors and consultants	487,535	329,797
Compensation	508,254	232,367
Webhosting/internet	152,066	281,142
Professional services	490,296	489,405
Advertising and marketing	189,528	210,942
Other	571,204	166,813
Total	$2,998,357	$2,170,366

Total selling, general and administrative expense (S,G & A) increased $831.372 from $2,170,366 in 2018 to $2,998,357 in 2019. The detail changes are discussed below:

*	Telecom operations center expenses increased from $459,900 in 2018 to $599,474 in 2019 primarily as a result of the contracting vendor providing increased services for Surge Blockchain, LLC.
*	Contractors and consultants increased to $487,535 in 2019 from $329,797 in 2018 primarily due to outside IT services on the SurgePays portal.
*	Compensation increased from $232,367 in 2018 to $508,254 in 2019 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months.
*	Webhosting/internet costs decreased to $152,066 in 2019 from $281,142 in 2018.
*	Professional services increased from $489,405 in 2018 to $490,296 in 2019.
*	Advertising and marketing costs decreased to $189,528 in 2019 from $210,942 in 2018 primarily due to a reduction in new advertising and marketing campaigns.
*	Other costs increased to $571,204 in 2019 from $166,813 in 2018 primarily due to an increase in fidelity, cyber security and professional liability insurance required for the issuance of the SurgePays Visa debit card, shareholder communications and travel.

Other (expense) income during the three months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Interest, net	$(20,767)	$(40,833)
Change in fair value of derivative liability	-	(6,724)
Change in fair value of LTC cryptocurrency	-	(12,581)
Gain on equity investment in Centercom	6,134	-
Gain on settlement of liabilities	-	61,709
	$(14,633)	$(1,571)

Net interest decreased to $20,767 in 2019 from $40,833 in 2018 primarily due to converting a $3,000,000 note payable to Series C convertible preferred stock in December 2018.

The change in fair value of LTC cryptocurrency decreased to $0 in 2019 from $12,581 in 2018 due to the transfer of all assets and liabilities of Surge Cryptocurrency Mining to a third party under the sole control of Mr. Cox in December 2018.

The gain on equity investment in Centercom of $6,134 in 2019 is due to the 40% acquisition of Centercom in January 2019.

During the three months ended September 30, 2018, the Company settled outstanding liabilities through the issuance of 3,330,703 shares of common stock.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Revenues during the nine months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Revenue	$12,295,058	$11,536,590
Cost of revenue	7,814,614	6,160,717
Gross profit	$4,480,444	$5,375,873

Revenue increased $758,468 (6.6%) primarily due to revenue increases in Surge Blockchain, LLC in the amount of $3,641,234 (513.0%) and Surge Logics, Inc. in the amount of $3,573,560 (457.1%) and a decrease in revenues in True Wireless, Inc. in the amount of $4,427,036 (44.4%). Gross profit decreased $895,429 (16.7%) primarily due to gross profit increases in Surge Blockchain, LLC in the amount of $883,517 (2,894.1%) and Surge Logics, Inc. in the amount of $1,333,884 (646.4%) and a decrease in gross profit in True Wireless, Inc. in the amount of $3,061,912 (60.3%). The revenue and gross profit in the Surge companies represent $439,876 and $172,014, respectively.

Costs and expenses during the nine months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Depreciation and amortization	$39,050	$102,842
Selling, general and administration	9,222,923	5,456,517
Total	$9,261,973	$5,559,359

Depreciation and amortization decreased $63,792 primarily as of the transfer of Surge Cryptocurrency Mining assets and liabilities to a third party under the sole control of Mr. Cox in December 2018.

Selling, general and administrative costs (S, G & A) increased $3,766,406 (69.0%) primarily as a result of the merger between Surge Holdings, Inc. and True Wireless, Inc. The S, G & A expenses of the Surge companies represent $507,834 of the expenses that are not included in the 2018 expenses.

Selling, general and administrative expenses during the nine months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Telecom operations center	$1,625,774	$1,386,137
Contractors and consultants	1,539,057	925,595
Compensation	1,326,821	477,355
Webhosting/internet	457,996	520,091
Professional services	1,341,768	1,369,329
Advertising and marketing	1,079,715	315,928
DRIP fees	547,000	-
Other	1,304,792	462,082
Total	$9,222,923	$5,456,517

Total selling, general and administrative expense (S,G & A) increased $3,766,406 from $5,456,517 in 2018 to $9,222,923 in 2019. The 2019 period includes $507,834 in expenses for the Surge companies that are not included in the 2018 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $1,386,137 in 2018 to $1,625,774 in 2019 primarily as a result of the contracting vendor providing additional services for Surge Blockchain, LLC.
*	Contractors and consultants increased to $1,539,057 in 2019 from $925,595 in 2018 primarily due to outside IT services on the SurgePays portal. The 2019 period includes $170,943 in expenses of the Surge companies that are not included in the 2018 expenses.
*	Compensation increased from $477,355 in 2018 to $1,326,821 in 2019 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months. The 2019 period includes $134,876 in expense of the Surge companies that are not included in the 2018 expenses.
*	Webhosting/internet costs decreased to $457,996 in 2019 from $520,091 in 2018.
*	Professional services decreased from $1,369,329 in 2018 to $1,341,768 in 2019.
*	Advertising and marketing costs increased to $1,079,715 in 2019 from $315,928 in 2018 primarily due to the Company implementing new advertising and marketing campaigns.
*	DRIP fees increased to $547,000 as a result of the Company entering into a Distributive Resolution & Integration Program (“DRIP”) with the Asian American Trade Association (“AATAC”) to provide products and services for up to 40,000 locations. The DRIP fees are a one-time location activation fee.
*	Other costs increased to $1,304,792 in 2019 from $462,082 in 2018 primarily due to an increase in fidelity, cyber security and professional liability insurance required for the issuance of the SurgePays Visa debit card, shareholder communications and travel. The 2019 period includes $98,904 in expenses of the Surge companies that are not included in the 2018 expenses.

Other (expense) income during the nine months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
Interest, net	$(93,157)	$(128,242)
Change in fair value of derivative liability	-	(4,105)
Change in fair value of LTC cryptocurrency	-	(63,487)
Gain on equity investment in Centercom	70,909	-
Gain (loss) on settlement of liabilities	(466,187)	61,709
	$(488,435)	$(134,125)

Net interest decreased to $93,157 in 2019 from $128,242 in 2018 primarily due to converting a $3,000,000 note payable to Series C convertible preferred stock in December 2018.

The change in fair value of LTC cryptocurrency decreased to $0 in 2019 from $63,487 in 2018 due to the decrease in the market value of LTC cryptocurrency. In December 2018, the Company entered into an asset purchase agreement by which the Company transferred the assets and liabilities to a third party.

The gain on equity investment in Centercom of $70,909 in 2019 is due to the 40% acquisition of Centercom in January 2019.

During the nine months ended September 30, 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of common stock and recorded a loss on settlement of $507,000. This amount was offset by a gain of $41,313 on the settlement of outstanding debt. During the nine months ended September 30, 2018, the Company settled outstanding liabilities through the issuance of 3,330,703 shares of common stock.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At September 30, 2019 and December 31, 2018, our current assets were $6,080,740 and $3,059,820, respectively, and our current liabilities were $7,822,818 and $4,792,035, respectively, which resulted in a working capital deficit of $1,742,078 and $1,732,215, respectively.

Total assets at September 30, 2019 and December 31, 2018 amounted to $12,733,401 and $4,084,318, respectively. At September 30, 2019, assets consisted of current assets of $6,080,740, net property and equipment of $241,428, net intangible assets of $5,037,780, goodwill of $866,782, equity investment in Centercom of $249,417, operating lease right of use asset of $195,797 and other long-term assets of $61,457, as compared to current assets of $3,059,820, net property and equipment of $30,990, net intangible assets of $65,269, goodwill of $866,782 and other long-term assets of $61,457 at December 31, 2018.

At September 30, 2019, our total liabilities of $14,417,715 increased $8,345,164 from $6,072,551 at December 31, 2018.

At September 30, 2019, our total stockholders’ deficit was $1,684,314 as compared to total stockholders’ deficit of $1,988,233 at December 31, 2018. The principal reason for the decrease in stockholders’ deficit was the impact of the net loss of $5,269,964 offset by the equity issuances during the quarter.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2019 and 2018.

	2019	2018

Net cash provided by (used in) operating activities	$(4,987,079)	$187,951
Net cash provided by (used in) investing activities	(222,000)	243,768
Net cash provided by (used in) financing activities	4,980,370	(296,687)
Net increase (decrease) in cash and cash equivalents	$(300,709)	$135,032

At September 30, 2019, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 9 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 10 to the Consolidated Financial Statements.

Convertible promissory notes payable - See Note 11 to the Consolidated Financial Statements.

Advances from related party - See Note 15 to the Consolidated Financial Statements.

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

Liquidity – The Company had a net loss of approximately $5.3 million for the nine months ended September 30, 2019. As of September 30, 2019, the Company had cash and working capital deficit of approximately $144,000 and $1.7 million, respectively.

Management has made the decision to invest in its infrastructure in order to cross market and maximize product rollouts allowing for larger scale revenue in Q4 2019 and beyond. As part of this strategy, the Company is rolling out the SurgePays Marketplace platform to the AATAC network of 40,000 retail plus locations. This process includes placement orders of 500,000 Sim Starter kits, wireless top-ups platform, a nationwide exclusive master distributorship for Weekend Warrior Wellness products that include CBD products and the exclusive distributor of Pastime Foods candy. The Company is in the first phase of the rollout, during which it fulfilled over $2,800,000 in purchase orders during the three months ended September 30, 2019. The asset purchase agreement of the ECS Business executed with GBT gives the Company access to a network of over 9,800 retail locations and 160 independent salespeople processing over 18,000 transactions per day (see Note 1). ECS generates approximately $46,500,000 in annualized revenue through third party wireless services.

In addition, during the three months ended September 30, 2019, management made the decision to expedite programming, software development and integration to enable the successful launch of the SurgePays Prepaid Visa card.

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, and the operations center in El Salvador which will be able to host 300 employees. Management believes the Company now has the ability to support its expected growth, which was a major goal for fiscal year 2019. During the nine months ended September 30, 2019, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of Quarter 1 2020 from ongoing operations by the combination of increased cash flow from its current subsidiaries, as well as the collection of outstanding receivables and the restructuring of the current debt burden. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Additionally, if necessary, based on the Company’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, management believes that debt and/or equity financing can be obtained from both related parties (management and members of the Board of Directors of the Company) and external sources to pay down existing debt obligations, cover short term shortfalls, meet the shareholders equity requirements for Nasdaq, and complete proposed acquisitions. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

Subsequent to September 30, 2019, the Company executed debt agreements resulting in gross proceeds of $750,000 to support short-term working capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Condensed Consolidated Financial Statements. During the nine months ending September 30, 2019, we were not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses. However, if we complete an acquisition, we will be required to make estimates and assumptions typical of other companies. For example, we will be required to make critical accounting estimates related to valuation and accounting for business combinations. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2019. Our management has determined that, as of September 30, 2019, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2019, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

During the nine months ended September 30, 2019, the Company sold an aggregate of 9,115,712 shares of common stock and 4,333,564 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $3,190,500.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Asset Purchase Agreement between Surge Holding In. and GBT Technologies Inc. executed September 30, 2019				X
10.2	Convertible Promissory Note Issued by Surge Holding Inc. to GBT Technologies Inc. dated September 27, 2019				X
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

*Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE HOLDINGS, INC.
Date: November 14, 2019
	By:	/s/ Kevin Brian Cox
Chief Executive Officer

