Form 10-Q/A
period 2019-09-30
Surge Holdings, Inc.
filed 2019-11-25
CIK 1392694

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

Explanatory Note

We filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 on November 14, 2019 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to (i) correct a typo in Note 5 to the Condensed Consolidated Financial Statements, to reflect that the pro-forma net revenues of the Company with the ECS Business, had the entities been combined on January 1, 2018, was, for the nine months ended September 30, 2019, $45,503,800 and not $4,847,467; and (ii) add additional disclosure to the Liquidity, Capital Resources And Going Concern Section under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, to disclose that the increase of $4,972,511 in the Company’s net intangible assets in 2019 is primarily due to the purchase of the ECS Business from GBT.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

No other changes have been made to the Original Report. This Amendment No. 1 to the Original Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report.

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $4.4 million for the nine months ended September 30, 2019.

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

ECS Business

On September 30, 2019, the Company entered into the Purchase Agreement with GBT Technologies Inc. (“GBT”) of the ECS Prepaid business, Electronic Check Services business and the Central States Legal Services business (collectively, “ECS”). Through its proprietary Fintech software platform, ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Since 2008, ECS has grown to a network of over 9,800 retail locations and 160 independent sales organizations (“ISO”) processing over 18,000 transactions per day. Surge will integrate the ECS software with its SurgePays Network in order to offer both wholesale products from third-party manufacturers, as well as Surge products, including the SurgePays Reloadable Debit Card, SurgePhone Wireless and SIM Starter Kits. See Note 5.

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

Nine Months Ended
September 30, 2019
Revenues, net	$45,503,800
Net loss	$(5,381,401)
Net loss per share	$(0.06)
Weighted average number of shares outstanding	94,225,836

Nine Months Ended
September 30, 2018
Revenues, net	$46,460,364
Net income	$265,813
Net income per share	$0.00
Weighted average number of shares outstanding	79,529,231

6	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2019	December 31, 2018
Computer Equipment and Software	$233,263	$11,263
Furniture and Fixtures	7,996	7,996
Leasehold Improvements	25,513	25,513
	266,772	44,771
Less: Accumulated Depreciation	(25,344)	(13,782)
	$241,428	$30,990

Depreciation expense was $39,050 and $75,353 for the nine months ended September 30, 2019 and 2018, respectively.

7	CRYPTOCURRENCY ASSET SALE

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $4.4 million for the nine months ended September 30, 2019.

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

Total assets at September 30, 2019 and December 31, 2018 amounted to $12,733,401 and $4,084,318, respectively. At September 30, 2019, assets consisted of current assets of $6,080,740, net property and equipment of $241,428, net intangible assets of $5,037,780, goodwill of $866,782, equity investment in Centercom of $249,417, operating lease right of use asset of $195,797 and other long-term assets of $61,457, as compared to current assets of $3,059,820, net property and equipment of $30,990, net intangible assets of $65,269, goodwill of $866,782 and other long-term assets of $61,457 at December 31, 2018. The increase of $4,972,511 in net intangible assets in 2019 is primarily due to the purchase of the ECS Business from GBT.

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

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Asset Purchase Agreement between Surge Holding In. and GBT Technologies Inc. executed September 30, 2019	10-Q	10.1	11/14/2019
10.2	Convertible Promissory Note Issued by Surge Holding Inc. to GBT Technologies Inc. dated September 27, 2019	10-Q	10.2	11/14/2019
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

*Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE HOLDINGS, INC.
Date: November 25, 2019
	By:	/s/ Kevin Brian Cox
Chief Executive Officer

