Form 10-K
period 2019-12-31
Surge Holdings, Inc.
filed 2020-05-12
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-52522

SURGE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0550352
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3124 Brother Blvd, Suite 104

Bartlett TN 38133

(Address of Principal Executive Office)

(901) 302-9587

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller Reporting Company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (25,611,000) computed by reference to the price at which the common equity was last sold on June 28, 2019 ($0.48), was $12,293,280.

As of May 11, 2020, the registrant has one class of common equity, and the number of shares outstanding of such common equity is 103,519,030.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including their Annual Report on 10-K (“Annual Report”), that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to its operations being impacted by COVID-19, the Company was unable to meet its filing deadline with respect to its Annual Report and on March 30, 2020 submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, communication among internal financial staff and external auditors has been challenging, resulting in a delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on March 30, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-K relying on the exemptions provided by the SEC Order. This Form 10-K is being filed in reliance on the SEC Order.

SURGE HOLDINGS, INC.

2019 FORM 10-K ANNUAL REPORT

i

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding our ability to continue as a going concern, our business plans, the ability to raise working capital and expectations as to market acceptance of our products. Forward-looking statements involve risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors include, but are not limited to, our ability to continue as a going concern, our ability to generate sufficient cash to continue and expand operations, the competitive environment generally and in our specific market areas, changes in technology, the availability of and the terms of financing, changes in costs and availability of goods and services, economic conditions in general and in our specific market areas, changes in federal, state and/or local government laws and regulations potentially affecting the use of our technology, changes in operating strategy or development plans and the ability to attract and retain qualified personnel. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions may prove to be incorrect. Our actual results and financial position may vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

ii

PART I

Item 1. Business.

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

Surge Fintech

SurgePays Visa was launched late in the third quarter of 2019. We believe this card could be life enhancing by serving as a virtual checking account for the unbanked, underbanked, credit challenged or those unable to access traditional financial services. The SurgePays card will offer safety, security and convenience of using the card anywhere that accepts Visa and customers will be able to load their card via direct deposit or loading cash directly at 110,000 locations nationwide. Customers will be able to access and manage their accounts from the connected app. In addition, customers will also be able to take a picture of their paycheck and load the cash to their cards (eliminating costly check cashing fees).

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $7.2 million for the year ended December 31, 2019.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of December 31, 2019.

ECS Business

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “GBT Purchase Agreement”) with GBT Technologies Inc., a Nevada corporation (“GBT”). Pursuant to the GBT Purchase Agreement, the Company has purchased substantially all of the assets, and specified liabilities, of the GBT’s ECS Prepaid business, Electronic Check Services business, and the Central State Legal Services business (collectively the “GBT Assets”). Through its proprietary Fintech software platform, ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Since 2008, ECS has grown to a network of over 9,800 retail locations and 160 independent sales organizations (“ISO”) processing over 18,000 transactions per day. Surge will integrate the ECS software with its SurgePays Network in order to offer both wholesale products from third-party manufacturers, as well as Surge products, including the SurgePays Reloadable Debit Card, SurgePhone Wireless and SIM Starter Kits.

Recent Developments

GBT Asset Purchase Agreement

As previously discussed, on September 30, 2019, the Company entered into an Asset Purchase Agreement with GBT Technologies Inc., a Nevada corporation. Pursuant to the GBT Purchase Agreement, the Company has purchased substantially all of the assets, and specified liabilities, of the GBT’s ECS Prepaid business, Electronic Check Services business, and the Central State Legal Services business. The GBT Purchase Agreement provides that the Company assumed GBT’s liabilities incurred after the effective date of the GBT Purchase Agreement, but only to the extent such obligations and liabilities were not caused by or related to any action or inaction by Seller prior to the effective date of the GBT Purchase Agreement. The GBT Purchase Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, the Company acquired substantially all of the assets related to the GBT Assets for total consideration of five million dollars ($5,000,000). The GBT Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of four million dollars ($4,000,000) to the Seller (the “GBT Note”), and through the issuance of three million three hundred thirty-three thousand three hundred thirty-three (3,333,333) restricted shares of the Company’s Common Stock to the GBT.

The GBT Note has an effective date of September 27, 2019 and has a term of eighteen (18) months until the maturity date. The GBT Note shall not bear interest and shall be convertible at the option of GBT starting from the sixth month anniversary of the effective date. The conversion price of the GBT Note shall equal the volume weighted average price of the Company’s Common Stock on the trading market which the common stock is then trading over the previous twenty (20) days prior to the conversion date, provided that the conversion price shall never be lower than $0.10 or higher than $0.70. The GBT Note provides that the Company retains the right to prepay all or any portion of the principal without any prepayment penalty. In addition, in connection with the issuance of the Note, GBT agreed that, for the eighteen (18) months following the effective date, GBT will not dispose of the common stock or shares issued as a result of the conversion of the GBT Note, in an amount greater than seven and one-half percent (7.5%) of the trading volume of the Company’s shares of Common Stock during the previous month.

October 2019 Securities Purchase Agreements

On October 7, 2019, the Company entered into a Securities Purchase Agreement (the “October 2019 SPAs”), severally and not jointly, with BHP Capital NY Inc., a New York Corporation (“BHP”), Armada Capital Partners LLC, a Delaware limited liability company (“Armada”), and Jefferson Street Capital LLC, a New Jersey limited liability company (“Jefferson”), (each a “Buyer” or collectively the “Buyers”). In connection with the October 2019 SPAs, the Company issued three (3) notes, one to each Buyer, and three (3) warrants to purchase the Company’s Common Stock, one to each Buyer. The aggregate purchase price of the notes is $375,000 and the aggregate principal amount of the notes is $405,000.

Pursuant to the October 2019 SPAs, each of the Buyers purchased from the Company, for a purchase price of $125,000, a Convertible Promissory Note, in the principal amount of $135,000 (each an “October 2019 Note”). The purchase of each October 2019 Note was accompanied by the Company’s issuance of a warrant to purchase 125,000 shares of the Company’s Common Stock to each Buyer. On October 7, 2019, each Buyer delivered the Purchase Price to the Company as payment for each October 2019 Note.

The Warrants to purchase shares of the Company’s Common Stock (each an “October 2019 Warrant”), were issued by the Company on October 7, 2019. The October 2019 Warrants entitle the Buyers, respectively, to exercise purchase rights represented by the Warrants up to 125,000 shares per October 2019 Warrant. The October 2019 Warrants permit the Buyers to exercise the purchase rights at any time on or after October 7, 2019 through October 7, 2022, at an exercise price per share of $0.80, subject to adjustment.

November 2019 Notes

On November 4, 2019, the Company sold a promissory note in the principal amount of $250,000 (the “Mitchell Note”) to Jack D. and Vanessa J. Mitchell, individuals. The Mitchell Note accrues interest at a rate of eighteen percent (18%), compounded annually with an additional 100,000 shares of Common Stock of the Company. The Mitchell Note matures on November 4, 2020, and it can be prepaid by the Company, in whole or in part, without penalty, at any time.

Membership Interest Purchase Agreement

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) by and among the Company, ECS Prepaid, LLC, a Missouri limited liability company (“ECS Prepaid”), Dennis R. Winfrey, an individual, and Peggy S. Winfrey, an individual (together, the “Winfreys”), whereby the Company purchased from the Winfreys all of the Membership Interests of ECS Prepaid owned by the Winfreys (the “ECS Prepaid Membership Interests”). In consideration for the ECS Prepaid Membership Interests, the Company issued to Suray Holdings LLC, an entity jointly controlled by the Winfreys (“Suray”), 450,000 shares of Common Stock of the Company.

ECS and CSLS Stock Purchase Agreement

On January 30, 2020, the Company entered into a Stock Purchase Agreement (the “ECS and CSLS SPA”) by and among the Company, Electronic Check Services, Inc., a Missouri corporation (“ECS”), Central States Legal Services, Inc., a Missouri corporation (“CSLS”), and the Winfreys, whereby the Company purchased from the Winfreys all of the issued and outstanding stock of each of ECS and CSLS (the “ECS and CSLS Stock”). In consideration for the ECS and CSLS Stock, the Company issued 50,000 shares of Common Stock to Suray (the “ECS and CLS Purchase Share Issuance”).

January SPAs and Notes

On January 30, 2020, the Company entered into Securities Purchase Agreements (the “January 2020 SPAs”), with three (3) accredited investors (the “January 2020 Investors”), pursuant to which the January 2020 Investors purchased from the Company, for an aggregate purchase price of $500,000 (the “January 2020 Purchase Price”), Promissory Notes in the aggregate principal amount of $540,000 (the “January 2020 Notes”). The January 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the January 2020 Investors loaning the January 2020 Purchase Price to the Company, the Company issued to each of the January 2020 Investors 250,000 shares of Common Stock for a total of 750,000 shares (the “January 2020 Share Issuance”).

The January 2020 Notes shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on February 5, 2021. No payments of principal or interest are due through July 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

Settlement Agreement

On January 15, 2020, the Company and Carter Matzinger (a member of the Company’s Board of Directors) (collectively, the “Surge Party”), and the former owners of the Company’s wholly-owned subsidiary, DigitizeIQ, LLC (collectively, the “DigitizeIQ Party” and, together with the Surge Party, the “Parties”), entered into a settlement agreement (the “DigitizeIQ Settlement Agreement”) to settle any claims the Parties may have had against each other. The parties made claims against each other with regard to alleged breaches of an Exchange Agreement, a Non-Compete Agreement, and promissory notes issued by the Company to the DigitzeIQ Party (the “DigitzeIQ Promissory Notes”).

Pursuant to the DigitizeIQ Settlement Agreement, the Parties, in addition to releasing all claims against each other, agreed to cooperate to ensure the complete transfer and assignment of the domain “digitizeiq.com” to the Company and agreed that the DigitizeIQ Promissory Notes are deemed terminated. As a result of the DigitizeIQ Promissory Notes being terminated, on an unaudited basis, the Company reduced its liabilities by approximately $580,000.

February SPAs and Note

On February 3 and February 6, 2020, the Company entered into Securities Purchase Agreements (the “February 2020 SPAs”), with two (2) accredited investor (the “February 2020 Investors”), pursuant to which the February 2020 Investors purchased from the Company, for an aggregate purchase price of $400,000 (the “February 2020 Purchase Price”), Promissory Notes in the principal amount of $432,000 (the “February 2020 Notes”). The February 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the February 2020 Investors loaning the February 2020 Purchase Price to the Company, the Company issued to each of the February 2020 Investors 300,000 shares of Common Stock for a total of 600,000 shares (the “February Share Issuance”).

The terms of the February 2020 Notes are substantially the same as the terms of the January 2020 Notes.

March SPA and Note

On March 5, 2020, the Company entered into a Securities Purchase Agreement (the “March 2020 SPA”), with an accredited investor (the “March 2020 Investor”), pursuant to which the March 2020 Investor purchased from the Company, for an aggregate purchase price of $350,000 (the “March 2020 Purchase Price”), a Promissory Note in the principal amount of $378,000 (the “March 2020 Note”). The March 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the March 2020 Investor loaning the March 2020 Purchase Price to the Company, the Company issued to the March 2020 Investor 400,000 shares of Common Stock of the Company.

The March 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 5, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

April SPA and Note

On April 1, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 SPA”), with an accredited investor (the “April 2020 Investor”), pursuant to which the April 2020 Investor purchased from the Company, for an aggregate purchase price of $150,000 (the “April 2020 Purchase Price”), a Promissory Note in the principal amount of $162,000 (the “April 2020 Note”). The April 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the April 2020 Investor loaning the April 2020 Purchase Price to the Company, the Company issued to the April 2020 Investor 172,000 shares of Common Stock of the Company.

The April 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 15, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

Item 1A. Risk Factors.

Risks Related to Our Company

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our operations are subject to regulation by the FCC and other federal, state and local agencies. These regulatory regimes frequently restrict or impose conditions on our ability to operate in designated areas and provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are often involved in regulatory and other governmental proceedings or inquiries related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Without relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting 10 years, subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our business, results of operations and financial condition.

New laws or regulations or changes to the existing regulatory framework at the federal, state and local level, such as those described below, could restrict the ways in which we manage our wireline and wireless networks and operate our business, impose additional costs, impair revenue opportunities and potentially impede our ability to provide services in a manner that would be attractive to us and our customers.

●	Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection. A new privacy law scheduled to take effect in California in 2020, also could have a significant impact on certain of our businesses.

●	Regulation of broadband Internet access services - In its 2015 Title II Order, the FCC nullified its longstanding “light touch” approach to regulating broadband Internet access services and “reclassified” these services as telecommunications services subject to utilities-style common carriage regulation. The FCC repealed the 2015 Title II Order in December 2017 and returned to its traditional light-touch approach for these services. The 2017 order has been appealed to the D.C. Circuit; the outcome and timing of this appeal or any other challenge remains uncertain. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our services (in some cases different from the FCC’s 2015 rules). The enforceability and effect of these state rules is uncertain.

●	“Open Access” - we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services.

The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks

Changes to the federal Lifeline Assistance Program could negatively impact the growth of our True Wireless business and its profitability.

True Wireless offers service to low-income subscribers eligible for the federal Lifeline Assistance program. True Wireless provides a monthly discount to eligible subscribers in the form of free blocks of minutes and text messages. This discount is subsidized by the Low-Income Program of the federal USF and administered by the Universal Service Administrative Company. In 2012, the FCC adopted reforms to the Low Income program to increase program effectiveness and efficiencies. More stringent eligibility and certification requirements have made it more difficult for Lifeline service providers to sign up and retain Lifeline subscribers. Some regulators and legislators have questioned the structure of the current program, and the FCC is continuing to review and implement measures to improve the program, including enforcement action involving alleged rule violations, and roll-out of the National Lifeline Accountability Database. Changes in the Lifeline program as a result of the ongoing FCC proceeding or new legislation, or potential enforcement action, could negatively impact growth of True Wireless and/or the profitability of True Wireless.

If we are not able to adapt to changes and disruptions in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.

Our industries are rapidly changing as new technologies are developed that offer consumers an array of choices for their communications needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints on our introduction of new services. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected. Additionally, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services

Failure to develop new products, such as cross-media solutions, that are compelling for the marketplace in the expected time frame may adversely affect the combined company’s future results.

As the media and advertising industry looks to evaluate investments such as advertising campaigns across various forms of media, such as television, radio, online, and mobile, the ability to measure the combined size and composition of audiences across platforms is increasingly important and demanded. A primary strategic reason for this business combination is to allow our companies to more quickly and effectively develop cross-media capabilities using the combined talents and assets of the two companies to meet a growing market demand. The management of the combined company may face significant challenges in developing new products while integrating existing products and technologies. If the companies are not successful in developing credible products in the expected timeframe, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

We may expand through investments in, acquisitions of, or the development of new products with assistance from, other companies, any of which may not be successful and may divert our management’s attention.

In the past, we completed several strategic acquisitions. We also may evaluate and enter into discussions regarding an array of potential strategic transactions, including acquiring complementary products, technologies or businesses. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized timely, if at all, or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:

●	encounter difficulties retaining key employees of the acquired company or integrating diverse business cultures;

●	incur large charges or substantial liabilities, including without limitation, liabilities associated with products or technologies accused or found to infringe on third-party intellectual property rights or violate existing or future privacy regulations;

●	issue shares of our capital stock as part of the consideration, which may be dilutive to existing stockholders;

●	become subject to adverse tax consequences, legal disputes, substantial depreciation or deferred compensation charges;

●	use cash that we may otherwise need for ongoing or future operation of our business;

●	enter new geographic markets that subject us to different laws and regulations that may have an adverse impact on our business;

●	experience difficulties effectively utilizing acquired assets;

●	encounter difficulties integrating the information and financial reporting systems of acquired businesses, particularly those that operated under accounting principles other than those generally accepted in the U.S. prior to the acquisition by us; and

●	incur debt, which may be on terms unfavorable to us or that we are unable to repay.

Our business could be adversely affected if we fail to implement and maintain effective disclosure controls and procedures and internal control over financial reporting.

We concluded that as of December 31, 2019, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to not being able to provide for adequate review of our financial statements. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. In addition, investors may lose confidence in our reported information and the market price of our Common Stock may decline.

If we are unable to obtain additional financing, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We need substantial capital to implement our sales distribution strategy for our current products and to develop and commercialize future products. Our capital requirements will depend on many factors, including but not limited to:

●	the problems, delays, expenses, and complications frequently encountered by early-stage companies;

●	market acceptance of our products;

●	the success of our sales and marketing programs; and

We expect, if we sell at least $10,000,000 of our shares of Common Stock, that the net proceeds of such sales along with our current cash position, to be able to fund our operating expenses and capital expenditure for at least the next two years. Thereafter, unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations and to otherwise implement our overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Any additional equity financing may involve substantial dilution to then existing shareholders.

If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

●	severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business;

●	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or

●	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

Our success is substantially dependent on the continued service of our senior management.

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO), Kevin Brian Cox, our Chief Financial Officer (“CFO”), Anthony Evers, and Chief Operating Officer (“COO”), Anthony P. Nuzzo. The Company does not carry key person life insurance on any of its management, which would leave the Company uncompensated for the loss of any of its management. The loss of the services of any of our senior management could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

We may not be able to hire or retain other key personnel required for our business, which could disrupt the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our growth may be limited.

Our CEO and Chairman, Kevin Brian Cox, has significant control over shareholder matters and the minority shareholders will have little or no control over our affairs.

Mr. Cox currently owns approximately 69% of our outstanding voting equity and, on a fully diluted basis, based on the conversion feature of the Series A and Series C Convertible Preferred Stock, 72% of our shares outstanding. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Cox is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Cox may have interests that are different from yours. For example, Mr. Cox may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Cox could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

We may not have sufficient resources to effectively introduce and market our services and products, which could materially harm our operating results.

Continuation of market acceptance for our existing services and products require substantial marketing efforts and will require our sales account executives and contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors.

Because we currently have very limited marketing resources and sales capabilities, commercialization of our products, some of which require regulatory clearance prior to market entrance, we must either expand our own marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

Should we determine that expanding our own marketing and sales capabilities is required, we may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a more comprehensive sales and marketing organization may exceed its cost effectiveness. If we fail to further develop our sales and marketing capabilities, if sales efforts are not effective or if costs of increasing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

We operate in a highly competitive industry.

We may encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages in the larger wireless services space. Intense competition may adversely affect our business, financial condition or results of operations. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded.

We could be substantially affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While all of our operations are located in the United States, we participate in a national supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our output and delivery schedule. If we need to close any of our facilities or a critical number of our employees become too ill to work, our operations could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Securities

Sales of a significant number of shares of our Common Stock in the public market or the perception of such possible sales, could depress the market price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public markets, which include an offering of our preferred stock or Common Stock could depress the market price of our Common Stock and impair our ability to raise capital through the sale of additional equity or equity-related securities. We cannot predict the effect that future sales of our Common Stock or other equity-related securities would have on the market price of our Common Stock.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our Common Stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully implement our business objectives;

●	compliance with ongoing regulatory requirements;

●	market acceptance of our products;

●	changes in government regulations;

●	general economic conditions and other external factors;

●	actual or anticipated fluctuations in our quarterly financial and operating results; and

●	the degree of trading liquidity in our shares of Common Stock.

A decline in the price of our shares of Common Stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

The relatively low price of our shares of Common Stock, and a decline in the price of our shares of Common Stock, could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, a decline in the price of our shares of Common Stock could be especially detrimental to our liquidity and our operations. Such reductions and declines may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If the price for our shares of Common Stock declines, it may be more difficult to raise additional capital. If we are unable to raise sufficient capital, and we are unable to generate funds from operations sufficient to meet our obligations, we will not have the resources to continue our operations.

The market price for our shares of Common Stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our shares of Common Stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for our shares.

“Penny Stock” rules may make buying or selling our Common Stock difficult.

Trading in our Common Stock has previously been subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our Common Stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market price and liquidity of our Common Stock.

We currently do not intend to pay dividends on our Common Stock. As result, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

We currently do not expect to declare or pay dividends on our Common Stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our Common Stock appreciates and you sell your shares at a profit.

We could issue additional Common Stock, which might dilute the book value of our Common Stock.

Our Board has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our Common Stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our Common Stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our Common Stock. You may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our Common Stock.

Future Issuance of Our Common Stock, Preferred Stock, Options and Warrants Could Dilute the Interests of Existing Stockholders.

We may issue additional shares of our Common Stock, Preferred Stock, options and warrants in the future. The issuance of a substantial amount of Common Stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of Common Stock or Preferred Stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock.

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company presently occupies space at 3124 Brother Blvd, Suite 104, Bartlett, TN 38133. This building is owned by an entity owned by Mr. Cox, our CEO and Chairman and the controlling shareholder of the Company. Axia Management, LLC (“Axia”) is also owned by Mr. Cox. Axia pays the rent for this building on our behalf and this amount is included within the outsourced management services fee we pay to Axia.

The Company will acquire additional office space as its needs warrant.

Item 3. Legal Proceedings.

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

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

With the exception of the foregoing, the Company is not involved in any material disputes and does not have any material litigation matters pending. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our Common Stock, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTCQB under the trading symbol “SURG”. The Company’s shares began trading on July 24, 2007.

As of May 11, 2020, there were approximately 1,596 holders of record of our Common Stock. The last reported sales price for our Common Stock as reported on the OTCQB on May 11, 2020 was $0.30.

Authorized Capital

As of May 11, 2020, we were authorized to issue 500,000,000 shares of Common Stock, $0.001 par value, 100,000,000 shares of Series A preferred stock, $0.001 par value, and 1,000,000 shares of Series C preferred stock, $0.001 par value.

Common Stock

Each share of our Common Stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders, other than any matter that (1) solely relates to the terms of any outstanding series of preferred stock or the number of shares of that series and (2) does not affect the number of authorized shares of preferred stock or the powers, privileges and rights pertaining to the Common Stock. No share of our Common Stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our Common Stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors.

If we liquidate or dissolve our business, the holders of our Common Stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our Common Stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

As of May 11, 2020, there were 103,344,030 shares of Common Stock issued and outstanding.

Preferred Stock

Series “A” Preferred Stock

The Company, pursuant to the consent of the Board of Directors filed a Certificate of Designation with the Nevada Secretary of State which designated 10,000,000 shares of the Company’s authorized Preferred Stock as Series “A” Preferred Stock, par value $0.001. The Series “A” Preferred Stock has the following attributes:

●	Ranks senior only to any other class or series of designated and outstanding preferred shares of the Company;

●	Bears no dividend;

●	Has no liquidation preference, other than the ability to convert to Common Stock of the Company;

●	The Company does not have any rights of redemption;

●	Voting rights equal to ten shares of Common Stock for each share of Series “A” Preferred Stock;

●	Entitled to same notice of meeting provisions as common stockholders;

●	Protective provisions require approval of 75% of the Series “A” Preferred Shares outstanding to modify the provisions or increase the authorized Series “A” Preferred Shares; and

●	Each ten Series “A” Preferred Shares can be converted into one share of common stock at the option of the holder.

On March 29, 2018, the Company, pursuant to the consent of the Board of Directors, filed a Certificate of Amendment to Certificate of Designation with the Nevada Secretary of State which increased the amount of authorized Series A Preferred Stock from 10,000,000 to 13,000,000.

On April 11, 2018, the Company issued 3,000,000 shares of Series A Preferred Stock as consideration for the True Wireless, Inc. merger. As discussed in Note 1 to our audited financial statements, the equity of the Company is the historical equity of TW retroactively restated to reflect the number of shares issued by the Company in the transaction. These preferred shares were recorded as a retroactive 2017 transaction as incentive to complete the merger.

Upon close of the merger, the Company recorded 10,000,000 shares of Series A Preferred Stock as a part of the recapitalization transaction for services previously rendered by the Company’s former Chief Executive Officer and Chairman of the Board of Directors.

As of December 31, 2019 and 2018, there were 13,000,000 and 13,000,000 shares of Series A issued and outstanding, respectively.

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

The Series “C” Preferred Stock has the following attributes:

●	Ranks junior only to any other class or series of designated and outstanding preferred shares of the Company;

●	Bears a dividend per share of Series C Preferred Stock equal to the per share amount (as converted), and in the same form as, the dividend payable to the holders of the Common Stock;

●	With respect to such liquidation, dissolution or winding up, the holders of Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of Junior Securities but after distribution of such assets among, or payment thereof to holders of any Senior Preferred Stock, an amount equal to the Series C Original Issue Price for each share of Series C Preferred Stock plus an amount equal to all declared but unpaid dividends on Series C Preferred Stock;

●	The Company does not have any rights of redemption;

●	Voting rights equal to 250 shares of Common Stock for each share of Series “C” Preferred Stock;

●	Entitled to same notice of meeting provisions as common stockholders;

●	Protective provisions require approval of 75% of the Series “C” Preferred Shares outstanding to modify the provisions or increase the authorized Series “C” Preferred Shares; and

●	Each one Series “C” Preferred Share can be converted into two hundred fifty (250) shares of Common Stock at the option of the holder.

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

As discussed in Note 1 to our audited financial statements, on January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom. Upon execution of the agreement, the Company issued 72,000 shares of Preferred C stock (convertible into 18,000,000 shares of Common Stock) to a director, officer and minority owner of the Company who has a controlling interest in Centercom. The Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets.

On February 15, 2019, Carter Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock.

As of December 31, 2019, and December 31, 2018, there were 721,598 and 643,366 shares of Series C issued and outstanding, respectively.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, the Company sold an aggregate of 9,172,855 shares of Common Stock and 4,462,135 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $3,210,500.

Transfer Agent

The transfer agent of our Common Stock is VStock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of this Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Surge Fintech

SurgePays Visa was launched late in the third quarter of 2019. We believe this card could be life enhancing by serving as a virtual checking account for the unbanked, underbanked, credit challenged or those unable to access traditional financial services. The SurgePays card will offer safety, security and convenience of using the card anywhere that accepts Visa and customers will be able to load their card via direct deposit or loading cash directly at 110,000 locations nationwide. Customers will be able to access and manage their accounts from the connected app. In addition, customers will also be able to take a picture of their paycheck and load the cash to their cards (eliminating costly check cashing fees).

Surge Blockchain, LLC is focused on expanding development and licensing for a Blockchain type Service as a Software (SaaS) Payments Platform in order to deliver a real product that improves people’s lives.

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $7.2 million for the year ended December 31, 2019.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of December 31, 2019.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2019 AND 2018

Revenues during the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Revenue	$25,742,941	$15,244,155
Cost of revenue	20,305,453	8,570,240
Gross profit	$5,437,488	$6,673,915

Revenue increased $10,498,786 (69%) primarily as a result of the addition of the ECS revenues of $10,766,995, an increase of $3,149,700 in Surge Blockchain LLC and $6,057,087 in Surge Logics LLC and a decrease of $7,381,300 in True Wireless, Inc. while gross profit decreased $1,236,427 (19%) primarily as a result of a decrease in gross profit of $4,674,196 in True Wireless, Inc that offset the gross profit gains from the increased revenues.

Costs and expenses during the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Depreciation and amortization	$227,322	$149,642
Selling, general and administration	12,978,194	8,059,742
Total	$13,205,516	$8,209,384

Depreciation and amortization increased $77,680 primarily as a result of the addition of the ECS assets.

Selling, general and administrative expenses during the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Telecom operations center	$2,318,068	$1,852,427
Contractors and consultants	2,134,202	1,177,371
Compensation	1,895,932	753,373
Webhosting/internet	651,370	819,255
Professional services	1,761,292	1,499,685
Advertising and marketing	1,116,046	559,333
Bad debt expense	985,633	-
DRIP fees	547,000	-
Other	1,568,651	1,398,298
Total	$12,978,194	$8,059,742

Selling, general and administrative costs (S, G & A) increased by $4,918,452 (61%). The 2019 period includes $1,537,033 in expenses for the Surge companies that are not included in the 2018 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $1,852,427 in 2018 to $2,318,068 in 2019 primarily as a result of the contracting vendor providing additional services for Surge Blockchain, LLC.

*	Contractors and consultants increased to $2,134,202 in 2019 from $1,177,371 in 2018 primarily due to outside IT services on the SurgePays portal. The 2019 period includes $375,113 in expenses of the Surge companies that are not included in the 2018 expenses.

*	Compensation increased from $753,373 in 2018 to $1,895,932 in 2019 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months. The 2019 period includes $365,807 in expense of the Surge companies that are not included in the 2018 expenses.

*	Webhosting/internet costs decreased to $651,370 in 2019 from $819,255 in 2018.

*	Professional services increased from $1,499,685 in 2018 to $1,761,292 in 2019 primarily as a result of increased audit and legal fees.

*	Advertising and marketing costs increased to $1,116,046 in 2019 from $559,333 in 2018 primarily due to the Company implementing new advertising and marketing campaigns.
*

Bad debt expense increased to $985,633 in 2019 from $0 in 2018 primarily due to the Company’s evaluation of the receivables generated during the initial rollout of the SurgePays portal and providing an appropriate allowance for bad debts.

*

DRIP fees increased to $547,000 as a result of the Company entering into a Distributive Resolution & Integration Program (“DRIP”) with the Asian American Trade Association (“AATAC”) to provide products and services for up to 40,000 locations. The DRIP fees are a one-time location activation fee.

*	Other costs increased to $1,568,651 in 2019 from $1,398,298 in 2018 primarily due to an increase in fidelity, cyber security and professional liability insurance required for the issuance of the SurgePays Visa debit card, shareholder communications and travel. The 2019 period includes $267,595 in expenses of the Surge companies that are not included in the 2018 expenses.

Other (expense) income during the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Interest, net	$(227,016)	$(140,457)
Change in fair value of derivative liability	4,013	(4,105)
Change in fair value of LTC cryptocurrency	-	(95,387)
Gain on equity investment in Centercom	25,192	-
Gain on sale of assets	-	273,453
Gain (loss) on settlement of liabilities	(481,187)	43,117
	$(678,998)	$76,621

Interest expense increased to $227,016 in 2019 from $140,457 in 2018 primarily due to an increase in total borrowings.

The change in fair value of LTC cryptocurrency decreased to $0 in 2019 from $95,387 in 2018 due to the decrease in the market value of LTC cryptocurrency. In December 2018, the Company entered into an asset purchase agreement by which the Company transferred the assets and liabilities to a third party.

The gain on equity investment in Centercom of $25,192 in 2019 is due to the 40% acquisition of Centercom in January 2019.

In December 2018, the Company sold all of its Cryptocurrency assets and recognized a gain on the sale totaling $273,453. See Note 6 to the Consolidated Financial Statements.

During the year ended December 31, 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a loss on settlement of $507,000. This amount was offset by a gain of $41,313 on the settlement of outstanding debt. During the year ended December 31, 2018, the Company settled outstanding liabilities through the issuance of 3,330,703 shares of Common Stock and recorded a gain on settlement of $43,117.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At December 31, 2019 and 2018, our current assets were $3,574,885 and $3,059,820, respectively, and our current liabilities were $7,054,124 and $4,792,035, respectively, which resulted in a working capital deficit of $3,479,239 and $1,732,215, respectively.

Total assets at December 31, 2019 and 2018 amounted to $9,986,373 and $4,084,318, respectively. At December 31, 2019, assets consisted of current assets of $3,574,885, net property and equipment of $294,616, net intangible assets of $4,769,117, goodwill of $866,782, equity investment in Centercom of $203,700, operating lease right of use asset of $210,816 and other long-term assets of $66,457, as compared to current assets of $3,059,820, net property and equipment of $30,990, net intangible assets of $65,269, goodwill of $866,782 and other long-term assets of $61,457 at December 31, 2018.

At December 31, 2019, our total liabilities of $14,685,988 increased $8,613,437 from $6,072,551 at December 31, 2018.

At December 31, 2019, our total stockholders’ deficit was $4,699,615 as compared to $1,988,233 at December 31, 2018. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $8,447,026 offset by equity issuances during 2019.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2019 and 2018.

	2019	2018

Net cash used in operating activities	$(6,533,141)	$(1,015,614)
Net cash used in investing activities	(32,241)	(278,035)
Net cash provided by financing activities	6,466,810	464,101
Net change in cash and cash equivalents	$(98,572)	$(829,548)

At December 31, 2019, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 9 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 10 to the Consolidated Financial Statements.

Convertible promissory notes - See Note 11 to the Consolidated Financial Statements.

Advances from related party - See Note 16 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Liquidity – The Company had a net loss of approximately $8.4 million for the year ended December 31, 2019. As of December 31, 2019, the Company had cash and working capital deficit of approximately $346,000 and $3.5 million, respectively.

Management’s 2019 strategic decision to invest and allocate millions of dollars into software development, product development and its infrastructure has enabled the company to be position for immediate rapid growth. The Company continues to add stores to the ECS and Wholesale Marketplace platforms while aggressively exploring new distribution channels and acquisitions. This is enabling the addition of products from manufacturers in market specific categories in conjunction with national rollouts of proprietary brands such as LocoRabbit Wireless, Max CBD and Essential products needed in today’s world.

The 3rd quarter asset purchase agreement of the ECS Business gives the Company access to a network of over 9,800 retail locations and 160 independent salespeople processing over 18,000 transactions per day (see Note 1). ECS generates approximately $46,500,000 in annualized revenue through third party wireless services.

During the year ended December 31, 2019, the Surge software development team has successfully implemented the merging of the SurgePays and ECS software to more efficiently and cost effectively increase synergized revenue and profitability moving forward. In addition, management made the decision to expedite programming, software development and integration to enable the successful launch of the SurgePays Prepaid Visa card.

The development of the Surge Logistics Intake software and the infrastructure at CenterCom BPO have enabled rapid scaling growth and evidenced in Surge Logics revenue trajectory.

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term.

In March of 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations. Management’s evaluation of the events and conditions and management’s plans regarding those matters are described in Note 3 to the consolidated financial statements.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of Quarter 3 2020 through increased cash flow from ongoing operations the collection of outstanding receivables and the restructuring of the current debt burden. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Additionally, if necessary, based on the Company’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, management believes that debt and/or equity financing can be obtained from both related parties (management and members of the Board of Directors of the Company) and external sources to pay down existing debt obligations, cover short term shortfalls, meet the shareholders equity requirements for Nasdaq, and complete proposed acquisitions. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 2 of the Consolidated Financial Statements. During the year ended December 31, 2019, we were required to make material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue and expenses as a result of the acquisitions completed during 2019. The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period. Changes in estimates used in these and other items could have a material impact on our financial statements in the future. Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-33 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There are no reportable events under this item for the year ended December 31, 2019.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of December 31, 2019, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to a lack of segregation of duties.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the year ended December 31, 2019.

Item 9b. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of May 11, 2020 are set forth below.

Set forth below is certain biographical information concerning our current executive officers and directors. We currently have two executive officers as described below.

Directors and Executive Officers	Position/Title	Age

Kevin Brian Cox	Chief Executive Officer and Director	44
Anthony P. Nuzzo, Jr.	President, Chief Operating Officer, and Director	50
David C. Ansani	Secretary, Chief Administrative Officer, and Director	55
Anthony Evers	Chief Financial Officer	56
Carter Matzinger	Director	45
David N. Keys	Director	64

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Kevin Brian Cox – Chief Executive Officer and a Director – Mr. Cox has been Chief Executive Officer and a Director since July 2017. He also served as Chief Financial Officer of the Company from July 2017 to March 2018 and as President of the Company from July 2017 to February 2019. He was the majority owner of True Wireless from January 2011 through April 2018, when True Wireless became a wholly owned subsidiary of the Company. He became CEO of True Wireless on January 2011 and served in this capacity until December 2, 2018. Mr. Cox got his start in telecom in 2004 when he founded his first telephone company (CLEC). Through organic growth and acquisition, he ran 3 CLECs providing service to 200,000 residential subscribers and became the largest prepaid home phone company in the country before selling in 2009. Mr. Cox is a minority partner, investor and or stakeholder in several other technology companies including telecom, wireless and network transactions. Mr. Cox has a proven track record of not only success but winning. Many aspects of his leadership style are contributed to what he learned on the football field while earning Team Captain and All-Conference honors at Murray State University while majoring in Economics.

Anthony P. Nuzzo Jr. – President, Chief Operating Officer and Director – Mr. Nuzzo has been the Chief Operating Officer and a director of the Company since July 2017. In February 2019, he was appointed President of the Company. In 1991 Mr. Nuzzo formed Nuzzo Enterprises, Inc. d/b/a Jackson Hewitt Tax Service, a tax franchise, and successfully expanded the company to include twenty-two locations spread over six counties in Chicago, IL and the Syracuse, NY area. In June 2003, Mr. Nuzzo became one of five co-founders and Managing Members to successfully launch Leading Edge Recovery Solutions, LLC. In 2008 ranked 21st in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies Annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being Ranked 346 overall by Inc. In 2009, Mr. Nuzzo left for a new challenge and purchased Glass Mountain Capital, LLC. Mr. Nuzzo set out to create an Accounts Receivable Management company that focused on helping the consumer while achieving goals set by the clients. In 2013 under the leadership of Mr. Nuzzo Glass Mountain Capital, LLC was ranked 198 in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies Annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being overall by Inc. Magazine annual publishing of the Top 500 Fastest Growing Private Companies in the U.S. REVENUE: $6.9 Million. In early 2017, Mr. Nuzzo successful launched a near shore BPO, CenterCom Global, BPO in Central America. CenterCom will give all clients a near shore option that will drive down costs and build efficiencies.

David C. Ansani – Secretary, Chief Administrative Officer and Director – Mr. Ansani has been Chief Administrative Officer and a director of the Company since August 2017. He was also appointed Secretary of the Company in February 2019. From 2010 to the present date, he has been and is Chief Compliance Officer/Human Resources Officer/In-House Counsel for Glass Mountain Capital, LLC, a start-up financial services company specializing in the recovery of distressed assets. In this capacity, he reviews and evaluates compliance issues and concerns within the organization. The position ensures that management and employees are in compliance with applicable laws, rules and regulations of regulatory agencies (FDCPA, TCPA, GLB, CFPB, etc.); that company policies and procedures are being followed; and that behavior in the organization meets the company’s standards of conduct.

Anthony Evers – Chief Financial Officer – Mr. Evers has served as Chief Financial Officer since May 1, 2020. Mr. Evers has served as Chief Financial Officer and Chief Information Officer for a variety of organizations, including non-profit, private-equity backed, and publicly traded companies. From October 2019 to March 2020, he served as Chief Financial Officer for Vista Health System. Between June 2019 and October 2019, Mr. Evers served as CFO of Santa Cruz Valley Regional Hospital. Between 2015 and 2019, Mr. Evers served as CFO and CIO of KSB Hospital. Prior to that, he served as CFO of various organizations, including Norwegian American Hospital and Horizon Homecare and Hospice. During his career, Mr. Evers has been the financial lead in over 20 merger and divesture transactions ranging from a single physician practice to multi-entity nursing homes. Throughout his career, Mr. Evers has served on numerous boards of directors, including Wheaton Franciscan Healthcare, Covenant Healthcare, All Saints Health System, Rogers Hospital, and the Animal Shelter in Beaver Dam WI. He has also served as a member of the Dixon Illinois Chamber of Commerce. Mr. Evers has also served as the audit and finance committee chair at several of these organizations. Mr. Evers obtained his Bachelors of Business Administration in Finance and Masters of Science in Accounting from University of Wisconsin-Whitewater. Mr. Evers also successfully obtained his Certified Public Accountant and Certified Internal Auditor credentials.

Carter Matzinger – Director – Mr. Matzinger has been a director of the Company since April 2015 and served as Chief Executive Officer and Chief Financial Officer of the Company from April 2015 to July 2017. He remains an employee of the Company. He has over 18 years of diverse experience including working with many Fortune 500 companies including: The Limited, CompuServe, Goodyear Tire, and Amoco. For the past nine years, Mr. Matzinger has worked in the field of online marketing and has specialized in building large affiliate networks. He works closely with online advertisers and advertising networks to expand the reach of profitability of the Company. His experience in search engine optimization, list management, and pay-per-click advertising provides a vast network of relationships and industry expertise. Mr. Matzinger is the co-founder and President of Blvd Media Group, LLC (now Surge Blockchain, LLC), and KSIX LLC. Mr. Matzinger is a graduate of the University of Utah in 1997 B.A. in Business Administration.

David N. Keys – Director – Mr. Keys has been a director of the Company since July 2019. Mr. Keys began his career with Deloitte serving in the audit group in the Las Vegas and New York City executive offices. David was the Executive Vice President, CFO and member of the executive committee of the Board of Directors of American Pacific, a chemical company that was publicly traded on the NASDAQ for the entirety of the time he was a director and executive officer. Since 2004, Mr. Keys has been an independent financial and operations consultant. Mr. Keys currently serves as Chairman of the Board and Audit Committee of RSI International Systems Inc. (TSXV: RSY), and on the Board of private companies, including Prosetta Biosciences Inc., Akonni Biosystems Inc., Walker Digital Table Systems, LLC, and Coast Flight Training and Management Inc. He previously served on the Boards of Directors of AmFed Financial Inc., Norwest Bank of Nevada and Wells Fargo Bank of Nevada. Mr. Keys also served on the Advisory Board of Directors of FM Global, a leading provider of property and casualty insurance. Mr. Keys is a Certified Public Accountant (CPA), Certified Valuation Analyst (CVA), Certified Management Accountant (CMA), Chartered Global Management Accountant (CGMA), Certified Information Technology Professional (CITP), Certified in Financial Forensics (CFF), and Certified in Financial Management (CFM). David is a member of the National Roster of Neutrals of the American Arbitration Association. He received a Bachelor of Science in accounting from Oklahoma State University.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f), except as follows:

On November 20, 2018, the Oklahoma Corporation Commission (the “OCC”) entered a Final Order Approving Consent Decree (the “Order”) regarding the operations of True Wireless Inc. (a wholly-owned subsidiary of the Company) as a wireless telecommunications provider in Oklahoma. This Order finalized a settlement resolving violations of the OCC’s rules governing the marketing of subsidized wireless telecommunications services from mobile locations (i.e., other than from brick and mortar locations). As part of that settlement, True Wireless agreed to restructure its management team to shift regulatory compliance and managerial responsibilities to other persons whose focus is on the day-to-day operations of True Wireless. As of December 7, 2018, Mr. Cox had resigned as an officer, director and manager of True Wireless. Mr. Cox is not an employee of True Wireless and does not participate in any of the Company’s or its subsidiaries’ operations in Oklahoma. Mr. Cox was expressly permitted by the settlement to remain as CEO of the Surge Holdings, Inc., the parent of True Wireless. In the third quarter of 2019, management made the decision to exit the government subsidized telecommunications industry due to the regulatory environment and being confined to selling in only 5 states. Management’s focus on shifting to a national sales offering of non-subsidized products contributed to a reduction in True Wireless revenues for the year ended December 31, 2019.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition, Committees, and Independence

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

Term of Office

Our directors are appointed at the annual meeting of shareholders and hold office until the annual meeting of the shareholders next succeeding his or her election, or until his or her prior death, resignation or removal in accordance with our bylaws. Our officers are appointed by the Board and hold office until the annual meeting of the Board next succeeding his or her election, and until his or her successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Delinquent Section 16(a) Report

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

To the Company’s knowledge, based solely on a review of reports furnished to it, other than David Keys, none of the Company’s officers, directors and ten percent holders have made the required filings.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows the compensation for the Company’s Chief Executive Officer and the two other highest paid executive officers whose cash compensation exceeded $100,000 for the years ended December 31, 2019 and 2018.

	Annual Compensation					Long-Term Compensation(3)
						Restricted	Securities
Name and					Other Annual	Stock	Underlying
Principal		Salary		Bonus	Compensation	Awards	Options	LTIP	All Other
Position	Year	($)(1)		($)(2)	($)	($)	($)	Payouts	Compensation

Carter Matzinger(4)	2019	$122,738		$—	$—	$—	$—	$—	$—
Former CEO and CFO and Current Director	2018	$120,000	(5)	$—	$—	$—	$—	$—	$—

Kevin Brian Cox(4)	2019	$90,625		$—	$—	$—	$—	$—	$—
CEO and Director	2018	$—		$—	$—	$—	$—	$—	$—

David C. Ansani	2019	$213,238		$—	$—	$—	$—	$—	$—
Secretary, Chief Administrative Officer and Director	2018	$200,406	(5)	$—	$—	$—	$—	$—	$—

(1)	Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by the management of the Company.

(2)	Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs.

(3)	The Company plans on developing an “Employee Stock Option Plan” (“ESOP”) for both management and strategic consultants. However, the Company does anticipate executing long-term employment contracts with both, along with other members of the future management team, during the 2019 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options. At the current time, the Company does not know the final structure of the ESOP or the proposed long-term management employment contracts.

(4)	Mr. Matzinger resigned as Chief Executive Officer and Chief Financial Officer in July 2017 and Mr. Cox became CEO and CFO on that same date. Mr. Cox resigned as CFO upon the appointment of Brian Speck in March 2018.

(5)	Three quarters of which were reflected on the Company’s Statements of Operations for the year ended December 31, 2018 included in the Annual Report on Form 10-K filed by the Company on April 1, 2019, due to the consolidation of the Company’s Statements of Operations with those of True Wireless, pursuant to the merger between the Company and True Wireless.

Outstanding Equity Awards at December 31, 2019

There were no outstanding equity awards to any of our Named Executive Officers during the year ended December 31, 2019.

Employment Agreements

Anthony Evers Employment Agreement

On March 1, 2020, in connection with Mr. Evers’ appointment as Chief Financial Officer of the Company, the Company and Mr. Evers entered into an employment agreement (the “Evers Employment Agreement”), whereby as compensation for his services, the Company shall pay Mr. Evers a salary of $270,000 per year. Pursuant to the terms of the Evers Employment Agreement, the Company will pay the full cost of Mr. Evers’ health insurance premiums. In the event Mr. Evers’ employment with the Company shall terminate, Mr. Evers shall be entitled to a severance payment of a full year of salary and benefits.

Compensation of Directors

On July 17, 2019, the Company entered into a Director Agreement with David N. Keys (the “Keys Director Agreement”) whereby Mr. Keys is to be reimbursed for (i) all reasonable out-of-pocket expenses incurred in attending any in-person meetings; and (ii) any costs associated with filings required to be made by Mr. Keys in regards to any beneficial ownership of securities.

In conjunction with the Keys Director Agreement, the Company entered into an Indemnification Agreement (the “Indemnification Agreement”) with Mr. Keys. The Indemnification Agreement indemnifies to the fullest extent permitted under Nevada law for any claims arising out of or resulting from, amongst other things, (i) any actual, alleged or suspected act or failure to act by Mr. Keys in his capacity as a director or agent of the Company and (ii) any actual, alleged or suspected act or failure to act by Mr. Keys in respect of any business, transaction, communication, filing, disclosure or other activity of the Company. Under the Indemnification Agreement, Mr. Keys is indemnified for any losses pertaining to such claims, provided, however, that the losses shall not include expenses incurred by Mr. Keys in respect of any claim as which he shall have been adjudged liable to the Company, unless the court having jurisdiction rules otherwise. The Indemnification Agreement provides for indemnification of Mr. Keys during his directorship and for a period of six (6) years thereafter.

Other than as provided above with respect to the Keys Director Agreement and the Indemnification Agreement, at the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors of the Company. The Company plans to put in place an industry standard director compensation package during the fiscal year 2019.

Change of Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following sets forth information as of May 11, 2020, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

The amounts and percentages of our Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right, and the conversion of Preferred Stock. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 3124 Brother Blvd, Suite 104, Bartlett, TN 38133.

Title of Class	Name and Address of Beneficial Owner (1)	Title of Beneficial Owner	Amount of Beneficial Ownership		% of Class(2)

Common	Anthony P. Nuzzo Jr. 1930 Thoreau Drive, Suite 100 Schaumberg, IL 60173	President, Chief Operating Officer and Director	20,500,000	(3)	17.74%

Series C Preferred(4)			72,000		9.98%

Common	Kevin Brian Cox	Chairman, Director, President and Chief Executive Officer	178,604,885	(5)	71.61%

Series A Preferred(6)			10,500,000	(7)	80.77%

Series C Preferred			603,364		83.62%

Common	David C. Ansani 1930 Thoreau Drive Suite 100 Schaumburg, IL 60173	Secretary, Chief Administrative Officer, and Director	7,000	(8)	*

Common	Anthony Evers	Chief Financial Officer	2,500	(9)	*

Common	Carter Matzinger
	10624 S. Eastern, Suite A-910
	Henderson, NV 89052	Director	12,519,000	(10)	11.44%

Series A Preferred			2,500,000		19.23%

Series C Preferred			46,232	(11)	6.41%

Common	David N. Keys	Director	852,155	(12)	*

Common	All Directors & Officers as a Group (6 persons)		212,533,040		76.10%

Common	Sidney J. Lorio Jr. 2116 Parkwood Drive Bedford, TX 76021	5% Holder	8,277,252	(13)	8.44%

Common	Edwin F. Winfield 1771 East Flamingo Road, Suite 206A Las Vegas, NV 89119	5% Holder	5,126,134	(14)	5.26%

*	Less than one (1) percent

(1)	The person named in this table has sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned.

(2)	Based on 103,344,030 of Common Stock outstanding as of May 11, 2020.

(3)	Based on (i) 2,500,000 shares of Common Stock, including 1,600,000 shares owned by Anthony P. Nuzzo Jr. and 900,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Nuzzo is managing member; and (ii) shares of Series C Preferred Stock convertible into 18,000,000 shares of Common Stock.

(4)	Each share of Series C Preferred Stock is convertible into 250 shares of Common Stock. Series C Preferred Stock is entitled to vote on an as-converted basis.

(5)	Based on (i) 26,713,885 shares of Common Stock, including 21,000,000 shares owned by Kevin Brian Cox, 4,813,885 shares owned by EWP Communications, LLC, a Tennessee liability company, of which Mr. Cox is a beneficial owner, and 900,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Cox is a beneficial owner; (ii) shares of Series A Preferred Stock convertible into 1,050,000 shares of Common Stock; and (iii) shares of Series C Preferred Stock convertible into 150,841,000 shares of Common Stock.

(6)	Each share of Series A Preferred Stock is entitled to vote ten (10) shares of Common Stock for each one (1) share of Series A Preferred Stock held and each 10 shares of Series A Preferred Stock is convertible into one share of Common Stock.

(7)	Includes 75,000 shares owned by EWP Communications, LLC, a Tennessee liability company, of which Mr. Cox is a beneficial owner.

(8)	Shares are held in Mr. Ansani’s IRA.

(9)	Consisting of shares of Common Stock.

(10)	Based on (i) 711,000 shares of Common Stock owned by Thirteen Nevada, LLC, a Nevada limited liability company, of which Mr. Matzinger is a beneficial owner; (ii) shares of Series A Preferred Stock convertible into 250,000 shares of Common Stock; and (iii) shares of Series C Preferred Stock convertible into 10,000,000 shares of Common Stock.

(11)	Including 6,232 shares owned by Carter Matzinger, and 40,000 shares owned by Thirteen Nevada, LLC, a Nevada limited liability company, of which Mr. Matzinger is a beneficial owner.

(12)	Includes 83,296 shares owned by the Connie L Keys Rollover IRA (Connie Keys, David N. Keys’ wife, is the sole trustee), 134,750 shares owned by the David N Keys Rollover IRA (Mr. Keys is the sole trustee), 134,109 shares owned by the David N Keys SEP IRA (Mr. Keys is the sole trustee), and 500,000 shares owned by PCC Holdings LLC. PCC Holdings LLC’s 100% member and Managing Member is GCK Holdings LLC. GCK Holdings LLC’s Managing Members are DNK Nevada Trust and CLK Nevada Trust of which David N. Keys shares voting and dispositive power.

(13)	Including 567,857 warrants to purchase the Company’s Common Stock and 7,709,395 shares of Common Stock.

(14)	Includes 4,626,134 shares owned by Edwin F. Winfield and 500,000 shares owned by Vegas Media Group, Inc., a Nevada corporation, of which Mr. Winfield is a beneficial owner.

The Company has not yet formalized stock option plans for its officers, employees, directors and consultants.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Directors Independence.

Since January 1, 2018, other than compensation arrangements, the following is a description of transactions to which we were a participant or will be a participant to, in which:

●	the amounts involved exceeded or will exceed the lesser of 1% of our total assets or $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

On May 1, 2020, the Company sold a promissory note in the principal amount of $100,000 (the “May AN Note”) to AN Holdings, LLC, a Nevada limited liability company (“AN”). Mr. Anthony P. Nuzzo Jr., Chief Operating Officer of the Company and a member of the Company’s board of directors, is a managing member of AN. The May AN Note accrues interest at a rate of fifteen percent (15%) per annum.

On April 22, 2020, the Company sold a promissory note in the principal amount of $100,000 (the “April AN Note”) to AN. The April AN Note accrues interest at a rate of fifteen percent (15%) per annum. On April 29, 2020, the Company repaid the outstanding balance of the AN Note.

As of January 30, 2020, the bank accounts of ECS Prepaid, ECS, and CSLS collectively had balances of $300,000 (the “Bank Accounts Balance”). The Company will issue 25,000 shares of Common Stock to a trust controlled by the Winfreys on a monthly basis until the Bank Accounts Balance is returned to the Winfreys (the “Ongoing Share Issuance”). The Company has to repay the Bank Accounts Balance to the Winfreys by January 30, 2021. Mr. Cox signed a Guaranty to repay the Bank Accounts Balance. As consideration for Mr. Cox’s guarantee of repayment, the Company and Mr. Cox signed a Guarantor Fee Agreement whereby the Company will pay Mr. Cox a fee of $2,500 per month until the Bank Accounts Balance is repaid (the “Guarantor Fee Agreement”).

On November 6, 2019, the Company sold a promissory note in the principal amount of $100,000 (the “AN Note”) to AN. The AN Note accrues interest at a rate of fifteen percent (15%) per annum. On November 7, 2019, the Company repaid the outstanding balance of the AN Note.

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance has no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of December 31, 2019 and 2018, the outstanding balance due was $0 and $389,502, respectively.

The Company presently occupies space at 3124 Brother Blvd, Suite 104, Bartlett, TN 38133. This building is owned by an entity owned by Mr. Cox, our CEO and Chairman and the controlling shareholder of the Company. Axia Management, LLC (“Axia”) is also owned by Mr. Cox. Axia pays the rent for this building on our behalf and this amount is included within the outsourced management services fee we pay to Axia.

For the years ended December 31, 2019 and 2018, outsourced management services fees of $1,020,000 was paid to Axia as compensation for services provided and were commensurate with the level of effort required to provide these services. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

At December 31, 2019 and 2018, the Company had trade payables to Axia of $666,112 and $66,535, respectively.

For the years ended December 31, 2019 and 2018, the Company purchased telecom services and access to wireless networks and access to from 321 Communications in the amount of $704,683and $1,016,393, respectively. These costs are included in Cost of revenue in the Consolidated Statements of Operations. Mr. Cox is a minority owner of 321 Communications.

At December 31, 2019 and 2018, the Company had trade payables to 321 Communications of $140,927 and $52,161, respectively.

The Company contracted with CENTERCOM GLOBAL, S.A. DE C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the years ended December 31, 2019 and 2018 were $2,384,780 and $2,129,546, respectively, and are included in Cost of revenue in the Statement of Operations. Mr. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global. As discussed in Note 1, on January 17, 2019 the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom for $178,508, the Company’s ownership percentage of the net book value of Centercom upon completion of the transaction.

At December 31, 2019 and 2018, the Company had trade payables to CenterCom Global of $282,159 and $175,000, respectively.

On December 31, 2018, the Company, via its wholly-owned subsidiary, Surge Cryptocurrency Mining, Inc., sold all of its cryptocurrency assets to DataWolf Technology Centers, LLC, an entity under the sole control of Brian Cox, our CEO and Chairman of the Board. The cryptocurrency assets consisted of Litecoins (a cryptocurrency referred to as LTC) with a value of $93,996.75 and mining hardware systems (consisting of Antminer L3+ machines) with a value of $797,195.73 for a purchase price of $891,192. No cash payment was made. The purchase price consisted of the assumption of Surge Cryptocurrency Mining, Inc.’s liabilities including of amounts owed to the Company and other subsidiaries of the Company or of amounts owed to other entities wholly controlled by Mr. Cox. Since January 1, 2019, Surge Cryptocurrency Mining, Inc has been a dormant entity that does not own any assets.

See Note 9 to our Consolidated Financial Statements for long-term debt due to related parties.

Item 14. Principal Accountant Fees and Services.

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Rodefer Moss & Co, PLLC.

	2019	2018
Audit Fees (1)	$100,000	$95,000
Audit-Related Fees (2)
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting fees and Services	$100,000	$95,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Reorganization, dated April 11, by and among Surge Holdings, Inc., , True Wireless Acquisition, Inc., True Wireless, Inc., and Kevin Brian Cox	8-K	2.1	04/16/2018
3.1	Articles of Incorporation	SB-2	3.1	03/14/2007
3.2	Certificate of Amendment to Articles of Incorporation	10-K/A	3.1	05/14/2013
3.3	Certificate of Amendment to Articles of Incorporation	8-K/A	3.1	12/11/2015
3.4	Certificate of Designation of Series A Preferred Stock	8-K	10.1	08/01/2016
3.5	Amendment to Certificate of Designation for Series A Convertible Preferred Stock	S-1	3.5	09/12/2019
3.6	Certificate of Designation for Series C Convertible Preferred Stock	8-K	4.1	07/10/2018
3.7	Amendment to Certificate of Designation for Series C Convertible Preferred Stock	S-1	3.7	09/12/2019
3.8	Bylaws	SB-2	3.2	03/14/2007
3.9	Amended Bylaws	10-K/A	3.2	05/14/2013
3.10	Amended Bylaws	8-K/A	3.2	12/11/2015
4.1	Convertible Promissory Note, issued to GBT Technologies Inc.	10-Q	10.2	11/14/2019
4.2	Form of Convertible Promissory Note dated October 7, 2019	8-K	4.1	10/15/2019
4.3	Form of Common Stock Purchase Warrant dated October 7, 2019	8-K	4.2	10/15/2019
5.1*	Legal Opinion of Lucosky Brookman LLP
10.1+	Employment Agreement, dated January 1, 2019, by and between Surge Holdings, Inc. and Carter M. Matzinger	S-1	10.1	09/12/2019
10.2+	Consulting Agreement, dated September 25, 2017, by and between KSIX MEDIA HOLDINGS, INC. and David C. Ansani	S-1	10.2	09/12/2019
10.3	Asset Purchase Agreement, dated December 31, 2018, by and between Surge Cryptocurrency Mining, Inc. and DataWolf Technology Centers, LLC	S-1	10.3	09/12/2019
10.4+	Director Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.1	07/24/2019
10.5+	Director and Officer Indemnification Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.2	07/24/2019
10.6	Asset Purchase Agreement between Surge Holding In. and GBT Technologies Inc. executed September 30, 2019	10-Q	10.1	11/14/2019
10.7	Form Securities Purchase Agreement dated October 7, 2019	8-K	10.1	10/15/2019
10.8	Promissory Note, issued by Surge Holdings, Inc. to Jack D. and Vanessa J. Mitchell on November 4, 2019	8-K	10.1	11/15/2019
10.9	Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on November 6, 2019	8-K	10.2	11/15/2019
10.10	Membership Interest Purchase Agreement by and among Surge Holdings, Inc., ECS Prepaid, LLC, Dennis R. Winfrey, and Peggy S. Winfrey				X
10.11	Stock Purchase Agreement by and among Surge Holdings, Inc., Electronic Check Services, Inc., Central States Legal Services, Inc., Dennis R. Winfrey, and Peggy S. Winfrey				X
10.12	Form Securities Purchase Agreement, dated January 29, 2020				X

10.13	Form Promissory Note, dated January 29, 2020	X
10.14	Form Securities Purchase Agreement, dated February 3, 2020	X
10.15	Form Promissory Note, dated February 3, 2020	X
10.16	Form Securities Purchase Agreement, dated March 5, 2020	X
10.17	Form Promissory Note, dated March 5, 2020	X
10.18	Guaranty Agreement	X
10.19	Form Securities Purchase Agreement, dated March 13, 2020	X
10.20	Form Promissory Note, dated March 13, 2020	X
10.21	Employment Agreement, dated March 1, 2020, by and between Surge Holdings, Inc. and Anthony Evers	X
10.22	Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on April 24, 2020	X
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein	X
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* To be filed by amendment.

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Surge Holdings, Inc.

Date: May 12, 2020	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer

Date: May 12, 2020	By:	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer

Pursuant to requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Brian Cox	Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2020
Kevin Brian Cox

/s/ Anthony Evers	Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2020
Anthony Evers

/s/ David C. Ansani	Director	May 12, 2020
David C. Ansani

/s/ Carter Matzinger	Director	May 12, 2020
Carter Matzinger

/s/ Anthony P. Nuzzo	Director	May 12, 2020
Anthony P. Nuzzo

/s/ David N. Keys	Director	May 12, 2020
David N. Keys

SURGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Surge Holdings, Inc. & Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Surge Holdings, Inc. & Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred losses for 2019 and 2018, and at December 31, 2019 had an accumulated deficit and negative working capital. Further, in March of 2020 the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations. Management’s evaluation of the events and conditions and management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result should management be unable to successfully implement its plan. Our opinion is unmodified with respect to this matter.

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2017

Nashville, Tennessee

May 11, 2020

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$346,040	$444,612
Accounts receivable, less allowance for doubtful accounts of $774,841 and $17,000, respectively	3,056,213	206,679
Notes receivable	14,959	190,000
Lifeline revenue due from USAC	60,790	850,966
Customer phone supply	-	1,356,701
Prepaid expenses	96,883	10,862
Total current assets	3,574,885	3,059,820
Property and Equipment, less accumulated depreciation of $38,656 and $13,782, respectively	294,616	30,990
Intangible assets less accumulated amortization of $519,404 and $319,375, respectively	4,769,117	65,269
Goodwill	866,782	866,782
Investment in Centercom	203,700	-
Operating least right of use asset, net	210,816	-
Other long-term assets	66,457	61,457
Total assets	$9,986,373	$4,084,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$3,637,577	$3,104,234
Accounts payable and accrued expenses - related party	998,517	149,901
Credit card liability	449,158	394,840
Loss contingency	38,040	70,000
Deferred revenue	-	50,000
Derivative liability	190,846	51,058
Operating lease liability	90,944	-
Line of credit	912,870	-
Advance from related party	-	389,502
Notes payable and current portion of long-term debt, net	736,172	582,500
Total current liabilities	7,054,124	4,792,035
Long-term debt less current portion – related party	2,205,440	680,000
Operating lease liability – net	119,872	-
Trade payables - long term	869,868	600,516
Convertible promissory notes payable - net	4,436,684	-
Total liabilities	14,685,988	6,072,551

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at December 31, 2019 and 2018, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 643,366 shares issued and outstanding at December 31, 2019 and 2018, respectively	722	643
Common stock: $0.001 par value; 500,000,000 shares authorized; 102,193,579 shares and 88,046,391 shares issued and outstanding at December 31, 2019 and 2018, respectively	102,193	88,047
Additional paid in capital	6,055,042	333,623
Accumulated deficit	(10,870,572)	(2,423,546)
Total stockholders’ deficit	(4,699,615)	(1,988,233)
Total liabilities and stockholders’ deficit	$9,986,373	$4,084,318

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2019 and 2018

	2019	2018

Revenue	$25,742,941	$15,244,155

Cost of revenue	20,305,453	8,570,240

Gross profit	5,437,488	6,673,915

Cost and expenses
Depreciation and amortization	227,322	149,642
Selling, general and administrative	12,978,194	8,059,742
Total costs and expenses	13,205,516	8,209,384

Operating loss	(7,768,028)	(1,535,469)

Other expense (income):
Interest expense, net	(227,016)	(140,457)
Change in fair value of derivative liability	4,013	(4,105)
Change in fair value of LTC cryptocurrency	-	(95,387)
Gain on sale of assets	-	273,453
Gain on investment in Centercom	25,192	-
(Gain)/loss on settlement of liabilities	(481,187)	43,117
Total other expense (income)	(678,998)	76,621

Net loss before provision for income taxes	(8,447,026)	(1,458,848)

Provision for income taxes	-	82,230

Net loss	$(8,447,026)	$(1,541,078)

Net loss per common share, basic and diluted	$(0.09)	$(0.02)

Weighted average common shares outstanding – basic and diluted	96,186,742	81,566,892

See accompanying notes to consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

	Series A Preferred		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2018	3,000,000	$3,000	-	$-	152,555,416	$152,555	$(155,555)	$(617,240)	$(617,240)

Recapitalization in reverse merger	10,000,000	10,000	-	-	79,888,784	79,889	(3,687,835)	(265,228)	(3,863,174)

Issuance of Common Stock and options for services rendered	-	-	-	-	528,000	528	157,380		157,908

Issuance of Common Stock for settlement of accounts payable	-	-	-	-	1,206,741	1,207	249,328		250,535

Issuance of Common Stock for settlement of debt and accrued interest	-	-	-	-	2,608,981	2,609	597,303		599,912

Issuance of Series C Preferred Stock for conversion of promissory note and accrued interest	-	-	48,400	48	-	-	3,024,856	-	3,024,904

Issuance of Series C Preferred Stock in exchange for Common Stock	-	-	594,966	595	(148,741,531)	(148,741)	148,146	-	-

Net income	-	-	-	-	-	-	-	(1,541,078)	(1,541,078)

Balance, December 31, 2018	13,000,000	13,000	643,366	643	88,046,391	88,047	(333,623)	(2,423,546)	(1,988,233)

Issuance of Common Stock and warrants for services rendered	-	-	-	-	666,000	666	328,908	-	329,574

Issuance of Common Stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Issuance of Common Stock and warrants with debt	-	-	-	-	100,000	100	119,960	-	120,060

Sale of Common Stock and warrants	-	-	-	-	9,172,855	9,172	3,201,328	-	3,210,500

Issuance of Common Stock for asset purchase	-	-	-	-	3,333,333	3,333	996,667	-	1,000,000

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net loss	-	-	-	-	-	-	-	(8,447,026)	(8,447,026)
Balance, December 31, 2019	13,000,000	$13,000	721,598	$722	102,193,579	$102,193	$6,055,042	$(10,870,572)	$(4,699,615)

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years ended December 31, 2019 and 2018

	2019	2018

Operating activities
Net loss	$(8,447,026)	$(1,541,078)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	227,322	149,642
Amortization of right of use assets	55,608	-
Amortization of debt discount	68,764	-
Stock-based compensation	329,574	157,907
Bad debt expense	977,792	-
Change in fair value of LTC cryptocurrency coins	-	63,487
Change in fair value of derivative liability	(4,013)	4,105
Loss (gain) on settlement of liabilities	474,953	(61,709)
Loss on settlement of debt	-	14,667
Gain on equity investment in Centercom	(25,192)	-
Accrued interest on note receivable	(38,471)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,599,534)	(102,815)
Lifeline revenue due from USAC	790,176	319,603
Customer phone supply	1,356,701	(836,536)
LTC Cryptocurrency coins	-	(96,992)
Prepaid expenses	(86,021)	40,465
Other assets	(4,999)	-
Credit card liability	54,317	-
Deferred revenue	(50,000)	(171,500)
Loss contingency	(31,960)	120,000
Current portion of operating lease liability	(55,608)	-
Accounts payable and accrued expenses	1,474,476	925,140
Net cash used in operating activities	(6,533,141)	(1,015,614)

Investing activities
Purchase of equipment	(227,630)	(331,803)
Advances under notes receivable	(14,959)	(190,000)
Net cash received in business combination	210,348	243,768
Net cash used in investing activities	(32,241)	(278,035)

Financing activities
Issuance of Common Stock and warrants	3,210,500	-
Due from related party - net	-	17,554
Note payable - borrowings	250,000	(31,250)
Note payable - repayments	(70,000)	-
Convertible promissory notes - borrowings	638,000	-
Line of credit - advances	1,130,000	1,441,029
Line of credit - repayments	(217,130)	(1,441,029)
Loan proceeds under related party financing arrangement	2,199,440	1,653,500
Loan repayments under related party financing arrangement	(674,000)	(1,175,703)
Net cash provided by financing activities	6,466,810	464,101

Net decrease in cash and cash equivalents	(98,572)	(829,548)

Cash and cash equivalents, beginning of period	444,612	1,274,160

Cash and cash equivalents, end of period	$346,040	$444,612

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$77,825	$10,580
Income taxes	$-	$82,230

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$389,502	$-
Exchange of investment in CenterCom for Series C Preferred Stock	$178,508	$-
Operating lease liability	$266,424	$-
Common Stock issued in asset purchase	$1,000,000	$-
Debt acquired in asset purchase	$4,000,000	$-
Common Stock and warrants issued with debt recorded as debt discount	$120,060	$-
Derivative liability on convertible notes recorded as debt discount	$176,348	$-
Debt acquired in business combination	$-	$3,000,000
Exchange of Common Stock for Series C Preferred Stock	$-	$148,741
Liabilities settled in Common Stock	$-	$3,875,352

See accompanying notes to consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2019

1	BUSINESS

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

Surge Fintech

SurgePays Visa was launched late in the third quarter of 2019. We believe this card could be life enhancing by serving as a virtual checking account for the unbanked, underbanked, credit challenged or those unable to access traditional financial services. The SurgePays card will offer safety, security and convenience of using the card anywhere that accepts Visa and customers will be able to load their card via direct deposit or loading cash directly at 110,000 locations nationwide. Customers will be able to access and manage their accounts from the connected app. In addition, customers will also be able to take a picture of their paycheck and load the cash to their cards (eliminating costly check cashing fees).

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $7.2 million for the year ended December 31, 2019.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of December 31, 2019.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management’s expectations. One customer accounted for more than 16% of revenues in 2019. No customer accounted for more than 10% of revenues in 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2019 and 2018.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2019 and 2018, the Company had reserves of $774,841 and 17,000, respectively.

Concentrations

As of December 31, 2019 and 2018, one customer represented approximately 80% and 22% of total gross outstanding receivables, respectively.

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

Derivative Liabilities

The Company evaluates its options, warrants, convertible notes, or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

The Company had derivative liabilities of $190,846 and $51,058 as of December 31, 2019 and 2018, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2019 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by entity for the year ended December 31, 2019 and 2018:

	For the Year Ended
	December 31, 2019	December 31, 2018
True Wireless, Inc.	$3,446,003	$12,798,687
Surge Blockchain, LLC	4,233,263	1,036,650
Surge Logics, Inc.	7,234,366	374,679
ECS	10,767,138	-
Other	62,171	1,034,139
Total revenue	$25,742,941	$15,244,155

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

Recent adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted, and entities may also elect the optional transition method provided under ASU 2018-11, Leases, Topic 842: Targeted Improvement, issued in July 2018, allowing for application of the standard at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard during the year ended December 31, 2019 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the new standard during the year ended December 31, 2019 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

Recent announced accounting pronouncements

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company adopted the new standard during the year ended December 31, 2019 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

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

The Company had a net loss of approximately $8.4 million for the year ended December 31, 2019. As of December 31, 2019, the Company had cash and working capital deficit of approximately $346,000 and $3.5 million, respectively.

Management’s 2019 strategic decision to invest and allocate millions of dollars into software development, product development and its infrastructure has enabled the company to be position for immediate rapid growth. The Company continues to add stores to the ECS and Wholesale Marketplace platforms while aggressively exploring new distribution channels and acquisitions. This is enabling the addition of products from manufacturers in market specific categories in conjunction with national rollouts of proprietary brands such as LocoRabbit Wireless, Max CBD and Essential products needed in today’s world.

The 3rd quarter asset purchase agreement of the ECS Business gives the Company access to a network of over 9,800 retail locations and 160 independent salespeople processing over 18,000 transactions per day (see Note 1). ECS generates approximately $46,500,000 in annualized revenue through third party wireless services.

During the year ended December 31, 2019, the Surge software development team has successfully implemented the merging of the SurgePays and ECS software to more efficiently and cost effectively increase synergized revenue and profitability moving forward. In addition, management made the decision to expedite programming, software development and integration to enable the successful launch of the SurgePays Prepaid Visa card.

The development of the Surge Logistics Intake software and the infrastructure at CenterCom BPO have enabled rapid scaling growth and evidenced in Surge Logics revenue trajectory.

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term.

In March of 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations. Management’s evaluation of the events and conditions and management’s plans regarding those matters are described in Note 3 to the consolidated financial statements.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of Quarter 3 2020 through increased cash flow from ongoing operations the collection of outstanding receivables and the restructuring of the current debt burden. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Year Ended
December 31, 2018
Revenues, net	$15,684,032
Net loss	$(1,541,078)
Net loss per share	$(0.02)
Weighted average number of shares outstanding	81,566,892

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

Following the closing of the merger transaction, the Company’s investment in ECS consisted of the following:

Purchase Price
Convertible note	$4,000,000
Common stock	1,000,000
Total purchase price	$5,000,000

Allocation of purchase price
Cash	$210,348
Equipment	63,289
Intangibles	4,903,876
Accounts payable and accrued expenses	(177,513)
Total allocation of purchase price	$5,000,000

(1)	The 3,333,333 restricted shares of the Company’s Common Stock issued at closing of the merger transaction had a closing price of approximately $0.30 per share on the date of the transaction.

Following the closing of the merger transaction, TW’s financial statements as of the closing were consolidated with the consolidated financial statements of the Company.

The following presents the unaudited pro-forma combined results of operations of the Company with the ECS Business as if the entities were combined on January 1, 2018.

Year Ended
December 31, 2019
Revenues, net	$59,064,637
Net loss	$(8,902,134)
Net loss per share	$(0.09)
Weighted average number of shares outstanding	96,186,742

Year Ended
December 31, 2018
Revenues, net	$64,260,116
Net loss	$(1,069,810)
Net loss per share	$(0.01)
Weighted average number of shares outstanding	81,566,892

6	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2019	December 31, 2018
Computer Equipment and Software	$309,080	$15,263
Furniture and Fixtures	1,416	7,996
Leasehold Improvements	25,193	25,513
	335,689	48,771
Less: Accumulated Depreciation	(41,073)	(13,782)
	$294,616	$30,990

Depreciation expense was $27,293 and $112,990 for the year ended December 31, 2019 and 2018, respectively.

7	CRYPTOCURRENCY ASSET SALE

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

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the year ended December 31, 2019 and 2018, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $1,191,424 and $55,185, respectively. At December 31, 2019 and 2018, the Company’s total credit card liability was $449,157 and $394,840, respectively.

9	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC (“SMDMM”), an entity that is owned by the Company’s chief executive officer. The promissory note was for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. During the year ended December 31, 2019, the Company drew net advances on the note totaling $425,000. As part of the Cryptocurrency transaction discussed in Note 6 above, $80,000 of the outstanding balance under the promissory note was assumed by the purchaser.

In August 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $217,000 at an annual interest rate of 6%, due on August 15, 2022. As of December 31, 2019, the Company drew advances on the note totaling $217,000.

During the fourth quarter 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $883,00 at an annual interest rate of 15%, due on November 21, 2022. As of December 31, 2019, the Company drew advances on the note totaling $883,000.

During the year ended December 31, 2019, the Company made principal and accrued interest payments of $674,000 and $25,955, respectively. The outstanding principal balance under the promissory notes due to SMDMM was $2,205,440 and $680,000 at December 31, 2019 and 2018, respectively. Accrued interest owed to SMDMM was $64,741 and $10,718 at December 31, 2019 and 2018, respectively.

10	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2019 and 2018, notes payable and long-term debt consists of:

	December 31, 2019	December 31, 2018
Note payable to former officer due in four equal annual installments of $25,313 on April 28 of each year; past due in 2016 and 2017; accruing interest at 6% per annum since April 28, 2016 on the past due portion	$-	$70,000
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	485,000	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into Common Stock [2]	27,500	27,500
Promissory note payable to a lender dated November 4, 2019; accruing interest at 18% per annum; due November 3, 2020; 100,000 shares of restricted Common Stock granted on execution recorded as a debt discount – net of debt discount of $26,328 [3]	223,672	-
	$736,172	$582,500

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on January 12, 2016; (Balance at December 31, 2019 and 2018 - $235,000).

●	A third non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on March 12, 2016 and remains unpaid as of December 31, 2019.

The Company is renegotiating the terms of the notes. The notes bear interest at 5% per annum when in default (after the due date). The notes were non-interest bearing until due. Accordingly, a debt discount at 5% per annum was calculated for the notes and was amortized to interest expense until the due date of the notes.

2 Convertible note payable to River North Equity, LLC (“RNE”) - The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount is fully amortized. In February 2020, the Company and RNE settled the outstanding debt.

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

3 Promissory note – The Company evaluated the 100,000 restricted shares of the Company’s Common Stock granted with the note and recorded a debt discount of $31,200. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $26,328 as of December 31, 2019. During the year ended December 31, 2019, the Company recorded amortization of debt discount totaling $4,872.

11	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2019 and 2018, convertible promissory notes payable consists of:

	December 31, 2019	December 31, 2018
Convertible note payable to GBT Technologies Inc. dated September 27, 2019 with no interest; due March 27, 2021; convertible into Common Stock [1]	$4,000,000	$-
Convertible note payable to Power Up Lending Group Ltd. dated September 18, 2019 with at 12% per annum; due September 18, 2020; convertible into Common Stock [2]	233,000	-
Convertible note payable to BHP Capital NY dated October 7, 2019 with interest at 18% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	135,000	-
Convertible note payable to Armada Capital Partners LLC dated October 7, 2019 with interest at 18% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	135,000	-
Convertible note payable to Jefferson Street Capital LLC dated October 7, 2019 with interest at 18% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	135,000	-

Less: Debt discount	(201,316)
	$4,436,684	$-

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

2 The Company executed a convertible note with Power Up Lending Group (“PowerUp”) on September 18, 2019 and identified certain features embedded in the conversion feature of the note requiring the Company to classify it as a derivative liability. The conversion price of the note shall equal 65% the average price of the two lowest trading prices of the Company’s Common Stock on the trading market which the Common Stock is then trading over the previous twenty (20) days prior to the conversion date (See Note 12 below). On March 6, 2020, Surge Holdings, Inc. the Company prepaid $332,027 in cash to fully satisfy the note which would have matured on September 18, 2020. No shares of the Company’s Common Stock were issued or conveyed to PowerUp as a result of the prepayment.

3 On October 7, 2019, the Company entered into a Securities Purchase Agreement (the “SPA”), severally and not jointly, with BHP Capital NY Inc., a New York Corporation (“BHP”), Armada Capital Partners LLC, a Delaware limited liability company (“Armada”), and Jefferson Street Capital LLC, a New Jersey limited liability company (“Jefferson”), (“Buyer” or collectively the “Buyers”). In connection with the SPA, the Company issued three (3) notes, one to each Buyer, and three (3) warrants to purchase the Company’s Common Stock, one to each Buyer. The aggregate purchase price of the notes is $375,000 and the aggregate principal amount of the notes is $405,000.

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

The Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $201,316 as of December 31, 2019. During the year ended December 31, 2019, the Company recorded amortization of debt discount related to these warrants totaling $13,782.

Future maturities of all debt (excluding debt discount discussed above in Notes 10 and 11) are as follows:

For the Years Ending December 31,
2020	$1,908,370
2021	5,510,000
2022	1,100,440
$8,518,810

12	DERIVATIVE LIABLIITES

As discussed above in Note 11, The Company executed a convertible note with Power Up Lending Group on September 18, 2019 and received gross proceeds of $233,000. The Company identified certain features embedded in the note requiring the Company to classify the feature as a derivative liability. The conversion price of the note are subject to adjustment for issuances of the Company’s Common Stock or any equity linked instruments or securities convertible into the Company’s Common Stock at a purchase price of less than the prevailing conversion price or exercise price. Such adjustment shall result in the conversion price and exercise price being reduced to such lower purchase price.

During the year ended December 31, 2019, the fair value of the derivative feature was calculated using the following weighted average assumptions:

December 31, 2019
Risk-free interest rate	1.59 – 1.87%
Expected life of grants	1 year
Expected volatility of underlying stock	88 - 100%
Dividends	0%

As of December 31, 2019, the derivative liability of the warrants was $190,846. In addition, for the year ended December 31, 2019, the Company recorded $4,013 as a gain on the change in fair value of the derivative on the statement of operations.

13	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. During the year ended December 31, 2019, total advances and repayments under the LOC were $1,130,000 and $217,130, respectively. As of December 31, 2019 and 2018, the outstanding balance on the LOC was $912,870 and $0, respectively.

14	LEASES

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

The Company leases office space in Memphis, TN and a call center space in El Salvador. The term of the office is for 2 years beginning on November 1, 2019 commencing with monthly payments of $1,600. The term of the call center lease is for 3 years beginning on March 1, 2019 commencing with monthly payments of $6,680. During the years ended December 31, 2019 and 2018, the Company paid lease obligations of $87,762 and $30,480, respectively, under the leases.

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

The lease terms include options to extend the leases when it is reasonably certain that the Company will exercise that option. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

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

The components of lease expense were as follows:

Year Ended December 31, 2019

Operating leases	$80,760
Interest on lease liabilities	7,002
Total net lease cost	$87,762

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases:
Operating lease ROU assets - net	$210,816

Current operating lease liabilities, included in current liabilities	$90,944
Noncurrent operating lease liabilities, included in long-term liabilities	119,872
Total operating lease liabilities	$210,816

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55,608
ROU assets obtained in exchange for lease liabilities:
Operating leases	$266,424
Weighted average remaining lease term (in years):
Operating leases	2.12
Weighted average discount rate:
Operating leases	5.5%

Total future minimum payments required under the lease obligations as of December 31, 2019 are as follows:

Twelve Months Ending December 31,
2020 (thereafter)	$99,360
2021	99,160
2022	27,040
Total lease payments	$222,560
Less: amounts representing interest	(11,744)
Total lease obligations	$210,816

15	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

The Company, pursuant to the consent of the Board of Directors filed a Certificate of Designation with the Nevada Secretary of State which designated 10,000,000 shares of the Company’s authorized preferred stock as Series “A” Preferred Stock, par value $0.001. The Series “A” Preferred Stock has the following attributes:

●	Ranks senior only to any other class or series of designated and outstanding preferred shares of the Company;

●	Bears no dividend;

●	Has no liquidation preference, other than the ability to convert to Common Stock of the Company;

●	The Company does not have any rights of redemption;

●	Voting rights equal to ten shares of Common Stock for each share of Series “A” Preferred Stock;

●	Entitled to same notice of meeting provisions as common stockholders;

●	Protective provisions require approval of 75% of the Series “A” Preferred Shares outstanding to modify the provisions or increase the authorized Series “A” Preferred Shares; and

●	Each one Series “A” Preferred Shares can be converted into ten common shares at the option of the holder.

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

As of December 31, 2019 and 2018, there were 13,000,000 shares of Series A issued and outstanding.

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

The Series “C” Preferred Stock has the following attributes:

●	Ranks junior only to any other class or series of designated and outstanding preferred shares of the Company;

●	Bears a dividend per share of Series C Preferred Stock equal to the per share amount (as converted), and in the same form as, the dividend payable to the holders of the Common Stock;

●	With respect to such liquidation, dissolution or winding up, the holders of Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of Junior Securities but after distribution of such assets among, or payment thereof to holders of any Senior Preferred Stock, an amount equal to the Series C Original Issue Price for each share of Series C Preferred Stock plus an amount equal to all declared but unpaid dividends on Series C Preferred Stock;

●	The Company does not have any rights of redemption;

●	Voting rights equal to 250 shares of Common Stock for each share of Series “C” Preferred Stock;

●	Entitled to same notice of meeting provisions as common stockholders;

●	Protective provisions require approval of 75% of the Series “C” Preferred Shares outstanding to modify the provisions or increase the authorized Series “C” Preferred Shares; and

●	Each one Series “C” Preferred Shares can be converted into ten common shares at the option of the holder.

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

As discussed above in Note 1, on January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom. Upon execution of the agreement, the Company issued 72,000 shares of Preferred C stock (convertible into 18,000,000 shares of Common Stock) to a director, officer and minority owner of the Company who has a controlling interest in Centercom. The Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets.

On February 15, 2019, Carter Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock.

As of December 31, 2019 and 2018, there were 721,598 and 643,366 shares of Series C issued and outstanding, respectively.

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

In August 2018, the Company reached a settlement with the debt holder and issued 2,175,000 in full settlement of the outstanding debt totaling $435,000.

During the year ended December 31, 2019, the Company granted consultants 96,000 restricted shares for services pursuant to consulting agreements.

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

In October 2019, the Company issued 70,000 shares of Common Stock to a consultant valued at $0.31 per share.

On November 4, 2019, the Company granted 100,000 shares of Common Stock pursuant to a debt agreement executed with a lender. The shares were valued at $0.31 per share and was recorded as a debt discount.

During the year ended December 31, 2019, the Company sold an aggregate of 9,172,855 shares of Common Stock and 4,462,135 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $3,210,500.

During the year ended December 31, 2019 and 2018, the Company recorded total stock-based compensation expense of $295,900 and $146,000, respectively, in relation to shares issued for services.

As of December 31, 2019 and 2018, there were 102,193,579 and 88,046,391 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

On March 8, 2018, the Company granted its former Chief Financial Officer 50,000 warrants to purchase the Company’s Common Stock with an exercise price of $0.41 per share, a term of 5 years, and a vesting period of 1 year. The warrants have an aggregated fair value of approximately $14,700 that was calculated using the Black-Scholes option-pricing model.

On February 15, 2019, the Company executed a consulting agreement with a third party for professional services. Upon execution of the agreement, the Company agreed to issue 100,000 warrants to purchase the Company’s Common Stock with an exercise price of $3.00 per share, a term of 3 years, and immediate vesting. In addition, the consultant is eligible to receive 150,000 warrants upon achievement of certain milestones as discussed in the agreement. The 250,000 warrants have an aggregated fair value of approximately $30,782 that was calculated using the Black-Scholes.

For the year ended December 31, 2019 and 2018, when computing fair value of share-based payments, the Company has considered the following variables:

	December 31, 2019	December 31, 2018
Risk-free interest rate	2.50%	2.03%
Expected life of grants	3 years	1.5 years
Expected volatility of underlying stock	168.71%	173.02%
Dividends	0%	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

During the year ended December 31, 2019 and 2018, the Company recorded total stock-based compensation expense related to the warrants of approximately $33,700 and $11,800, respectively. The unrecognized compensation expense at December 31, 2019 was approximately $0.

16	RELATED PARTY TRANSACTIONS

The Company’s former chief executive officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance has no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of December 31, 2019 and 2018, the outstanding balance due was $0 and $389,502, respectively.

For the year ended December 31, 2019 and 2018, outsourced management services fees of $1,020,000 was paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Axia is owned by the majority owner of the Company.

At December 31, 2019 and 2018, the Company had trade payables to Axia of $666,112 and $66,535, respectively.

For the year ended December 31, 2019 and 2018, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $704,683 and $1,016,393, respectively. These costs are included in Cost of revenue in the Statements of Operations. The owner of the majority of the Company’s voting shares is a minority owner of 321 Communications.

At December 31, 2019 and 2018, the Company had trade payables to 321 Communications of $140,923 and $52,161, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the year ended December 31, 2019 and 2018 were $2,384,780 and $2,129,546, respectively, and are included in Cost of revenue in Consolidated Statements of Operations. A director, officer, and minority owner of the Company has a controlling interest in CenterCom Global. As discussed in Note 1, on January 17, 2019 the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom for $178,508, the Company’s ownership percentage of the net book value of Centercom upon completion of the transaction.

At December 31, 2019 and 2018, the Company had trade payables to CenterCom Global of $282,159 and $175,000, respectively.

See Note 5 for long-term debt due to related parties.

17	COMMITMENTS AND CONTINGENCIES

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

In November 2018, the Company entered into a settlement agreement with West Publishing Corporation (“West”) to remedy an outstanding civil action filed by West. Pursuant to the agreement, the Company will pay West the principal amount of $125,000 plus interest accruing at the annual rate of 7%. As of December 31, 2019, all payments were made as required in the settlement agreement.

18	INCOME TAXES

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

At December 31, 2019, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $8.3 million that may be used to offset future taxable income through the fiscal year ending December 31, 2039. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $1,749,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,749,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $1,711,000 and $290,000 for the year ended December 31, 2019 and 2018, respectively.

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

No material interest or penalties on unpaid tax were recorded during the year ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Components of deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$2,002,427	$291,359
Less valuation allowance	(2,002,427)	(291,359)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%

Effective income tax rate	0.0%	0.0%

19	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the year ended December 31, 2019 and 2018 and as of December 31, 2019 and 2018, are as follows:

	Surge	TW	ECS	Total
Year ended December 31, 2019
Revenue	$9,558,415	$5,417,388	$10,767,138	$25,742,941
Cost of revenue	(5,916,947)	(3,998,410)	(10,390,096)	(20,305,453)
Gross margin	3,641,468	1,418,978	377,042	5,437,488
Costs and expenses	(9,199,277)	(3,597,229)	(409,010)	(13,205,516)
Operating loss	(5,557,809)	(2,178,251)	(31,968)	(7,768,028)

Year ended December 31, 2018
Revenue	$2,445,468	$12,798,687	$-	$15,244,155
Cost of revenue	(1,864,727)	(6,705,513)	-	(8,570,240)
Gross margin	580,741	6,093,174	-	6,673,915
Costs and expenses	(2,558,156)	(5,651,228)	-	(8,209,384)
Operating loss	(1,977,415)	441,946	-	(1,535,469)

December 31, 2019
Total assets	$3,636,624	$1,339,577	$5,010,172	$9,986,373
Total liabilities	10,850,674	3,815,175	20,139	14,685,988

December 31, 2018
Total assets	$947,550	$3,136,768	$-	$4,084,318
Total liabilities	2,694,258	3,378,293	-	6,072,551

19	SUBSEQUENT EVENTS

Membership Interest Purchase Agreement

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) by and among the Company, ECS Prepaid, LLC, a Missouri limited liability company (“ECS Prepaid”), Dennis R. Winfrey, an individual, and Peggy S. Winfrey, an individual (together, the “Winfreys”), whereby the Company purchased from the Winfreys all of the Membership Interests of ECS Prepaid owned by the Winfreys (the “ECS Prepaid Membership Interests”). In consideration for the ECS Prepaid Membership Interests, the Company issued to Suray Holdings LLC, an entity jointly controlled by the Winfreys, 450,000 shares of Common Stock of the Company.

ECS and CSLS Stock Purchase Agreement

On January 30, 2020, the Company entered into a Stock Purchase Agreement (the “ECS and CSLS SPA”) by and among the Company, Electronic Check Services, Inc., a Missouri corporation (“ECS”), Central States Legal Services, Inc., a Missouri corporation (“CSLS”), and the Winfreys, whereby the Company purchased from the Winfreys all of the issued and outstanding stock of each of ECS and CSLS (the “ECS and CSLS Stock”). In consideration for the ECS and CSLS Stock, the Company issued 50,000 shares of Common Stock to Suray (the “ECS and CLS Purchase Share Issuance”).

January SPAs and Notes

On January 30, 2020, the Company entered into Securities Purchase Agreements (the “January 2020 SPAs”), with three (3) accredited investors (the “January 2020 Investors”), pursuant to which the January 2020 Investors purchased from the Company, for an aggregate purchase price of $500,000 (the “January 2020 Purchase Price”), Promissory Notes in the aggregate principal amount of $540,000 (the “January 2020 Notes”). The January 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the January 2020 Investors loaning the January 2020 Purchase Price to the Company, the Company issued to each of the January 2020 Investors 250,000 shares of Common Stock for a total of 750,000 shares (the “January 2020 Share Issuance”).

The January 2020 Notes shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on February 5, 2021. No payments of principal or interest are due through July 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

Settlement Agreement

On January 15, 2020, the Company and Carter Matzinger (a member of the Company’s Board of Directors) (collectively, the “Surge Party”), and the former owners of the Company’s wholly-owned subsidiary, DigitizeIQ, LLC (collectively, the “DigitizeIQ Party” and, together with the Surge Party, the “Parties”), entered into a settlement agreement (the “DigitizeIQ Settlement Agreement”) to settle any claims the Parties may have had against each other. The parties made claims against each other with regard to alleged breaches of an Exchange Agreement, a Non-Compete Agreement, and promissory notes issued by the Company to the DigitzeIQ Party (the “DigitzeIQ Promissory Notes”).

Pursuant to the DigitizeIQ Settlement Agreement, the Parties, in addition to releasing all claims against each other, agreed to cooperate to ensure the complete transfer and assignment of the domain “digitizeiq.com” to the Company and agreed that the DigitizeIQ Promissory Notes are deemed terminated. As a result of the DigitizeIQ Promissory Notes being terminated, on an unaudited basis, the Company reduced its liabilities by approximately $580,000.

February SPAs and Note

On February 3 and February 6, 2020, the Company entered into Securities Purchase Agreements (the “February 2020 SPAs”), with two (2) accredited investor (the “February 2020 Investors”), pursuant to which the February 2020 Investors purchased from the Company, for an aggregate purchase price of $400,000 (the “February 2020 Purchase Price”), Promissory Notes in the principal amount of $432,000 (the “February 2020 Notes”). The February 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the February 2020 Investors loaning the February 2020 Purchase Price to the Company, the Company issued to each of the February 2020 Investors 300,000 shares of Common Stock for a total of 600,000 shares (the “February Share Issuance”).

The terms of the February 2020 Notes are substantially the same as the terms of the January 2020 Notes.

Anthony Evers Employment Agreement

On March 1, 2020, in connection with Mr. Evers’ appointment as Chief Financial Officer of the Company, the Company and Mr. Evers entered into an employment agreement (the “Evers Employment Agreement”), whereby as compensation for his services, the Company shall pay Mr. Evers a salary of $270,000 per year. Pursuant to the terms of the Evers Employment Agreement, the Company will pay the full cost of Mr. Evers’ health insurance premiums. In the event Mr. Evers’ employment with the Company shall terminate, Mr. Evers shall be entitled to a severance payment of a full year of salary and benefits.

March SPA and Note

On March 5, 2020, the Company entered into a Securities Purchase Agreement (the “March 2020 SPA”), with an accredited investor (the “March 2020 Investor”), pursuant to which the March 2020 Investor purchased from the Company, for an aggregate purchase price of $350,000 (the “March 2020 Purchase Price”), a Promissory Note in the principal amount of $378,000 (the “March 2020 Note”). The March 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the March 2020 Investor loaning the March 2020 Purchase Price to the Company, the Company issued to the March 2020 Investor 400,000 shares of Common Stock of the Company.

The March 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 5, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

April SPA and Note

On April 1, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 SPA”), with an accredited investor (the “April 2020 Investor”), pursuant to which the April 2020 Investor purchased from the Company, for an aggregate purchase price of $150,000 (the “April 2020 Purchase Price”), a Promissory Note in the principal amount of $162,000 (the “April 2020 Note”). The April 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the April 2020 Investor loaning the April 2020 Purchase Price to the Company, the Company issued to the April 2020 Investor 172,000 shares of Common Stock of the Company.

The April 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 15, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

