Form 10-Q
period 2020-03-31
Surge Holdings, Inc.
filed 2020-06-22
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

901-302-9587

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

Yes [  ] No [X]

The number of shares of the registrant’s common stock outstanding as of June 18, 2020 was 104,426,173 shares.

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including their Quarterly Report on Form 10-Q (“Quarterly Report”), that would otherwise have been due between April 1, 2020 and July 1, 2020.

Due to its operations being impacted by COVID-19, the Company was unable to meet its filing deadline with respect to its Quarterly Report and on May 15, 2020 submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, communication among internal financial staff and external auditors has been challenging, resulting in a delay in preparation, review and completion of the Quarterly Report. Based on the foregoing, on May 15, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-Q relying on the exemptions provided by the SEC Order. This Form 10-Q is being filed in reliance on the Order.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$438,546	$346,040
Accounts receivable, less allowance for doubtful accounts of $774,841 and $774,841, respectively	3,733,368	3,056,213
Notes receivable	14,959	14,959
Lifeline revenue due from USAC	209,934	60,790
Prepaid expenses	59,973	96,883
Total current assets	4,456,780	3,574,885
Property and Equipment, less accumulated depreciation of $53,907 and $38,656, respectively	259,191	294,616
Intangible assets less accumulated amortization of $769,444 and $519,404, respectively	4,984,077	4,769,117
Goodwill	866,782	866,782
Investment in Centercom	236,069	203,700
Operating lease right of use asset, net	519,485	210,816
Other long-term assets	—	66,457
Total assets	$11,322,384	$9,986,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$5,402,918	$3,637,577
Accounts payable and accrued expenses - related party	1,253,103	998,517
Credit card liability	388,343	449,158
Loss contingency	—	38,040
Deferred revenue	684,950	—
Derivative liability	1,362,142	190,846
Operating lease liability	170,301	90,944
Line of credit	912,870	912,870
Convertible notes payable and current portion of long-term debt, net	205,272	—
Notes payable and current portion of long-term debt, net	231,451	736,172
Total current liabilities	10,611,350	7,054,124
Long-term debt less current portion – related party	2,205,440	2,205,440
Operating lease liability – net	349,184	119,872
Trade payables - long term	869,868	869,868
Convertible promissory notes payable - net	4,163,986	4,436,684
Total liabilities	18,199,828	14,685,988

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 721,598 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	722	722
Common stock: $0.001 par value; 500,000,000 shares authorized; 104,922,150 shares and 102,193,579 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	104,922	102,193
Additional paid in capital	6,931,790	6,055,042
Accumulated deficit	(13,927,878)	(10,870,572)
Total stockholders’ deficit	(6,877,444)	(4,699,615)
Total liabilities and stockholders’ deficit	$11,322,384	$9,986,373

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$15,787,799	$3,938,773

Cost of revenue	14,806,579	2,479,567

Gross profit	981,220	1,459,206

Cost and expenses
Depreciation and amortization	265,464	10,538
Selling, general and administrative	3,480,995	2,560,780
Total costs and expenses	3,746,459	2,571,318

Operating loss	(2,765,239)	(1,112,112)

Other income (expense):
Interest expense, net	(482,722)	(45,949)
Change in fair value of derivative liability	(31,816)	-
Derivative expense	(348,334)	-
Gain on investment in Centercom	32,369	21,966
Gain (loss) on settlement of liabilities	538,436	(507,500)
Total other expense	(292,067)	(531,483)

Net loss before provision for income taxes	(3,057,306)	(1,643,595)

Provision for income taxes	-	-

Net loss	$(3,057,306)	$(1,643,595)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	103,821,561	88,496,653

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

Three Months ended March 31, 2020

	Series A		Series C				Additional
	Preferred		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2020	13,000,000	$13,000	721,598	$722	102,193,579	$102,193	$6,055,042	$(10,870,572)	$(4,699,615)

Issuance of Common Stock and options for services rendered	-	-	-	-	-	-	16,901		16,901

Sale of Common Stock and warrants	-	-	-	-	428,571	429	149,571		150,000

Issuance of Common Stock with debt recorded as debt discount	-	-	-	-	1,750,000	1,750	533,050		534,800

Issuance of Common Stock for an acquisition	-	-	-	-	550,000	550	177,226	-	177,776

Issuance of Series C Preferred Stock in exchange for Common Stock	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(3,057,306)	(3,057,306)

Balance, March 31, 2020	13,000,000	13,000	721,598	722	104,922,150	104,922	6,931,790	(13,927,878)	(6,877,444)

Three Months ended March 31, 2019

			Series C				Additional
	Preferred Stock		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2019	13,000,000	$13,000	643,366	$643	88,046,391	$88,047	$333,623	$(2,423,546)	$(1,988,233)

Issuance of common stock and warrants for services rendered	-	-	-	-	21,000	21	99,352	-	99,373

Issuance of common stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Sale of common stock and warrants	-	-	-	-	1,671,428	1,671	563,329	-	565,000

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net loss	-	-	-	-	-	-	-	(1,643,595)	(1,643,595)
Balance, March 31, 2019	13,000,000	$13,000	721,598	$722	90,613,819	$90,614	$2,070,860	$(4,067,141)	$(1,891,945)

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating activities
Net loss	$(3,057,306)		$(1,643,595)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	265,464		10,539
Amortization of right of use assets	46,534		-
Amortization of debt discount	313,297		-
Stock-based compensation	16,901		99,373
Change in fair value of derivative liability	31,816		-
Derivative expense	348,334		-
(Gain) loss on settlement of liabilities	(582,806)		507,500
Gain on equity investment in Centercom	(32,369)		(21,966)
Changes in operating assets and liabilities:
Accounts receivable	(677,155)		(558,712)
Lifeline revenue due from USAC	(149,144)		363,479
Customer phone supply	-		676,716
Prepaid expenses	36,910		(704)
Other assets	66,457		-
Credit card liability	(60,815)		67,240
Deferred revenue	684,950		-
Loss contingency	(38,040)		30,000
Current portion of operating lease liability	(46,534)		-
Accounts payable and accrued expenses	1,789,584		(407,820)
Net cash used in operating activities	(1,043,922)		(877,950)

Investing activities
Purchase of equipment	(3,072)		-
Net cash used in investing activities	(3,072)		-

Financing activities
Issuance of Common Stock and warrants	150,000		565,000
Note payable - repayments	(27,500)		(20,000)
Convertible promissory notes - borrowings	1,350,000
Convertible promissory notes - repayments	(233,000)		-
Cash paid for debt issuance costs	(100,000)		-
Line of credit - advances	-		1,130,973
Line of credit - repayments	-		(200,000)
Loan proceeds under related party financing arrangement	-		674,000
Loan repayments under related party financing arrangement	-		(300,000)
Net cash provided by financing activities	1,139,500		1,849,973

Net increase in cash and cash equivalents	92,506		972,023

Cash and cash equivalents, beginning of period	346,040		444,612

Cash and cash equivalents, end of period	$438,546		$1,416,635

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$27,509		$16,953
Income taxes	$-		$-

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$-		$389,502
Exchange of investment in CenterCom for Series C Preferred Stock	$-		$178,508
Common Stock issued for an acquisition	$165,000	$
Common Stock and warrants issued with debt recorded as debt discount	$534,000		$-
Derivative liability on convertible notes recorded as debt discount	$981,382		$-
Operating lease liability	$355,203		$-

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $5.5 million for the three months ended March 31, 2020.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of March 31, 2020.

ECS Business

On September 30, 2019, the Company entered into the Purchase Agreement with GBT Technologies Inc. (“GBT”) of the ECS Prepaid LLC business, Electronic Check Services business and the Central States Legal Services business (collectively, “ECS”). Through its proprietary Fintech software platform, ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Since 2008, ECS has grown to a network of over 9,800 retail locations and 160 independent sales organizations (“ISO”) processing over 18,000 transactions per day. Surge will integrate the ECS software with its SurgePays Network in order to offer both wholesale products from third-party manufacturers, as well as Surge products, including the SurgePays Reloadable Debit Card, SurgePhone Wireless and SIM Starter Kits. See Note 4.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 12, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management’s expectations. One customer accounted for more than 16% of revenues in 2019. No customer accounted for more than 10% of revenues in 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2020 and December 31, 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of March 31, 2020 and December 31, 2019, the Company had reserves of $774,841.

Concentrations

As of March 31, 2020 and December 31, 2019, one customer represented approximately 69% and 80% of total gross outstanding receivables, respectively.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet related to the operating lease for office space. Results for the three months ended March 31, 2020 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

1.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

2.	Not to apply the recognition requirements in ASC 842 to short-term leases.

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Refer to Note 12. Leases for additional disclosures required by ASC 842.

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

The Company had derivative liabilities of $1,362,141 and $190,846 as of March 31, 2020 and December 31, 2019, respectively.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by entity for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
True Wireless, Inc.	$290,705	$2,374,472
Surge Blockchain, LLC	229,802	890,181
Surge Logics, Inc.	5,451,919	673,713
ECS	9,746,773	-
Other	68,600	407
Total revenue	$15,787,799	$3,938,773

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

Deferred Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of March 31, 2020 and December 31, 2019, the Company had $684,950 and $0 in deferred revenue.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Convertible note	12,461,539	-
Common stock options	850,176	-
Common stock warrants	7,063,919	2,491,072

Total contingent shares issuance arrangement, stock options or warrants	20,375,634	2,491,072

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2017.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Recent adopted accounting pronouncements

In January 2017, the FASB issued ASU 2017-04 Intangibles-Goodwill and Other (“ASC 350”): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests for fiscal years beginning after December 15, 2019 and an entity should apply the amendments of ASU 2017-04 on a prospective basis. The adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the new standard during the quarter ended March 31, 2020 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

Recent issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

3	LIQUIDITY

The Company had a net loss of approximately $3.1 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had cash and working capital deficit of approximately $439,000 and $6.2 million, respectively.

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

The September 2019 asset purchase agreement of the ECS Business gives the Company access to a network of over 9,800 retail locations and 160 independent salespeople processing over 18,000 transactions per day (see Note 1). ECS generates approximately $46,500,000 in annualized revenue through third party wireless services.

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

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019 and the three months ended March 31, 2020, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term.

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

Additionally, if necessary, based on the Company’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, management believes that debt and/or equity financing can be obtained from both related parties (management and members of the Board of Directors of the Company) and external sources to pay down existing debt obligations, cover short term shortfalls, meet the shareholders equity requirements for Nasdaq, and complete proposed acquisitions. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

4	ASSET PURCHASE AGREEMENT

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

The following presents the unaudited pro-forma combined results of operations of the Company with the ECS Business as if the entities were combined on January 1, 2019.

Three Months Ended
March 31, 2019
Revenues	$15,359,052
Net loss	$(1,854,270)
Net loss per share	$(0.02)
Weighted average number of shares outstanding	88,496,653

5	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2020	December 31, 2019
Computer Equipment and Software	$311,306	$309,080
Furniture and Fixtures	1,792	1,416
Leasehold Improvements	-	25,193
	313,098	335,689
Less: Accumulated Depreciation	(53,907)	(41,073)
	$259,191	$294,616

Depreciation expense was $15,424 and $1,375 for the three months ended March 31, 2020 and 2019, respectively.

6	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the three months ended March 31, 2020 and 2019, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $87,382 and $55,185, respectively. At March 31, 2020 and December 31, 2019, the Company’s total credit card liability was $388,343 and $449,157, respectively.

7	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC (“SMDMM”), an entity that is owned by the Company’s Chief Executive Officer. The promissory note was for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. During the three months ended March 31, 2020, the Company did not withdraw any net advances on the note.

In August 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $217,000 at an annual interest rate of 6%, due on August 15, 2022. During the three months ended March 31, 2020, the Company did not withdraw any net advances on the note.

During the fourth quarter 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $883,000 at an annual interest rate of 15%, due on November 21, 2022. During the three months ended March 31, 2020, the Company did not withdraw any net advances on the note.

During the three months ended March 31, 2020, the Company made accrued interest payments of $10,000. The outstanding principal balance under the promissory notes due to SMDMM was $2,205,440 at March 31, 2020 and December 31, 2019. Accrued interest owed to SMDMM was $107,555 and $64,741 at March 31, 2020 and December 31, 2019, respectively.

8	NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2020 and December 31, 2019, notes payable and long-term debt consists of:

	March 31, 2020	December 31, 2019
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	-	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into Common Stock [2]	-	27,500
Promissory note payable to a lender dated November 4, 2019; accruing interest at 18% per annum; due November 3, 2020; 100,000 shares of restricted Common Stock granted on execution recorded as a debt discount – net of debt discount of $18,549 [3]	231,451	223,672
	$231,451	$736,172

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on January 12, 2016; (Balance at March 31, 2020 and December 31, 2019 - $0 and $235,000).

●	A third non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on March 12, 2016 and was repaid as of March 31, 2020.

In January 2020, the Company and the sellers settled the outstanding promissory notes and a gain on settlement for the outstanding principal balance $485,000 and related accrued interest of $97,806, was recorded on the condensed consolidated statements of operations.

2 Convertible note payable to River North Equity, LLC (“RNE”) - The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount is fully amortized. In February 2020, the Company and RNE settled the outstanding debt.

3 Promissory note – The Company evaluated the 100,000 restricted shares of the Company’s Common Stock granted with the note and recorded a debt discount of $31,200. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $18,549 and $26,328 as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recorded amortization of debt discount totaling $7,779.

9	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2020 and December 31, 2019, convertible promissory notes payable consists of:

	March 31, 2020	December 31, 2019
Convertible note payable to GBT Technologies Inc. dated September 27, 2019 with no interest; due March 27, 2021; convertible into Common Stock [1]	$4,000,000	$4,000,000
Convertible note payable to Power Up Lending Group Ltd. dated September 18, 2019 with at 12% per annum; due September 18, 2020; convertible into Common Stock [2]	-	233,000
Convertible note payable to BHP Capital NY dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	135,000	135,000
Convertible note payable to Armada Capital Partners LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	135,000	135,000
Convertible note payable to Jefferson Street Capital LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	135,000	135,000
Convertible note payable to BHP Capital NY dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to Armada Capital Partners LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to Jefferson Street Capital LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to GS Capital Partners dated February 7, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [5]	216,000	-
Convertible note payable to Fourth Man LLC dated February 7, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [5]	216,000	-
Convertible note payable to GS Capital Partners dated March 5, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [6]	378,000	-
	5,755,000	4,638,000
Less: Debt discount	(1,385,742)	(201,316)
	$4,369,258	$4,436,684

1 As discussed above in Note 4, the Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of $4,000,000 to GBT, and through the issuance of three million three hundred thirty-three thousand three hundred thirty-three restricted shares of the Company’s Common Stock. The conversion price of the note shall equal the volume weighted average price of the Company’s Common Stock on the trading market which the Common Stock is then trading over the previous twenty (20) days prior to the conversion date, provided that the conversion price shall never be lower than $0.10 or higher than $0.70. The note provides that the Company retains the right to prepay all or any portion of the principal without any prepayment penalty.

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

The Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $60,321 and $75,078 as of March 31, 2020 and December 31, 2019, respectively, related to the warrants issued. During the three months ended March 31, 2020, the Company recorded amortization of debt discount related to these warrants totaling $14,757.

4 On January 30, 2020, the Company entered into Securities Purchase Agreements (the “January 2020 SPAs”), with three (3) accredited investors (the “January 2020 Investors”), pursuant to which the January 2020 Investors purchased from the Company, for an aggregate purchase price of $500,000 (the “January 2020 Purchase Price”), Promissory Notes in the aggregate principal amount of $540,000 (the “January 2020 Notes”). The January 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the January 2020 Investors loaning the January 2020 Purchase Price to the Company, the Company issued to each of the January 2020 Investors 250,000 shares of Common Stock for a total of 750,000 shares (the “January 2020 Share Issuance”). In connection with the January 2020 SPAs, the Company paid issuance costs of $40,000 which is accounted for as a debt discount on the condensed consolidated balance sheet and is being amortized over the life of the notes.

The January 2020 Notes shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on February 5, 2021. No payments of principal or interest are due through July 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

In the event of default as defined in the agreements, the notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.65 (representing a 35% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a $260,001 debt discount relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 750,000 shares upon day of grant with a fair value of $240,000 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

There was total unamortized debt discount related to the January 2020 SPAs of $451,453 as of March 31, 2020. During the three months ended December 31, 2019, the Company recorded amortization of debt discount totaling $88,548.

5 On February 3 and February 6, 2020, the Company entered into Securities Purchase Agreements (the “February 2020 SPAs”), with two (2) accredited investor (the “February 2020 Investors”), pursuant to which the February 2020 Investors purchased from the Company, for an aggregate purchase price of $400,000 (the “February 2020 Purchase Price”), Promissory Notes in the principal amount of $432,000 (the “February 2020 Notes”). The February 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the February 2020 Investors loaning the February 2020 Purchase Price to the Company, the Company issued to each of the February 2020 Investors 300,000 shares of Common Stock for a total of 600,000 shares (the “February Share Issuance”). In connection with the February 2020 SPAs, the Company paid issuance costs of $32,000 which is accounted for as a debt discount on the condensed consolidated balance sheet and is being amortized over the life of the notes.

The terms of the February 2020 Notes are substantially the same as the terms of the January 2020 Notes. The Company recorded a debt discount of $214,000 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 600,000 shares upon day of grant with a fair value of $186,000 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

There was total unamortized debt discount related to the February 2020 SPAs of $363,988 as of March 31, 2020. During the three months ended December 31, 2019, the Company recorded amortization of debt discount totaling $68,012.

6 On March 5, 2020, the Company entered into a Securities Purchase Agreement (the “March 2020 SPA”), with an accredited investor (the “March 2020 Investor”), pursuant to which the March 2020 Investor purchased from the Company, for an aggregate purchase price of $350,000 (the “March 2020 Purchase Price”), a Promissory Note in the principal amount of $378,000 (the “March 2020 Note”). The March 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the March 2020 Investor loaning the March 2020 Purchase Price to the Company, the Company issued to the March 2020 Investor 400,000 shares of Common Stock of the Company. In connection with the March 2020 SPAs, the Company paid issuance costs of $28,000 which is accounted for as a debt discount on the condensed consolidated balance sheet and is being amortized over the life of the notes.

The March 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 5, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

In the event of default as defined in the agreements, the notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.65 (representing a 35% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a debt discount of $241,200 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 400,000 shares upon day of grant with a fair value of $108,800 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

There was total unamortized debt discount related to the March 2020 SPAs of $328,677 as of March 31, 2020. During the three months ended December 31, 2019, the Company recorded amortization of debt discount totaling $49,323.

Future maturities of all debt (excluding debt discount discussed above in Notes 8 and 9) are as follows:

For the Years Ending December 31,
2020 (remainder of year)	$1,162,870
2021	6,860,000
2022	1,100,440
$9,123,310

10	DERIVATIVE LIABILITIES

As discussed above in Note 9, during the three months ended March 31, 2020, the Company executed convertible notes with lenders and received gross proceeds of $1,350,000. The Company identified certain features embedded in the notes requiring the Company to classify the features as derivative liabilities. The conversion price of the notes are subject to adjustment for issuances of the Company’s Common Stock or any equity linked instruments or securities convertible into the Company’s Common Stock at a purchase price of less than the prevailing conversion price or exercise price. Such adjustment shall result in the conversion price and exercise price being reduced to such lower purchase price.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2019	$190,846
Change in fair value of derivative liabilities	32,125
Derivative liabilities recorded on issuance of convertible notes	1,330,017
Write-off of derivative liabilities upon settlement of debt	(190,846)
Balance, March 31, 2020	$1,362,142

During the three months ended March 31, 2020, the fair value of the derivative feature was calculated using the following weighted average assumptions:

March 31, 2020
Risk-free interest rate	0.14 – 1.51%
Expected life of grants	1 year
Expected volatility of underlying stock	96 - 110%
Dividends	0%

As of March 31, 2020 and December 31, 2019, the derivative liability was $1,362,142 and $190,846, respectively. In addition, for the three months ended March 31, 2020, the Company recorded $32,125 as a loss on the change in fair value of the derivative on the condensed consolidated statement of operations. The Company determined that upon measuring the fair value of the derivative features, the total amount recorded as a debt discount exceed the face value of the notes issued and the Company therefore recorded derivative expense of $348,634 on the condensed consolidated income statements.

11	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. As of March 31, 2020 and December 31, 2019, the outstanding balance on the LOC was $912,870.

12	LEASES

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

The Company leases office space in Memphis, TN and a call center space in El Salvador. The term of the office is for 2 years beginning on November 1, 2019 commencing with monthly payments of $1,600. The term of the call center lease is for 3 years beginning on March 1, 2019 commencing with monthly payments of $6,680. As part of the ECS transaction discussed above, the Company acquired office space in Springfield, MO. The term of the lease is for 3 years commencing on January 1, 2020 with monthly payments of $12,000.

During the three months ended March 31, 2020 and 2019, the Company paid lease obligations of $80,570 and $8,080, respectively, under the leases.

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

The components of lease expense were as follows:

Three Months Ended March 31, 2020

Operating leases	$70,070
Interest on lease liabilities	14,306
Total net lease cost	$84,376

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
Operating leases:
Operating lease ROU assets - net	$519,485

Current operating lease liabilities, included in current liabilities	$170,301
Noncurrent operating lease liabilities, included in long-term liabilities	349,184
Total operating lease liabilities	$519,485

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,534
Weighted average remaining lease term (in years):
Operating leases	2.44
Weighted average discount rate:
Operating leases	10.9%

Total future minimum payments required under the lease obligations as of December 31, 2019 are as follows:

Twelve Months Ending December 31,
2020 (remainder of year)	$182,520
2021	240,160
2022	171,038
Total lease payments	$593,718
Less: amounts representing interest	(74,233)
Total lease obligations	$519,485

13	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

As of March 31, 2020 and December 31, 2019, there were 13,000,000 shares of Series A issued and outstanding.

Series “C” Convertible Preferred Stock

As of March 31, 2020 and December 31, 2019, there were 721,598 shares of Series C issued and outstanding.

Common Stock

As discussed above in Note 1, on January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfreys. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 500,000 shares of the Company’s Common Stock. In addition, the agreements called for 25,000 shares of Common Stock to be issued to the Winfreys on a monthly basis over a 12-month period. During the three months ended March 31, 2020, the Company issued 50,000 shares of Common Stock pursuant to the agreements.

As discussed in Note 9 above, during the three months ended March 31, 2020, the Company granted 1,750,000 shares of Common Stock pursuant to debt agreements executed with various lenders. The shares were valued on execution date and recorded as a debt discount on the condensed consolidated balance sheets.

During the three months ended March 31, 2020, the Company sold an aggregate of 428,571 shares of Common Stock and 214,284 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $150,000.

As of March 31, 2020 and December 31, 2019, there were 104,922,150 and 102,193,579 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2019	6,849,635	$0.71
Exercisable – December 31, 2019	6,849,635	$0.71
Granted	214,284	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2020	7,063,919	$0.71
Exercisable – March 31, 2020	7,063,919	$0.71

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.41 – 3.00	7,063,919	1.76 years	$0.71	7,063,919	$0.71

At March 31, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

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

For the three months ended March 31, 2019, when computing fair value of share-based payments, the Company has considered the following variables:

March 31, 2019
Risk-free interest rate	2.50%
Expected life of grants	3 years
Expected volatility of underlying stock	168.71%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

The Company did not issue any warrants as compensation for services during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recorded total stock-based compensation expense related to the warrants of $0 and $33,673, respectively. The unrecognized compensation expense at March 31, 2020 was approximately $0.

14	RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance had no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of March 31, 2020 and December 31, 2019, the outstanding balance due was $0.

For the three months ended March 31, 2020 and 2019, outsourced management services fees of $255,000 was paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the condensed consolidated statements of operations. Axia is owned by the Company’s Chief Executive Officer.

At March 31, 2020 and December 31, 2019, the Company had trade payables to Axia of $859,716 and $666,112, respectively.

For the three months ended March 31, 2020 and 2019, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $88,974 and $146,690, respectively. These costs are included in Cost of revenue in the condensed consolidated statements of operations. The Company’s Chief Executive Officer is a minority owner of 321 Communications.

At March 31, 2020 and December 31, 2019, the Company had trade payables to 321 Communications of $113,291 and $140,923, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the three months ended March 31, 2020 and 2019 were $580,271 and $581,073, respectively, and are included in Cost of revenue in the condensed consolidated statements of operations. The Company’s President has a controlling interest in CenterCom Global.

At March 31, 2020 and December 31, 2019, the Company had trade payables to CenterCom Global of $250,930 and $282,159, respectively.

See Note 7 long-term debt due to related parties.

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

On March 1, 2020, in connection with Mr. Evers’ appointment as Chief Financial Officer of the Company, the Company and Mr. Evers entered into an employment agreement (the “Evers Employment Agreement”), whereby as compensation for his services, the Company shall pay Mr. Evers a salary of $270,000 per year. Pursuant to the terms of the Evers Employment Agreement, the Company will pay the full cost of Mr. Evers’ health insurance premiums. In the event Mr. Evers’ employment with the Company shall terminate, Mr. Evers shall be entitled to a severance payment of a full year of salary and benefits. In addition, Mr. Evers is eligible for equity awards as approved by the Board as defined in the agreement.

16	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019, are as follows:

	Surge	TW	ECS	Total
Three Months ended March 31, 2020
Revenue	$5,750,321	$290,705	$9,746,773	$15,787,799
Cost of revenue	(4,789,705)	(491,557)	(9,525,317)	(14,806,579)
Gross margin	960,616	(200,852)	221,456	981,220
Costs and expenses	(2,312,355)	(1,049,910)	(384,194)	(3,746,459)
Operating loss	(1,351,739)	(1,250,762)	(162,738)	(2,765,239)

Three Months ended March 31, 2019
Revenue	$1,141,751	$2,797,022	$-	$3,938,773
Cost of revenue	(739,408)	(1,740,159)	-	(2,479,567)
Gross margin	402,343	1,056,863	-	1,459,206
Costs and expenses	(1,547,194)	(1,024,124)	-	(2,571,318)
Operating loss	(1,144,851)	32,739	-	(1,112,112)

March 31, 2020
Total assets	$5,607,253	$580,339	$5,134,792	$11,322,384
Total liabilities	13,546,251	4,318,402	335,175	18,199,828

December 31, 2019
Total assets	$3,636,624	$1,339,577	$5,010,172	$9,986,373
Total liabilities	10,850,674	3,815,175	20,139	14,685,988

17	SUBSEQUENT EVENTS

April Securities Purchase Agreement and Note

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

Paycheck Protection Program Loan

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 17, 2020, the Company closed a $498,082 SBA guaranteed PPP loan with Bank3. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount.

June Stock Purchase Agreements

In June 2020, the Company entering into Stock Purchase Agreements with third parties for the purchase of 1,442,857 shares of Common Stock of the Company for a purchase price of $0.35 per share. The sales resulted in aggregate proceeds to the Company of $505,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of March 31, 2020 and 2019 and for the three months then ended includes the accounts of Holdings and its wholly owned subsidiaries during the period owned by Holdings.

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $5.5 million for the three months ended March 31, 2020.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of March 31, 2020.

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

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement by and among the Company, ECS Prepaid, LLC, a Missouri limited liability company (“ECS Prepaid”), Dennis R. Winfrey, an individual, and Peggy S. Winfrey, an individual (together, the “Winfreys”), whereby the Company purchased from the Winfreys all of the Membership Interests of ECS Prepaid owned by the Winfreys (the “ECS Prepaid Membership Interests”). In consideration for the ECS Prepaid Membership Interests, the Company issued to Suray Holdings LLC, an entity jointly controlled by the Winfreys, 450,000 shares of Common Stock of the Company.

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

As of January 30, 2020, the bank accounts of ECS Prepaid, ECS, and CSLS collectively had balances of $300,000 (the “Bank Accounts Balance”). The Company will issue 25,000 shares of Common Stock to a trust controlled by the Winfreys on a monthly basis until the Bank Accounts Balance is returned to the Winfreys (the “Ongoing Share Issuance”). During the three months ended March 31, 2020, the Company issued 50,000 shares of Common Stock as part of the Ongoing Share Issuance. The Company has to repay the Bank Accounts Balance to the Winfreys by January 30, 2021. Mr. Cox signed a Guaranty to repay the Bank Accounts Balance. As consideration for Mr. Cox’s guarantee of repayment, the Company and Mr. Cox signed a Guarantor Fee Agreement whereby the Company will pay Mr. Cox a fee of $2,500 per month until the Bank Accounts Balance is repaid.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Revenues during the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
Revenue	$15,787,799	$3,938,773
Cost of revenue	14,806,579	2,479,567
Gross profit	$981,220	$1,459,206

Revenue increased $11,859,026 (302%) primarily as a result of the addition of the ECS revenues of $9,746,773 and an increase of $4,778,206 in Surge Logics LLC offset by decreases of $2,506,317 in True Wireless, Inc. and $660,379 in Surge Blockchain LLC while gross profit decreased $477,986 (33%) primarily as a result of a decrease in gross profit of $1,257,714 in True Wireless, Inc that offset the gross profit gains from the increased revenues.

Costs and expenses during the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
Depreciation and amortization	$265,464	$10,538
Selling, general and administration	3,480,995	2,560,780
Total	$3,746,459	$2,571,318

Depreciation and amortization increased $221,426 primarily as a result of the addition of the ECS assets.

Selling, general and administrative expenses during the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
Telecom operations center	$595,678	$494,916
Contractors and consultants	695,963	445,936
Compensation	729,918	365,807
Webhosting/internet	187,146	153,978
Professional services	579,976	418,468
Advertising and marketing	100,552	375,861
Other	591,762	305,814
Total	$3,480,995	$2,560,780

Selling, general and administrative costs (S, G & A) increased by $920,215 (36%). The 2020 period includes $217,652 in expenses for the ECS companies that are not included in the 2019 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $494,916 in 2019 to $595,678 in 2020 primarily as a result of the contracting vendor providing additional services for Surge Blockchain, LLC.

*	Contractors and consultants increased to $695,963 in 2020 from $445,936 in 2019 primarily due to outside IT services on the SurgePays portal. The 2020 period includes $60,570 in expenses of the ECS companies that are not included in the 2019 expenses.

*	Compensation increased from $365,807 in 2019 to $729,918 in 2020 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months. The 2020 period includes $52,655 in expense of the ECS companies that are not included in the 2019 expenses.

*	Webhosting/internet costs increased to $187,146 in 2020 from $153,978 in 2019.

*	Professional services increased from $418,468 in 2019 to $579,976 in 2020 primarily as a result of increased audit and legal fees.

*	Advertising and marketing costs decreased to $100,552 in 2020 from $375,861 in 2019 primarily due to the Company implementing new advertising and marketing campaigns.
*	Other costs increased to $591,762 in 2020 from $305,814 in 2019 primarily due to an increase in fidelity, cyber security and professional liability insurance required for the issuance of the SurgePays Visa debit card, shareholder communications and travel. The 2020 period includes $82,339 in expenses of the ECS companies that are not included in 2019 expenses.

Other (expense) income during the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
Interest, net	$(482,722)	$(45,949)
Change in fair value of derivative liability	(31,816)	-
Derivative expense	(348,334)	-
Gain on equity investment in Centercom	32,369	21,966
Gain (loss) on settlement of liabilities	538,436	(507,500)
	$(292,067)	$(531,483)

Interest expense increased to $482,722 in 2020 from $45,949 in 2018 primarily due to an increase in total borrowings.

During the three months ended March 31, 2020, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the three months ended March 31, 2020 of $31,816. In addition, the Company recorded a derivative expense of $348,334 which represents the debt discount and derivative features that exceed the face value of the notes.

The gain on equity investment in Centercom of $32,369 in 2020 compared to $21,966 in 2019.

During the three months ended March 31, 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a loss on settlement of $507,500. During the three months ended March 31, 2020, the Company settled outstanding liabilities and recorded a gain on settlement of $538,436.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At March 31, 2020 and December 31, 2019, our current assets were $4,456,780 and $3,574,885, respectively, and our current liabilities were $10,611,350 and $7,054,124, respectively, which resulted in a working capital deficit of $6,154,570 and $3,479,239, respectively.

Total assets at March 31, 2020 and December 31, 2019 amounted to $11,322,384 and $9,986,373, respectively. At March 31, 2020, assets consisted of current assets of $4,456,780 net property and equipment of $259,191, net intangible assets of $4,984,077, goodwill of $866,782, equity investment in Centercom of $236,069, and operating lease right of use asset of $519,485, as compared to current assets of $3,574,885, net property and equipment of $294,616, net intangible assets of $4,769,117, goodwill of $866,782, equity investment in Centercom of $203,700, operating lease right of use asset of $210,816 and other long-term assets of $66,457 at December 31, 2019.

At March 31, 2020, our total liabilities of $18,199,828 increased $3,535,839 from $14,685,988 at December 31, 2019.

At March 31, 2020, our total stockholders’ deficit was $6,877,444 as compared to $4,699,615 at December 31, 2019. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $3,057,306 offset by equity issuances during 2020.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2020 and 2019.

	2020	2019

Net cash used in operating activities	$(1,043,922)	$(877,950)
Net cash used in investing activities	(3,072)	-
Net cash provided by financing activities	1,139,500	1,849,973
Net change in cash and cash equivalents	$92,506	$972,023

At March 31, 2020, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 7 to the Condensed Consolidated Financial Statements.

Notes payable and long-term debt - See Note 8 to the Condensed Consolidated Financial Statements.

Convertible promissory notes - See Note 9 to the Condensed Consolidated Financial Statements.

Advances from related party - See Note 14 to the Condensed Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs.

Known trends and uncertainties – The Company is planning to acquire other businesses that are similar to its operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Liquidity – The Company had a net loss of approximately $3.1 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had cash and working capital deficit of approximately $439,000 and $6.2 million, respectively.

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

The September 2019 asset purchase agreement of the ECS Business gives the Company access to a network of over 9,800 retail locations and 160 independent salespeople processing over 18,000 transactions per day (see Note 1). ECS generates approximately $46,500,000 in annualized revenue through third party wireless services.

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

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019 and the three months ended March 31, 2020, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term.

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

Additionally, if necessary, based on the Company’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, management believes that debt and/or equity financing can be obtained from both related parties (management and members of the Board of Directors of the Company) and external sources to pay down existing debt obligations, cover short term shortfalls, meet the shareholders equity requirements for Nasdaq, and complete proposed acquisitions. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 17, 2020, the Company closed a $498,082 SBA guaranteed PPP loan with Bank3. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2020. Our management has determined that, as of March 31, 2020, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our Common Stock, in which an adverse decision could have a material adverse effect. The previously disclosed litigation involving Wayne Coy (Eight Judicial District Court, Clark County, Nevada, case # D- 539906) was settled in November 2019 with a one-time payment of $15,000 by the Company to Mr. Coy.

ITEM 1A: RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 other than the following:

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business could be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments could cause disruption to our operations and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions which could adversely affect our business, operations and customer relationships. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the quarter ended March 31, 2020 that were not previously reported in a Current Report on Form 8-K except as listed below. Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2020, the Company sold an aggregate of 428,571 shares of common stock and 214,284 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $150,000.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Form Securities Purchase Agreement, dated January 29, 2020	10-K	10.12	05/12/2020
10.2	Form Promissory Note, dated January 29, 2020	10-K	10.13	05/12/2020
10.3	Form Securities Purchase Agreement, dated February 3, 2020	10-K	10.14	05/12/2020
10.4	Form Promissory Note, dated February 3, 2020	10-K	10.15	05/12/2020
10.5	Form Securities Purchase Agreement, dated March 5, 2020	10-K	10.16	05/12/2020
10.6	Form Promissory Note, dated March 5, 2020	10-K	10.17	05/12/2020
10.7	Guaranty Agreement	10-K	10.18	05/12/2020
10.8	Form Securities Purchase Agreement, dated March 13, 2020	10-K	10.19	05/12/2020
10.9	Form Promissory Note, dated March 13, 2020	10-K	10.20	05/12/2020
10.10	Employment Agreement, dated March 1, 2020, by and between Surge Holdings, Inc. and Anthony Evers	10-K	10.21	05/12/2020
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

*Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE HOLDINGS, INC.
Date: June 22, 2020
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Financial Officer

Date: June 22, 2020	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

