Form 10-Q
period 2020-06-30
Surge Holdings, Inc.
filed 2020-08-14
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes [  ] No [X]

The number of shares of the registrant’s common stock outstanding as of August 14, 2020 was 111,197,866 shares.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$339,797	$346,040
Accounts receivable, less allowance for doubtful accounts of $0 and $774,841, respectively	814,578	3,056,213
Note receivable	14,959	14,959
Lifeline revenue due from USAC	233,090	60,790
Inventory	102,682	—
Prepaid expenses	32,349	96,883
Total current assets	1,537,455	3,574,885

Property and Equipment, less accumulated depreciation of $69,700 and $38,656, respectively	243,398	294,616
Intangible assets less accumulated amortization of $1,058,234 and $519,404, respectively	4,695,287	4,769,117
Goodwill	866,782	866,782
Investment in Centercom	349,036	203,700
Operating lease right of use asset, net	473,152	210,816
Other long-term assets	—	66,457
Total assets	$8,165,110	$9,986,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$5,265,615	$3,637,577
Accounts payable and accrued expenses - related party	1,546,246	998,517
Credit card liability	383,607	449,158
Loss contingency	—	38,040
Deferred revenue	317,148	—
Derivative liability	1,449,312	190,846
Operating lease liability	122,598	90,944
Line of credit	912,870	912,870
Convertible notes payable and current portion of long-term debt, net	725,301	—
Debt – related party	100,000	—
Notes payable and current portion of long-term debt, net	239,230	736,172
Total current liabilities	11,061,927	7,054,124

Long-term debt less current portion – related party	2,205,440	2,205,440
Operating lease liability – net	342,392	119,872
Trade payables - long term	869,868	869,868
Notes payable and long term portion of debt - net	648,082	—
Convertible promissory notes payable - net	—	4,436,684
Total liabilities	15,127,709	14,685,988

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 721,598 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	722	722
Common stock: $0.001 par value; 500,000,000 shares authorized; 112,923,912 shares and 102,193,579 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	112,923	102,193
Additional paid in capital	9,263,973	6,055,042
Accumulated deficit	(16,353,217)	(10,870,572)
Total stockholders’ deficit	(6,962,599)	(4,699,615)
Total liabilities and stockholders’ deficit	$8,165,110	$9,986,373

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$14,514,796	$3,454,420	$30,302,595	$7,393,194

Cost of revenue	13,400,011	2,311,755	28,206,590	4,791,322

Gross profit	1,114,785	1,142,665	2,096,005	2,601,872

Cost and expenses
Depreciation and amortization	304,347	10,586	569,811	21,124
Selling, general and administrative	4,752,900	3,663,783	8,233,895	6,224,564
Total costs and expenses	5,057,247	3,674,369	8,803,706	6,245,688

Operating profit (loss)	(3,942,462)	(2,531,704)	(6,707,701)	(3,643,816)

Other income (expense):
Interest expense	(701,044)	(26,441)	(1,183,766)	(72,390)
Derivative expense	(147,721)	-	(496,055)	-
Change in fair value of derivative liability	224,378	-	192,562	-
Gain on investment in Centercom	112,967	42,809	145,336	64,775
Gain/(loss) on settlement of liabilities	2,108,543	41,313	2,556,979	(466,187)
Other income	10,000	-	10,000	-
Total other income (expense)	1,517,123	57,681	1,225,056	(473,802)

Net loss before provision for income taxes	(2,425,339)	(2,474,023)	(5,482,645)	(4,117,618)

Provision for income taxes	-	-	-	-

Net loss	$(2,425,339)	$(2,474,023)	$(5,482,645)	$(4,117,618)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.04)

Weighted average common shares outstanding – basic and diluted	106,063,237	93,511,061	104,974,691	92,066,948

See accompanying notes to condensed consolidated financial statements.

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

Three Months ended June 30, 2020

	Series A		Series C				Additional
	Preferred		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, April 1, 2020	13,000,000	$13,000	721,598	$722	104,922,150	$104,922	$6,931,790	$(13,927,878)	$(6,877,444)

Issuance of Common Stock and options for services rendered	-	-	-	-	-	-	51,268		51,268

Sale of Common Stock and warrants	-	-	-	-	1,585,714	1,586	553,414		555,000

Issuance of Common Stock and warrants with debt recorded as debt discount	-	-	-	-	572,000	572	266,264		266,836

Shares issued for conversion of debt	-	-	-	-	8,150,000	8,150	1,938,490		1,946,640

Issuance of Common Stock for an acquisition	-	-	-	-	75,000	75	20,365	-	20,440

Repurchase of shares for cash	-	-	-	-	(2,380,952)	(2,382)	(497,618)	-	(500,000)

Net loss	-	-	-	-	-	-	-	(2,425,339)	(2,425,339)

Balance, June 30, 2020	13,000,000	13,000	721,598	722	112,923,912	112,923	9,263,973	(16,353,217)	(6,962,599)

Three Months ended June 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2019	13,000,000	$13,000	721,598	$722	90,613,819	$90,614	$2,070,860	$(4,067,141)	$(1,891,945)

Issuance of common stock for services rendered	-	-	-	-	525,000	525	123,225	-	123,750

Sale of common stock and warrants	-	-	-	-	6,849,999	6,850	2,410,650	-	2,417,500

Net loss	-	-	-	-	-	-	-	(2,474,023)	(2,474,023)
Balance, June 30, 2019	13,000,000	$13,000	721,598	$722	97,988,818	$97,989	$4,604,735	$(6,541,164)	$(1,824,718)

See accompanying notes to condensed consolidated financial statements

Six Months ended June 30, 2020

	Series A		Series C				Additional
	Preferred		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2020	13,000,000	$13,000	721,598	$722	102,193,579	$102,193	$6,055,042	$(10,870,572)	$(4,699,615)

Issuance of Common Stock and options for services rendered	-	-	-	-	-	-	68,169		68,169

Sale of Common Stock and warrants	-	-	-	-	2,014,285	2,014	702,986		705,000

Issuance of Common Stock and warrants with debt recorded as debt discount	-	-	-	-	2,322,000	2,322	799,314		801,636

Shares issued for conversion of debt	-	-	-	-	8,150,000	8,150	1,938,490		1,946,640

Issuance of Common Stock for an acquisition	-	-	-	-	625,000	625	197,591	-	198,216

Repurchase of shares for cash	-	-	-	-	(2,380,952)	(2,381)	(497,619)	-	(500,000)

Net loss	-	-	-	-	-	-	-	(5,482,645)	(5,482,645)

Balance, June 30, 2020	13,000,000	13,000	721,598	722	112,923,912	112,923	9,263,973	(16,353,217)	(6,962,599)

Six Months ended June 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	13,000,000	$3,000	643,366	$643	88,046,391	$88,047	$333,623	$(2,423,546)	$(1,988,233)

Issuance of common stock and warrants for services rendered	-	-	-	-	546,000	546	222,577	-	223,123

Issuance of common stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Sale of common stock and warrants	-	-	-	-	8,521,427	8,521	2,973,979	-	2,982,500

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net loss	-	-	-	-	-	-	-	(4,117,618)	(4,117,618)
Balance, June 30, 2019	13,000,000	$13,000	721,598	$722	97,988,818	$97,989	$4,604,735	$(6,541,164)	$(1,824,718)

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Operating activities
Net loss	$(5,482,645)	$(4,117,618)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	569,811	21,125
Amortization of right of use assets	92,867	17,398
Amortization of debt discount	796,863	-
Stock-based compensation	68,169	223,123
Change in fair value of derivative liability	(192,562)	-
Derivative expense	496,055	-
(Gain) loss on settlement of liabilities	(2,681,586)	474,953
Gain on equity investment in Centercom	(145,336)	(64,775)
Changes in operating assets and liabilities:
Accounts receivable	2,241,635	(1,029,947)
Lifeline revenue due from USAC	(172,300)	545,646
Customer phone supply	-	853,291
Inventory	(102,682)	-
Prepaid expenses	64,534	(103,556)
Other assets	66,457	-
Credit card liability	(65,551)	122,116
Deferred revenue	317,148	-
Loss contingency	(38,040)	(60,000)
Current portion of operating lease liability	(101,029)	(17,398)
Accounts payable and accrued expenses	2,037,203	(155,986)
Net cash used in operating activities	(2,230,989)	(3,291,628)

Investing activities
Purchase of equipment	(2,836)	-
Net cash used in investing activities	(2,836)	-

Financing activities
Issuance of Common Stock and warrants	705,000	2,982,500
Repurchase of Common Stock	(500,000)	-
Note payable, related party - borrowings	200,000	-
Note payable, related party - repayments	(100,000)	-
Note payable - borrowings	648,082	-
Note payable - repayments	(27,500)	(50,000)
Convertible promissory notes - borrowings	1,912,000	-
Convertible promissory notes - repayments	(468,000)	-
Cash paid for debt issuance costs	(142,000)	-
Line of credit - advances	-	1,130,973
Line of credit - repayments	-	(203,000)
Loan proceeds under related party financing arrangement	-	1,099,000
Loan repayments under related party financing arrangement	-	(674,000)
Net cash provided by financing activities	2,227,582	4,285,473

Net change in cash and cash equivalents	(6,243)	993,845

Cash and cash equivalents, beginning of period	346,040	444,612

Cash and cash equivalents, end of period	$339,797	$1,438,457

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$64,646	$47,476
Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$-	$389,502
Exchange of investment in CenterCom for Series C Preferred Stock	$-	$178,508
Common Stock issued for an acquisition	$165,000	$
Common Stock and warrants issued with debt recorded as debt discount	$801,636	$-
Derivative liability on convertible notes recorded as debt discount	$1,234,546	$-
Operating lease liability	$355,203	$230,812

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2020

1	BUSINESS

The accompanying consolidated financial statements include the accounts of Surge Holdings, Inc. (“Surge”), formerly Ksix Media Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014; Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011; Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009; DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014; Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (since January 1, 2019, this has been a dormant entity that does not own any assets); Surge Logics Inc. (“Logics”), an Nevada corporation that was formed on October 2, 2018; SurgePays Fintech Inc (“Tech”), an Nevada corporation that was formed on August 22, 2019; Surge Payments LLC (“Payments”), an Nevada corporation that was formed on December 17, 2018; SurgePhone Wireless LLC (“Surge Phone”), an Nevada corporation that was formed on August 29, 2019 and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $9.9 million for the six months ended June 30, 2020.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of June 30, 2020.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 12, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2020 and December 31, 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of June 30, 2020 and December 31, 2019, the Company had reserves of $0 and $774,841, respectively.

Concentrations

As of June 30, 2020 and December 31, 2019, one customer represented approximately 30% and 80% of total gross outstanding receivables, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. As of June 30, 2020 and December 31, 2019, the Company had inventory of $102,682 and $0, respectively.

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet related to the operating lease for office space. Results for the six months ended June 30, 2020 and 2019 are presented under ASC 842.

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

The Company had derivative liabilities of $1,449,312 and $190,846 as of June 30, 2020 and December 31, 2019, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2020 and December 31, 2019 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by entity for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30, 2020	June 30, 2019
True Wireless, Inc.	$754,143	$1,073,797
Surge Blockchain, LLC	193,677	677,594
Surge Logics, Inc.	4,456,127	1,701,491
ECS	9,055,826	-
Other	55,023	1,538
Total revenue	$14,514,796	$3,454,420

	For the Six Months Ended
	June 30, 2020	June 30, 2019
True Wireless, Inc.	$1,044,848	$3,448,269
Surge Blockchain, LLC	423,479	1,567,775
Surge Logics, Inc.	9,908,046	2,375,204
ECS	18,802,599	-
Other	123,623	1,946
Total revenue	$30,302,595	$7,393,194

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

Deferred Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of June 30, 2020 and December 31, 2019, the Company had $317,148 and $0 in deferred revenue.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Convertible note	17,060,747	-
Common stock options	850,176	-
Common stock warrants	7,563,919	6,148,922

Total contingent shares issuance arrangement, stock options or warrants	25,474,842	6,148,922

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended June 30, 2020.

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

Recent issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of determining the effect that the adoption will have on its financial position and results of operations.

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

Date of Management’s Review

Management has evaluated events and transactions occurring subsequent to the balance sheet date for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through the date of the independent accountants’ review report, which is the date these financial statements were available to be issued.

3	LIQUIDITY

The Company had a net loss of approximately $5.5 million for the six months ended June 30, 2020. As of June 30, 2020, the Company had cash and working capital deficit of approximately $340,000 and $9.5 million, respectively.

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

The September 2019 asset purchase agreement of the ECS Business gives the Company access to a network of over 9,800 retail locations and 160 independent salespeople processing over 18,000 transactions per day (see Note 1). ECS generates approximately $37,600,00 in annualized revenue through third party wireless services.

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

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019 and the six months ended June 30, 2020, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term.

In March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations.

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

Following the closing of the merger transaction, ECS’s financial statements as of the closing were consolidated with the consolidated financial statements of the Company.

The following presents the unaudited pro-forma combined results of operations of the Company with the ECS Business as if the entities were combined on January 1, 2019.

Six Months Ended
June 30, 2019
Revenues	$30,204,408
Net loss	$(4,591,108)
Net loss per share	$(0.05)
Weighted average number of shares outstanding	92,066,948

5	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	June 30, 2020	December 31, 2019
Computer Equipment and Software	$311,044	$312,760
Furniture and Fixtures	2,054	1,416
Leasehold Improvements	-	21,513
	313,098	335,689
Less: Accumulated Depreciation	(69,700)	(41,073)
	$243,398	$294,616

Depreciation expense was $31,452 and $2,798 for the six months ended June 30, 2020 and 2019, respectively.

6	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the six months ended June 30, 2020 and 2019, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $74,580 and $854,685, respectively. At June 30, 2020 and December 31, 2019, the Company’s total credit card liability was $383,607 and $449,158, respectively.

7	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC (“SMDMM”), an entity that is owned by the Company’s Chief Executive Officer. The promissory note was for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. During the six months ended June 30, 2020, the Company did not withdraw any net advances on the note.

In August 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $217,000 at an annual interest rate of 6%, due on August 15, 2022. During the six months ended June 30, 2020, the Company did not withdraw any net advances on the note.

During the fourth quarter 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $883,000 at an annual interest rate of 15%, due on November 21, 2022. During the six months ended June 30, 2020, the Company did not withdraw any net advances on the note.

During the six months ended June 30, 2020, the Company made accrued interest payments of $20,000. The outstanding principal balance under the promissory notes due to SMDMM was $2,205,440 at June 30, 2020 and December 31, 2019. Accrued interest owed to SMDMM was $150,369 and $64,741 at June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, the Company executed a series of promissory notes with AN Holdings, LLC, an entity owned by the Company’s President. The promissory notes were for an aggregate principal sum of $200,000 at an annual interest rate of 15%, due on demand. The Company repaid $100,000. As of June 30, 2020, the outstanding balance on the notes was $100,000.

8	NOTES PAYABLE AND LONG-TERM DEBT

As of June 30, 2020 and December 31, 2019, notes payable and long-term debt consists of:

	June 30, 2020	December 31, 2019
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	-	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into Common Stock [2]	-	27,500
Promissory note payable to a lender dated November 4, 2019; accruing interest at 18% per annum; due November 3, 2020; 100,000 shares of restricted Common Stock granted on execution recorded as a debt discount – net of debt discount of $10,770 [3]	239,230	223,672
Promissory note payable to Bank3 dated April 17, 2020; accruing interest at 1% per annum, due October 17, 2021.	498,082	-
Note payable to US Small Business Administration dated May 25, 2020; accruing interest at 3.75% per annum; due May 25, 2050.	150,000	-
	$887,312	$736,172

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on January 12, 2016; (Balance at June 30, 2020 and December 31, 2019 - $0 and $235,000).

●	A third non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on March 12, 2016 and was repaid as of June 30, 2020.

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

3 Promissory note – The Company evaluated the 100,000 restricted shares of the Company’s Common Stock granted with the note and recorded a debt discount of $31,200. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $10,770 and $26,328 as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company recorded amortization of debt discount totaling $15,558.

9	CONVERTIBLE PROMISSORY NOTES

As of June 30, 2020 and December 31, 2019, convertible promissory notes payable consists of:

	June 30, 2020	December 31, 2019
Convertible note payable to GBT Technologies Inc. dated September 27, 2019 with no interest; due March 27, 2021; convertible into Common Stock [1]	$-	$4,000,000
Convertible note payable to Power Up Lending Group Ltd. dated September 18, 2019 with at 12% per annum; due September 18, 2020; convertible into Common Stock [2]	-	233,000
Convertible note payable to BHP Capital NY dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	85,000	135,000
Convertible note payable to Armada Capital Partners LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	-	135,000
Convertible note payable to Jefferson Street Capital LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	58,860	135,000
Convertible note payable to BHP Capital NY dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to Armada Capital Partners LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to Jefferson Street Capital LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to GS Capital Partners dated February 7, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [5]	216,000	-
Convertible note payable to Fourth Man LLC dated February 7, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [5]	216,000	-
Convertible note payable to GS Capital Partners dated March 5, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [6]	378,000	-
Convertible note payable to Tangiers Global LLC dated March 15, 2020 with interest at 14% per annum; due March 15, 2021; convertible into shares of Common Stock [7]	162,000	-
Convertible note payable to LGH Investments LLC dated May 29, 2020 with interest at 14% per annum; due March 29, 2021; convertible into shares of Common Stock [8]	400,000	-
	2,055,860	4,638,000
Less: Debt discount	(1,330,559)	(201,316)
	$725,301	$4,436,684

1 As discussed above in Note 4, the Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of $4,000,000 to GBT, and through the issuance of three million three hundred thirty-three thousand three hundred thirty-three restricted shares of the Company’s Common Stock. The conversion price of the note shall equal the volume weighted average price of the Company’s Common Stock on the trading market which the Common Stock is then trading over the previous twenty (20) days prior to the conversion date, provided that the conversion price shall never be lower than $0.10 or higher than $0.70. The note provides that the Company retains the right to prepay all or any portion of the principal without any prepayment penalty. On June 23, 2020, the debt was converted into 8,000,000 shares of the Company’s Common Stock with a per share fair value of $0.24 per share. Upon issuance of the shares, the Company recorded a gain on settlement of $2,080,000 on the condensed consolidated statements of operations.

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

Each note became effective as of October 7, 2019 and is due and payable on April 7, 2021. The notes entitle the Buyers to 8% interest per annum. Upon an Event of Default (as defined in the notes), the notes entitle the Buyers to interest at the rate of 18% per annum. The notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.75 (representing a 25% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a $266,181 debt discount relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

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

The Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $31,944 and $75,078 as of June 30, 2020 and December 31, 2019, respectively, related to the warrants issued. During the six months ended June 30, 2020, the Company recorded amortization of debt discount related to these warrants totaling $43,134. During the six months ended June 30, 2020, the Company paid $235,000 of the outstanding balance in addition to converting $26,140 of outstanding balance to 150,000 shares of Company Common Stock. The aggregate outstanding balance on the notes was $143,860 and $405,000 as of June 30, 2020 and December 31, 2019, respectively.

4 On January 30, 2020, the Company entered into Securities Purchase Agreements (the “January 2020 SPAs”), with severally and not jointly, with BHP, Armada, Jefferson (the “January 2020 Investors”), pursuant to which the January 2020 Investors purchased from the Company, for an aggregate purchase price of $500,000 (the “January 2020 Purchase Price”), Promissory Notes in the aggregate principal amount of $540,000 (the “January 2020 Notes”). The January 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the January 2020 Investors loaning the January 2020 Purchase Price to the Company, the Company issued to each of the January 2020 Investors 250,000 shares of Common Stock for a total of 750,000 shares (the “January 2020 Share Issuance”). In connection with the January 2020 SPAs, the Company paid issuance costs of $40,000 which is accounted for as a debt discount on the condensed consolidated balance sheet and is being amortized over the life of the notes.

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

There was total unamortized debt discount related to the January 2020 SPAs of $319,354 as of June 30, 2020. During the six months ended June 30, the Company recorded amortization of debt discount totaling $220,647.

5 On February 3 and February 6, 2020, the Company entered into Securities Purchase Agreements (the “February 2020 SPAs”), with severally and not jointly, with GS Capital Partners (“GSC”) and Fourth Man LLC (“Fourth”), (the “February 2020 Investors”), pursuant to which the February 2020 Investors purchased from the Company, for an aggregate purchase price of $400,000 (the “February 2020 Purchase Price”), Promissory Notes in the principal amount of $432,000 (the “February 2020 Notes”). The February 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the February 2020 Investors loaning the February 2020 Purchase Price to the Company, the Company issued to each of the February 2020 Investors 300,000 shares of Common Stock for a total of 600,000 shares (the “February Share Issuance”). In connection with the February 2020 SPAs, the Company paid issuance costs of $32,000 which is accounted for as a debt discount on the condensed consolidated balance sheet and is being amortized over the life of the notes.

The terms of the February 2020 Notes are substantially the same as the terms of the January 2020 Notes. The Company recorded a debt discount of $216,000 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

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

There was total unamortized debt discount related to the February 2020 SPAs of $257,656 as of June 30, 2020. During the six months ended June 30, 2020, the Company recorded amortization of debt discount totaling $174,344.

6 On March 5, 2020, the Company entered into a Securities Purchase Agreement (the “March 2020 SPA”), with GSC (the “March 2020 Investor”), pursuant to which the March 2020 Investor purchased from the Company, for an aggregate purchase price of $350,000 (the “March 2020 Purchase Price”), a Promissory Note in the principal amount of $378,000 (the “March 2020 Note”). The March 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the March 2020 Investor loaning the March 2020 Purchase Price to the Company, the Company issued to the March 2020 Investor 400,000 shares of Common Stock of the Company. In connection with the March 2020 SPAs, the Company paid issuance costs of $28,000 which is accounted for as a debt discount on the condensed consolidated balance sheet and is being amortized over the life of the notes.

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

There was total unamortized debt discount related to the March 2020 SPAs of $235,474 as of June 30, 2020. During the six months ended June 30, 2020, the Company recorded amortization of debt discount totaling $142,526.

7 On April 1, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 SPA”), with Tangiers Global (“Tangiers”) (the “April 2020 Investor”), pursuant to which the April 2020 Investor purchased from the Company, for an aggregate purchase price of $150,000 (the “April 2020 Purchase Price”), a Promissory Note in the principal amount of $162,000 (the “April 2020 Note”). The April 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the April 2020 Investor loaning the April 2020 Purchase Price to the Company, the Company issued to the April 2020 Investor 172,000 shares of Common Stock of the Company.

The April 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 15, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

In the event of default as defined in the agreements, the notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.65 (representing a 35% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a debt discount of $103,560 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 172,000 shares upon day of grant with a fair value of $46,400 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

There was total unamortized debt discount related to the April 2020 SPA of $114,509 as of June 30, 2020. During the six months ended June 30, 2020, the Company recorded amortization of debt discount totaling $47,491.

8 On May 29, 2020, the Company entered into a Securities Purchase Agreement (the “May 2020 SPA”), with LGH Investments LLC (“LGH”) (the “May 2020 Investor”), pursuant to which the May 2020 Investor purchased from the Company, for an aggregate purchase price of $370,000 (the “May 2020 Purchase Price”), a Promissory Note in the principal amount of $400,000 (the “May 2020 Note”). The May 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the May 2020 Investor loaning the May 2020 Purchase Price to the Company, the Company issued to the May 2020 Investor 400,000 shares of Common Stock of the Company in addition to three year warrants to purchase 500,000 shares of Common Stock.

The May 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 29, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

In the event of default as defined in the agreements, the notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.65 (representing a 35% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a debt discount of $149,604 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 400,000 shares upon day of grant with a fair value of $124,000 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

The warrants were issued to the Buyers by the Company on May 29, 2020 in connection with the SPA. The warrants entitle the Buyers, respectively, to exercise purchase rights represented by the warrants up to 500,000 shares per warrant. The warrants permit the Buyers to exercise the purchase rights at any time on or after May 29, 2020 through May 29, 2023. Each warrant contains an exercise price per share of $0.40, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note. The Company valued the warrants upon day of grant with a fair value of $96,396 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

There was total unamortized debt discount related to the May 2020 SPA of $352,592 as of June 30, 2020. During the six months ended June 30, 2020, the Company recorded amortization of debt discount totaling $47,408.

Future maturities of all debt (excluding debt discount discussed above in Notes 8 and 9) are as follows:

For the Years Ending December 31,
2020 (remainder of year)	$1,262,870
2021	3,160,860
2022	1,100,440
Thereafter	648,082
$6,172,252

10	DERIVATIVE LIABILITIES

As discussed above in Note 9, during the six months ended June 30, 2020, the Company executed convertible notes with lenders and received gross proceeds of $1,912,000. The Company identified certain features embedded in the notes requiring the Company to classify the features as derivative liabilities. The conversion price of the notes are subject to adjustment for issuances of the Company’s Common Stock or any equity linked instruments or securities convertible into the Company’s Common Stock at a purchase price of less than the prevailing conversion price or exercise price. Such adjustment shall result in the conversion price and exercise price being reduced to such lower purchase price.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2019	$190,846
Change in fair value of derivative liabilities	192,562
Derivative liabilities recorded on issuance of convertible notes	1,800,179
Write-off of derivative liabilities upon settlement of debt	(349,151)
Balance, June 30, 2020	$1,449,312

During the six months ended June 30, 2020, the fair value of the derivative feature was calculated using the following weighted average assumptions:

June 30, 2020
Risk-free interest rate	0.14 – 1.51%
Expected life of grants	0.75 year
Expected volatility of underlying stock	96 - 115%
Dividends	0%

As of June 30, 2020 and December 31, 2019, the derivative liability was $1,449,312 and $190,846, respectively. In addition, for the six months ended June 30, 2020, the Company recorded $192,562 as a gain on the change in fair value of the derivative on the condensed consolidated statement of operations. The Company determined that upon measuring the fair value of the derivative features, the total amount recorded as a debt discount exceed the face value of the notes issued and the Company therefore recorded derivative expense of $496,055 on the condensed consolidated income statements.

11	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. As of June 30, 2020 and December 31, 2019, the outstanding balance on the LOC was $912,870.

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

During the six months ended June 30, 2020 and 2019, the Company paid lease obligations of $80,570 and $8,080, respectively, under the leases.

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

The components of lease expense were as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
Operating lease	$130,314	$22,040
Interest on lease liabilities	32,733	2,642
Total net lease cost	$163,407	$22,682

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets - net	$473,152	$210,816

Current operating lease liabilities, included in current liabilities	$122,598	$90,944
Noncurrent operating lease liabilities, included in long-term liabilities	342,392	119,872
Total operating lease liabilities	$464,990	$210,816

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92,867	$17,398

ROU assets obtained in exchange for lease liabilities:
Operating leases	$355,203	$230,812

Weighted average remaining lease term (in years):
Operating leases	2.20	2.30

Weighted average discount rate:
Operating leases	11%	5%

The following table presents the maturity of the Company’s lease liabilities as of June 30, 2020:

Twelve Months Ending December 31,
2020 (remainder of year)	$146,520
2021	235,361
2022	144,000
Total lease payments	$525,881
Less: amounts representing interest	(60,891)
Total lease obligations	$464,990

13	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

As of June 30, 2020 and December 31, 2019, there were 13,000,000 shares of Series A issued and outstanding.

Series “C” Convertible Preferred Stock

As of June 30, 2020 and December 31, 2019, there were 721,598 shares of Series C issued and outstanding.

Common Stock

As discussed above in Note 1, on January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfreys. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 500,000 shares of the Company’s Common Stock. In addition, the agreements called for 25,000 shares of Common Stock to be issued to the Winfreys on a monthly basis over a 12-month period. During the six months ended June 30, 2020, the Company issued 125,000 shares of Common Stock pursuant to the agreements.

As discussed in Note 9 above, during the six months ended June 30, 2020, the Company granted 2,322,000 shares of Common Stock pursuant to debt agreements executed with various lenders. The shares were valued on execution date and recorded as a debt discount on the condensed consolidated balance sheets.

During the six months ended June 30, 2020, the Company sold an aggregate of 2,014,285 shares of Common Stock and 214,284 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $705,000.

As of June 30, 2020 and December 31, 2019, there were 112,923,912 and 102,193,579 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2019	6,849,635	$0.71
Exercisable – December 31, 2019	6,849,635	$0.71
Granted	714,284	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2020	7,563,919	$0.69
Exercisable – June 30, 2020	7,563,919	$0.69

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 – 3.00	7,563,919	1.61 years	$0.69	7,563,919	$0. 69

At June 30, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

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

For the six months ended June 30, 2019, when computing fair value of share-based payments, the Company has considered the following variables:

June 30, 2019
Risk-free interest rate	2.50%
Expected life of grants	3 years
Expected volatility of underlying stock	168.71%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

The Company did not issue any warrants as compensation for services during the six months ended June 30, 2020.

During the six months ended June 30, 2020 and 2019, the Company recorded total stock-based compensation expense related to the warrants of $0 and $33,673, respectively. The unrecognized compensation expense at June 30, 2020 was approximately $0.

14	RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance had no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of June 30, 2020 and December 31, 2019, the outstanding balance due was $0.

For the six months ended June 30, 2020 and 2019, outsourced management services fees of $595,000 and $510,000, respectively, were paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the condensed consolidated statements of operations. Axia is owned by the Company’s Chief Executive Officer.

At June 30, 2020 and December 31, 2019, the Company had trade payables to Axia of $933,397 and $666,112, respectively.

For the six months ended June 30, 2020 and 2019, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $130,861 and $308,237, respectively. These costs are included in Cost of revenue in the condensed consolidated statements of operations. The Company’s Chief Executive Officer is a minority owner of 321 Communications.

At June 30, 2020 and December 31, 2019, the Company had trade payables to 321 Communications of $81,883 and $140,923, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the six months ended June 30, 2020 and 2019 were $954,217 and $1,163,935, respectively, and are included in Cost of revenue in the condensed consolidated statements of operations. The Company’s President has a controlling interest in CenterCom Global.

At June 30, 2020 and December 31, 2019, the Company had trade payables to CenterCom Global of $618,582 and $282,159, respectively.

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

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019, are as follows:

	Surge	TW	ECS	Total
Three Months ended June 30, 2020
Revenue	$4,704,830	$754,143	$9,055,823	$14,514,796
Cost of revenue	(4,206,966)	(309,719)	(8,883,326)	(13,400,011)
Gross margin	497,864	444,424	172,497	1,114,785
Costs and expenses	(4,120,392)	(563,804)	(378,369)	(5,062,565)
Operating loss	$(3,622,528)	$(119,380)	$(205,872)	$(3,947,780)

Three Months ended June 30, 2019
Revenue	$2,169,349	$1,285,071	$-	$3,454,420
Cost of revenue	(1,552,073)	(759,682)	-	(2,311,755)
Gross margin	617,276	525,389	-	1,142,665
Costs and expenses	(2,687,959)	(986,410)	-	(3,674,369)
Operating loss	$(2,070,683)	$(461,021)	$-	$(2,531,704)

Six Months ended June 30, 2020
Revenue	$10,455,151	$1,044,848	$18,802,596	$30,302,595
Cost of revenue	(8,996,671)	(801,276)	(18,408,643)	(28,206,590)
Gross margin	1,458,480	243,572	393,953	2,096,005
Costs and expenses	(6,432,747)	(1,613,714)	(429,479)	(8,809,024)
Operating loss	$(4,974,267)	$(1,370,142)	$(368,610)	$(6,713,019)

Six Months ended June 30, 2019
Revenue	$3,311,101	$4,082,093	$-	$7,393,194
Cost of revenue	(2,291,481)	(2,499,841)	-	(4,791,322)
Gross margin	1,019,620	1,582,252	-	2,60,1,872
Costs and expenses	(4,235,154)	(2,010,534)	-	(6,245,688)
Operating loss	$(3,215,534)	$(428,282	$-	$(3,643,816)

June 30, 2020
Total assets	$3,129,721	$86,044	$4,949,345	$8,165,110
Total liabilities	10,831,146	3,948,488	348,075	15,127,709

December 31, 2019
Total assets	$3,636,624	$1,339,577	$5,010,172	$9,986,373
Total liabilities	10,850,674	3,815,175	20,139	14,685,988

17	SUBSEQUENT EVENTS

CARES ACT - On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating how these provisions of the CARES Act will impact its financial position, results of operations, and cash flows.

It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19.

The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of June 30, 2020 and 2019 and for the three and six months then ended includes the accounts of Surge Holdings, Inc. and its wholly owned subsidiaries during the period owned by Surge Holdings, Inc.

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

Through the launch of Surge Intake Logistics (“InTake”), a proprietary CRM software solution that delivers signed retainer services to clients, InTake is proving to be a direct benefit to clients that do not have the staff and infrastructure to handle the volume of leads Surge Logics generates. Surge Logics has taken this a step further to provide qualified leads utilizing a strategic partnership with Centercom to be first in class for online lead generation This partnership and new software have significantly contributed to Surge Logic’s revenue which has grown to approximately $9.9 million for the six months ended June 30, 2020.

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

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of June 30, 2020.

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

As of January 30, 2020, the bank accounts of ECS Prepaid, ECS, and CSLS collectively had balances of $300,000 (the “Bank Accounts Balance”). The Company will issue 25,000 shares of Common Stock to a trust controlled by the Winfreys on a monthly basis until the Bank Accounts Balance is returned to the Winfreys (the “Ongoing Share Issuance”). During the six months ended June 30, 2020, the Company issued 125,000 shares of Common Stock as part of the Ongoing Share Issuance. The Company has to repay the Bank Accounts Balance to the Winfreys by January 30, 2021. Mr. Cox signed a Guaranty to repay the Bank Accounts Balance. As consideration for Mr. Cox’s guarantee of repayment, the Company and Mr. Cox signed a Guarantor Fee Agreement whereby the Company will pay Mr. Cox a fee of $2,500 per month until the Bank Accounts Balance is repaid.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2020 AND 2019

Revenues during the three months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Revenue	$14,514,796	$3,454,420
Cost of revenue	13,400,011	2,311,755
Gross profit	$1,114,785	$1,142,665

Revenue increased $11,060,376 (320%) primarily as a result of the addition of the ECS revenues of $9,055,823 and an increase of $2,754,636 in Surge Logics LLC offset by decreases of $359,604 in True Wireless, Inc. and $483,918 in Surge Blockchain LLC while overall gross profit decreased $27,880 (2%) primarily as a result of an increase in gross profit of $130,369 in True Wireless, Inc. that offset the gross profit gains from the increased revenues of other business units.

Costs and expenses during the three months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Depreciation and amortization	$304,347	$10,586
Selling, general and administration	4,752,900	3,663,783
Total	$5,057,247	$3,674,369

Depreciation and amortization increased $293,761 primarily as a result of the addition of the ECS assets.

Selling, general and administrative expenses during the three months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Telecom operations center	$768,045	$531,384
Contractors and consultants	527,833	605,586
Compensation	784,577	452,759
Webhosting/internet	174,268	151,951
Professional services	431,014	433,003
Advertising and marketing	52,405	514,326
DRIP fees	-	547,000
Bad debt expense	1,633,575	-
Other	381,183	427,774
Total	$4,752,900	$3,663,783

Selling, general and administrative costs (S, G & A) increased by $1,089,117 (30%). The 2020 period includes $204,302 in expenses for the ECS companies that are not included in the 2019 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $531,384 in 2019 to $768,045 in 2020 primarily as a result of the contracting vendor providing additional services for Surge Blockchain, LLC and Surge Logics, Inc.

*	Contractors and consultants decreased to $527,833 in 2020 from $605,586 in 2019 primarily due to a reduction in the use of outside IT services on the SurgePays portal. The 2020 period includes $59,813 in expenses of the ECS companies that are not included in the 2019 expenses.

*	Compensation increased from $452,759 in 2019 to $784,577 in 2020 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months. The 2020 period includes $52,413 in expense of the ECS companies that are not included in the 2019 expenses.

*	Webhosting/internet costs increased to $174,268 in 2020 from $151,951 in 2019.

*	Professional services decreased from $433,003 in 2019 to $431,014 in 2020 primarily as a result of decreased audit and legal fees.

*

Advertising and marketing costs decreased to $52,405 in 2020 from $514,326 in 2019 primarily due to the Company reducing advertising and marketing costs while evaluating future advertising and marketing campaigns.

*

Bad debt expense increased to $1,633,575 in 2020 from $0 in 2019 primarily due to the Company’s evaluation of the receivables generated during the initial rollout of the SurgePays portal and providing an appropriate allowance for bad debts.

*	Other costs decreased to $381,183 in 2020 from $427,774 in 2019. The 2020 period includes $80,627 in expenses of the ECS companies that are not included in 2019 expenses.

Other (expense) income during the three months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Interest, net	$(701,044)	$(26,441)
Change in fair value of derivative liability	224,378	-
Derivative expense	(147,721)	-
Gain on equity investment in Centercom	112,967	42,809
Gain (loss) on settlement of liabilities	2,108,543	41,313
Other income	10,000	-
	$1,517,123	$57,681

Interest expense increased to $701,044 in 2020 from $26,441 in 2019 primarily due to an increase in total borrowings.

During the three months ended June 30, 2020, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the three months ended June 30, 2020 of $224,378. In addition, the Company recorded a derivative expense of $147,721 which represents the debt discount and derivative features that exceed the face value of the notes.

The gain on equity investment in Centercom of $112,967 in 2020 compared to $42,809 in 2019.

During the three months ended June 30, 2019, the Company settled outstanding liabilities and recorded a gain on settlement of $41,313. During the three months ended June 30, 2020, the Company settled outstanding liabilities and recorded a gain on settlement of $2,108,543.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Revenues during the six months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Revenue	$30,302,595	$7,393,194
Cost of revenue	28,206,590	4,791,322
Gross profit	$2,096,005	$2,601,872

Revenue increased $22,909,401 (310%) primarily as a result of the addition of the ECS revenues of $18,802,596 and an increase of $7,532,841 in Surge Logics LLC offset by decreases of $2,143,421 in True Wireless, Inc. and $1,144,297 in Surge Blockchain LLC while gross profit decreased $505,867 (19%) primarily as a result of a decrease in gross profit of $704,856 in True Wireless, Inc that offset the gross profit gains from the increased revenues.

Costs and expenses during the six months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Depreciation and amortization	$569,811	$21,124
Selling, general and administration	8,233,895	6,224,564
Total	$8,803,706	$6,245,688

Depreciation and amortization increased $548,687 primarily as a result of the addition of the ECS assets.

Selling, general and administrative expenses during the six months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Telecom operations center	$1,363,723	$1,026,300
Contractors and consultants	1,223,796	1,051,522
Compensation	1,514,495	818,567
Webhosting/internet	361,414	305,929
Professional services	1,010,989	851,471
Advertising and marketing	152,957	890,187
DRIP fees	-	547,000
Bad debt expense	1,633,575	-
Other	972,946	733,588
Total	$8,233,895	$6,224,564

Selling, general and administrative costs (S, G & A) increased by $2,009,331 (32%). The 2020 period includes $429,479 in expenses for the ECS companies that are not included in the 2019 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $1,026,300 in 2019 to $1,363,723 in 2020 primarily as a result of the contracting vendor providing additional services for Surge Blockchain, LLC and Surge Logics, Inc.

*	Contractors and consultants increased to $1,223,796 in 2020 from $1,051,522 in 2019 primarily due to outside IT services on the SurgePays portal. The 2020 period includes $60,570 in expenses of the ECS companies that are not included in the 2019 expenses.

*	Compensation increased from $818,567 in 2019 to $1,514,495 in 2020 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months. The 2020 period includes $120,383 in expense of the ECS companies that are not included in the 2019 expenses.

*	Webhosting/internet costs increased to $361,414 in 2020 from $305,929 in 2019.

*	Professional services increased from $851,471 in 2019 to $1,010,989 in 2020 primarily as a result of increased audit and legal fees.

*

Advertising and marketing costs decreased to $152,957 in 2020 from $890,187 in 2019 primarily due to the Company reducing advertising and marketing costs while evaluating future advertising and marketing campaigns.

*

Bad debt expense increased to $1,633,575 in 2020 from $0 in 2019 primarily due to the Company’s evaluation of the receivables generated during the initial rollout of the SurgePays portal and providing an appropriate allowance for bad debts.

*	Other costs increased to $972,946 in 2020 from $733,588 in 2019 primarily due to an increase in fidelity, cyber security and professional liability insurance required for the issuance of the SurgePays Visa debit card, shareholder communications and travel. The 2020 period includes $154,471 in expenses of the ECS companies that are not included in 2019 expenses.

Other (expense) income during the six months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019
Interest, net	$(1,183,766)	$(72,390)
Change in fair value of derivative liability	192,562	-
Derivative expense	(496,055)	-
Gain on equity investment in Centercom	145,336	64,775
Gain (loss) on settlement of liabilities	2,556,979	(466,187)
Other income	10,000	-
	$1,225,056	$(473,802)

Interest expense increased to $1,183,766 in 2020 from $72,390 in 2019 primarily due to an increase in total borrowings.

During the six months ended June 30, 2020, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the six months ended June 30, 2020 of $192,562. In addition, the Company recorded a derivative expense of $496,055 which represents the debt discount and derivative features that exceed the face value of the notes.

The gain on equity investment in Centercom of $145,336 in 2020 compared to $64,775 in 2019.

During the six months ended June 30, 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a loss on settlement of $507,000. During the six months ended June 30, 2020, the Company settled outstanding liabilities through the issuance of 8,150,000 shares of Common Stock and recorded a gain on settlement of $2,556,979.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2020 and December 31, 2019, our current assets were $1,537,455 and $3,574,885, respectively, and our current liabilities were $11,061,927 and $7,054,124, respectively, which resulted in a working capital deficit of $9,524,472 and $3,479,239, respectively.

Total assets at June 30, 2020 and December 31, 2019 amounted to $8,165,110 and $9,986,373, respectively. At June 30, 2020, assets consisted of current assets of $1,537,455, net property and equipment of $243,398, net intangible assets of $4,695,287, goodwill of $866,782, equity investment in Centercom of $349,036, and operating lease right of use asset of $473,152, as compared to current assets of $3,574,885, net property and equipment of $294,616, net intangible assets of $4,769,117, goodwill of $866,782, equity investment in Centercom of $203,700, operating lease right of use asset of $210,816 and other long-term assets of $66,457 at December 31, 2019.

At June 30, 2020, our total liabilities of $15,127,709 increased $441,721 from $14,685,988 at December 31, 2019.

At June 30, 2020, our total stockholders’ deficit was $6,735,730 as compared to $4,699,615 at December 31, 2019. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $5,255,776 offset by equity issuances during 2020.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2020 and 2019.

	2020	2019

Net cash used in operating activities	$(2,230,989)	$(3,291,628)
Net cash used in investing activities	(2,836)	-
Net cash provided by financing activities	2,227,582	4,285,473
Net change in cash and cash equivalents	$(6,243)	$993,845

At June 30, 2020, the Company had the following material commitments and contingencies.

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

Liquidity – The Company had a net loss of approximately $5.5 million for the six months ended June 30, 2020. As of June 30, 2020, the Company had cash and working capital deficit of approximately $340,000 and $9.5 million, respectively.

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

The September 2019 asset purchase agreement of the ECS Business gives the Company access to a network of over 9,800 retail locations and 160 independent salespeople processing over 18,000 transactions per day (see Note 1). ECS generates approximately $37,600,000 in annualized revenue through third party wireless services.

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

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019 and the six months ended June 30, 2020, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2020. Our management has determined that, as of June 30, 2020, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2020, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 1A: RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 12, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q filed on June 22, 2020 (the “First Quarter Form 10-Q”). The risks described in our Form 10-K and in the First Quarter Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in our 10-K or in the First Quarter Form 10-Q.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020 that were not previously reported in a Current Report on Form 8-K except as listed below. Except where noted, all of the securities discussed in this Part II, Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the six months ended June 30, 2020, the Company sold an aggregate of 2,014,285 shares of common stock and 214,284 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $705,000.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to: “Item 1.01—Entry into a Material Definitive Agreement,” “Item 2.03—Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” and “Item 3.02—Unregistered Sales of Equity Securities,” of Form 8-K.

On April 1, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 SPA”), with Tangiers Global (“Tangiers”) (the “April 2020 Investor”), pursuant to which the April 2020 Investor purchased from the Company, for an aggregate purchase price of $150,000 (the “April 2020 Purchase Price”), a Promissory Note in the principal amount of $162,000 (the “April 2020 Note”). The April 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the April 2020 Investor loaning the April 2020 Purchase Price to the Company, the Company issued to the April 2020 Investor 172,000 shares of Common Stock of the Company.

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

On May 29, 2020, the Company entered into a Securities Purchase Agreement (the “May 2020 SPA”), with LGH Investments LLC (“LGH”) (the “May 2020 Investor”), pursuant to which the May 2020 Investor purchased from the Company, for an aggregate purchase price of $370,000 (the “May 2020 Purchase Price”), a Promissory Note in the principal amount of $400,000 (the “May 2020 Note”). The May 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the May 2020 Investor loaning the May 2020 Purchase Price to the Company, the Company issued to the May 2020 Investor 400,000 shares of Common Stock of the Company in addition to three year warrants to purchase 500,000 shares of Common Stock.

The May 2020 Note shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on March 29, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

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

ITEM 6: EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Exchange Agreement between Surge Holdings, Inc. and AltCorp Trading LLC, dated June 23, 2020.	8-K	10.1	06/29/2020
10.2	Exchange and Assignment Agreement among Surge Holdings, Inc., AltCorp Trading LLC, and Glen Eagles Acquisition LP, dated June 23, 2020.	8-K	10.2	06/29/2020
10.3	Stock Cancellation Agreement between Surge Holdings, Inc. and Yossi Attia, dated June 23, 2020.	8-K	10.3	06/29/2020
10.4	Paycheck Protection Program Note, dated April 18, 2020, issued to Bank3.				X
10.5	Form Securities Purchase Agreement, dated May 29, 2020.				X
10.6	Form Promissory Note, dated May 29, 2020.				X
10.7	Form Warrant, dated May 29, 2020.				X
31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
32.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGE HOLDINGS, INC.
Date: August 14, 2020
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Financial Officer

Date: August 14, 2020	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

