Form 10-Q
period 2020-09-30
SurgePays, Inc.
filed 2020-11-16
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-52522

SURGEPAYS, INC.

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

Yes [  ] No [X]

The number of shares of the registrant’s common stock outstanding as of November 12, 2020 was 118,937,711 shares.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$421,315	$346,040
Accounts receivable, less allowance for doubtful accounts of $0 and $774,841, respectively	337,017	3,056,213
Note receivable	—	14,959
Lifeline revenue due from USAC	222,833	60,790
Inventory	177,184	—
Prepaid expenses	38,772	96,883
Total current assets	1,197,121	3,574,885

Property and Equipment, less accumulated depreciation of $89,965 and $38,656, respectively	249,871	294,616
Intangible assets less accumulated amortization of $1,347,024 and $519,404, respectively	4,406,497	4,769,117
Goodwill	866,782	866,782
Investment in Centercom	456,685	203,700
Operating lease right of use asset, net	419,372	210,816
Other long-term assets	61,458	66,457
Total assets	$7,657,786	$9,986,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$5,479,508	$3,637,577
Accounts payable and accrued expenses - related party	1,699,914	998,517
Credit card liability	378,260	449,158
Loss contingency	—	38,040
Derivative liability	1,415,238	190,846
Operating lease liability	50,151	90,944
Line of credit	912,870	912,870
Convertible notes payable and current portion of long-term debt, net	1,324,629	—
Debt – related party	463,000	—
Notes payable and current portion of long-term debt, net	247,094	736,172
Total current liabilities	11,970,664	7,054,124

Long-term debt less current portion – related party	2,225,440	2,205,440
Operating lease liability – net	365,723	119,872
Trade payables - long term	869,868	869,868
Notes payable and long term portion of debt - net	1,134,582	—
Convertible promissory notes payable - net	—	4,436,684
Total liabilities	16,566,277	14,685,988

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 721,598 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	722	722
Common stock: $0.001 par value; 500,000,000 shares authorized; 116,236,031 shares and 102,193,579 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	116,235	102,193
Additional paid in capital	9,816,841	6,055,042
Accumulated deficit	(18,855,289)	(10,870,572)
Total stockholders’ deficit	(8,908,491)	(4,699,615)
Total liabilities and stockholders’ deficit	$7,657,786	$9,986,373

See accompanying notes to condensed consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$12,802,172	$4,901,864	$43,104,767	$12,295,058

Cost of revenue	11,216,186	3,023,292	39,422,776	7,814,614

Gross profit	1,585,986	1,878,572	3,681,991	4,480,444

Cost and expenses
Depreciation and amortization	306,341	17,926	876,152	39,050
Selling, general and administrative	2,904,569	2,998,359	11,138,464	9,222,923
Total costs and expenses	3,210,910	3,016,285	12,014,616	9,261,973

Operating profit (loss)	(1,624,924)	(1,137,713)	(8,332,625)	(4,781,529)

Other income (expense):
Interest expense	(1,164,409)	(20,767)	(2,348,175)	(93,157)
Derivative expense	(33,239)	—	(529,294)	—
Change in fair value of derivative liability	212,851	—	405,413	—
Gain on investment in Centercom	107,649	6,134	252,985	70,909
Gain/(loss) on settlement of liabilities	—	—	2,556,979	(466,187)
Other income	—	—	10,000	—
Total other income (expense)	(877,148)	(14,633)	347,908	(488,435)

Net loss before provision for income taxes	(2,502,072)	(1,152,346)	(7,984,717)	(5,269,964)

Provision for income taxes	—	—	—	—

Net loss	$(2,502,072)	$(1,152,346)	$(7,984,717)	$(5,269,964)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.06)

Weighted average common shares outstanding – basic and diluted	114,683,442	98,452,560	108,246,505	94,225,836

See accompanying notes to condensed consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

Three Months ended September 30, 2020

	Series A		Series C				Additional
	Preferred		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2020	13,000,000	$13,000	721,598	$722	112,923,912	$112,923	$9,263,973	$(16,353,217)	$(6,962,599)

Issuance of Common Stock and options for services rendered	-	-	-	-	65,000	65	59,758	-	59,823

Issuance of Common Stock and warrants with debt recorded as debt discount	-	-	-	-	270,000	270	104,192	-	104,462

Common Stock issued for conversion of debt	-	-	-	-	1,259,040	1,259	131,827	-	133,086

Make whole Common Stock issued pursuant to SPA	-	-	-	-	1,283,079	1,283	195,058	-	196,341

Issuance of Common Stock for modification of debt	-	-	-	-	360,000	360	49,530	-	49,890

Issuance of Common Stock for an acquisition	-	-	-	-	75,000	75	12,503	-	12,578

Net loss	-	-	-	-	-	-	-	(2,502,072)	(2,502,072)

Balance, September 30, 2020	13,000,000	13,000	721,598	722	$116,236,031	$116,235	$9,816,841	$(18,855,289)	$(8,908,491)

Three Months ended September 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, July 1, 2019	13,000,000	$13,000	721,598	$722	97,988,818	$97,989	$4,604,735	$(6,541,164)	$(1,824,718)

Issuance of common stock and warrants for services rendered	-	-	-	-	50,000	50	84,700	-	84,750

Sale of common stock and warrants	-	-	-	-	594,285	594	207,406	-	208,000

Issuance of common shares for asset purchase	-	-	-	-	3,333,333	3,333	996,667	-	1,000,000

Net loss	-	-	-	-	-	-	-	(1,152,346)	(1,152,346)
Balance, September 30, 2019	13,000,000	$13,000	721,598	$722	101,966,436	$101,966	$5,893,508	$(7,693,510)	$(1,684,314)

See accompanying notes to condensed consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(Unaudited)

Nine Months ended September 30, 2020

	Series A		Series C				Additional
	Preferred		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2020	13,000,000	$13,000	721,598	$722	102,193,579	$102,193	$6,055,042	$(10,870,572)	$(4,699,615)

Issuance of Common Stock and options for services rendered	-	-	-	-	65,000	65	127,927	-	127,992

Sale of Common Stock and warrants	-	-	-	-	2,014,285	2,014	702,986	-	705,000

Issuance of Common Stock and warrants with debt recorded as debt discount	-	-	-	-	2,592,000	2,592	903,506	-	906,098

Shares issued for conversion of debt	-	-	-	-	9,409,040	9,409	2,070,317	-	2,079,726

Make whole Common Stock issued pursuant to SPA	-	-	-	-	1,283,079	1,283	195,058	-	196,341

Issuance of Common Stock for modification of debt	-	-	-	-	360,000	360	49,530	-	49,890

Issuance of Common Stock for an acquisition	-	-	-	-	700,000	700	210,094	-	210,794

Repurchase of shares for cash	-	-	-	-	(2,380,952)	(2,381)	(497,619)	-	(500,000)

Net loss	-	-	-	-	-	-	-	(7,984,717)	(7,984,717)

Balance, September 30, 2020	13,000,000	$13,000	721,598	$722	116,236,031	$116,235	$9,816,841	$(18,855,289)	$(8,908,491)

Nine Months ended September 30, 2019

	Preferred Stock		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2019	13,000,000	$3,000	643,366	$643	88,046,391	$88,047	$333,623	$(2,423,546)	$(1,988,233)

Issuance of common stock and warrants for services rendered	-	-	-	-	596,000	596	307,277	-	307,873

Issuance of common stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Sale of common stock and warrants	-	-	-	-	9,115,712	9,115	3,181,385	-	3,190,500

Issuance of common shares for asset purchase	-	-	-	-	3,333,333	3,333	996,667	-	1,000,000

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net loss	-	-	-	-	-	-	-	(5,269,964)	(5,269,964)
Balance, September 30, 2019	13,000,000	$13,000	721,598	$722	101,966,436	$101,966	$5,893,508	$(7,693,510)	$(1,684,314)

See accompanying notes to condensed consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating activities
Net loss	$(7,984,717)	$(5,269,964)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	876,512	39,051
Amortization of right of use assets	146,647	35,015
Amortization of debt discount	1,417,524	-
Stock-based compensation	127,992	307,873
Change in fair value of derivative liability	(405,413)	-
Derivative expense	529,294	-
(Gain) loss on settlement of liabilities	(2,556,979)	474,953
Gain on equity investment in Centercom	(252,985)	(70,909)
Changes in operating assets and liabilities:
Accounts receivable	2,719,196	(5,163,347)
Lifeline revenue due from USAC	(162,043)	619,162
Customer phone supply	-	1,355,201
Inventory	(177,184)	-
Prepaid expenses	58,111	(100,600)
Other assets	4,999	-
Credit card liability	(70,898)	165,914
Deferred revenue	-	(50,000)
Loss contingency	(38,040)	(30,000)
Current portion of operating lease liability	(150,145)	(35,015)
Accounts payable and accrued expenses	2,540,510	2,767,632
Net cash used in operating activities	(3,377,619)	(4,955,034)

Investing activities
Repayments of notes receivable	14,959	-
Purchase of equipment	(4,147)	(222,000)
Net cash provided by (used) in investing activities	10,812	(222,000)

Financing activities
Issuance of Common Stock and warrants	705,000	3,190,500
Repurchase of Common Stock	(500,000)	-
Note payable, related party - borrowings	723,196	-
Note payable, related party - repayments	(240,196)	-
Note payable - borrowings	1,134,582	-
Note payable - repayments	(27,500)	(70,000)
Convertible promissory notes - borrowings	2,182,000	233,000
Convertible promissory notes - repayments	(373,000)	-
Cash paid for debt issuance costs	(162,000)	-
Line of credit - advances	-	1,130,000
Line of credit - repayments	-	(217,130)
Loan proceeds under related party financing arrangement	-	1,316,000
Loan repayments under related party financing arrangement	-	(674,000)
Net cash provided by financing activities	3,442,082	4,908,370

Net change in cash and cash equivalents	75,275	(300,709)

Cash and cash equivalents, beginning of period	346,040	444,612

Cash and cash equivalents, end of period	$421,315	$143,903

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$98,113	$65,600
Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$-	$389,502
Exchange of investment in CenterCom for Series C Preferred Stock	$-	$178,508
Common Stock issued for an acquisition	$210,794	$1,000,000
Debt acquired in acquisition	$-	$4,000,000
Common Stock and warrants issued with debt recorded as debt discount	$906,098	$-
Derivative liability on convertible notes recorded as debt discount	$1,366,636	$-
Operating lease liability	$355,203	$230,812
Make whole Common Stock issued pursuant to SPA	$196,341	$-
Issuance of Common Stock for modification of debt	$49,890	$-

See accompanying notes to condensed consolidated financial statements

SURGE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2020

1	BUSINESS

The accompanying consolidated financial statements include the accounts of SurgePays Inc., (“Surge”), formerly Ksix Media Holdings, Inc. and Surge Holdings, Inc., incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014; Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011; Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009; DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014; Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (since January 1, 2019, this has been a dormant entity that does not own any assets); Surge Logics Inc. (“Logics”), an Nevada corporation that was formed on October 2, 2018; SurgePays Fintech Inc (“Tech”), an Nevada corporation that was formed on August 22, 2019; Surge Payments LLC (“Payments”), an Nevada corporation that was formed on December 17, 2018; SurgePhone Wireless LLC (“Surge Phone”), an Nevada corporation that was formed on August 29, 2019 and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). On October 29, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to change its name to SurgePays, Inc.

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

Business Overview

Surge Holdings, Inc. (“Surge Holdings” or “the Company” or “we”), incorporated in Nevada on August 18, 2006, is a company focused on Telecom, Media, and FinTech applications serving customers worldwide online and across social media, gaming and mobile platforms.

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

Commencing in 2018, the Company has significantly expanded its suite of services to include the pursuit of the following business models:

True Wireless

True Wireless Inc. is licensed to provide subsidized wireless service to qualifying low income customers in 5 states. Utilizing all 4 major USA wireless backbones, True Wireless provides discounted and free wireless service to over 25,000 veterans and other customers who qualify for certain federal programs such as SNAP (EBT) and Medicaid.

LocoRabbit Wireless

LocoRabbit is an MVNO with wireless services (voice, text and data) being provided via the Sprint and T-Mobile nationwide LTE networks. The value driven service is sold primarily through the SurgePays software, enabling retailers to do activations on site, but can also be purchased directly from www.locorabbit.com. LocoRabbit Wireless SIM Kits (bring your own device) and smartphones are being featured on the Prepaid Center racks being installed in convenience stores. The payments for the service can be made in cash, monthly at retailers on the SurgePays network.

SurgePays, Inc.

SurgePays, Inc. is meeting the needs of underserved markets in financial technology, telecommunications, and digital media. It offers prepaid wireless and underbanked financial products and services, along with popular consumer goods, to retail merchants (such as operators of convenience stores, bodegas, and gas stations) that address the needs of many store customers nationwide.

The SurgePays system is a fintech software platform that processes third-party prepaid wireless activations and top-ups, gift card activation and loads, and wireless SIM activation. It enables retailers to instantly add credit to any prepaid wireless customer’s account for any carrier, providing the merchant commissioned transactions, increased foot traffic, and customer loyalty. Additionally, SurgePays offers an innovative supply-chain marketplace for convenience store, bodega and tienda owners. Retailers can order many top selling products for their store, at a deeper wholesale discount than traditional distribution due to utilizing the Direct Store Delivery (DSD) model. (www.SurgePays.com)

Surge Software

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

Surge Logics

Is a performance-driven marketing agency focused on the Mass Tort industry for attorneys. We utilize our in-house media buying team as well as our marketing partners. Our dedication to performance-driven marketing reflects in our strategy and media spend. Our proven strategy means our clients’ media budget delivers one of the most cost-effective lead acquisitions and retained cases systems available. Surge Logics commitment and tracking mean our clients’ campaigns are optimized by data-informed decisions. Our responsive, in-house creative team rapidly executes new ads when data shows the need.

Surge Logics efficiency, follow-up, and feedback allows for a smooth interface with attorney’s office and case management systems. Key features:

● Straightforward Onboarding Process

● Intake Center for case acquisition

● Case Management and CRM Integration

● Appointment scheduling

● Lead Callbacks on:

– Webforms

– Live Chats

– Lead Lists

● After-Hours Call Transfers

Intake Logics

Intake Logics is our proprietary, powerhouse CRM and intake management software built based on our years of experience. Built with marketing and tracking in mind, it allows Surge Logics and the attorneys to break down media spend per marketing channel and break it down to case cost.

Since we built this from the ground up with strong API functionality, we can integrate into any attorneys Case Management System. Some of the benefits of Intake Logics are auto email / SMS, integrated dialer, real-time reporting, and SMS bot follow up. Our unique SMS bot and email system communicate with leads to make sure we communicate with potential clients from multiple channels. With our real-time reporting and strict control of marketing and intake services mean that our clients have a 360° view of the client acquisition process. Intake Logics tracks inbound calls and multiple internet ad campaigns to optimize for the best cost per case conversion. In addition, our around the clock statistics keep our clients well-versed in results, outcomes, and conversions.

Centercom Global, S.A. de C.V.

Centercom is a dynamic operations center currently providing all SurgePays subsidiaries with a cost effective solution for sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other critical operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global.

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of September 30, 2020.

ECS Business

On September 30, 2019, the Company entered into the Purchase Agreement with GBT Technologies Inc. (“GBT”) of the ECS Prepaid LLC business, Electronic Check Services business and the Central States Legal Services business (collectively, “ECS”). Through its proprietary Fintech software platform, ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Since 2008, ECS has grown to a network of over 9,800 retail locations and 160 independent sales organizations (“ISO”) processing over 18,000 transactions per day. Surge has integrated the ECS software with its SurgePays Network to offer both wholesale products from third-party manufacturers, Gift Cards, LocoRabbit Wireless and SIM Starter Kits. See Note 4.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 12, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management’s expectations. One customer accounted for more than 12% of revenues in 2020. One customer accounted for more than 16% of revenues in 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at September 30, 2020 and December 31, 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of September 30, 2020 and December 31, 2019, the Company had reserves of $0 and $774,841, respectively.

Concentrations

As of September 30, 2020 and December 31, 2019, one customer represented approximately 47% and 80% of total gross outstanding receivables, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. As of September 30, 2020 and December 31, 2019, the Company had inventory of $177,184 and $0, respectively.

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet related to the operating lease for office space. Results for the nine months ended September 30, 2020 and 2019 are presented under ASC 842.

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

The Company had derivative liabilities of $1,415,238 and $190,846 as of September 30, 2020 and December 31, 2019, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2020 and December 31, 2019 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by entity for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30, 2020	September 30, 2019
True Wireless, Inc.	$680,205	$135,537
Surge Blockchain, LLC	67,870	2,783,348
Surge Logics, Inc.	3,718,592	1,980,166
ECS	8,278,546	-
Other	56,959	2,813
Total revenue	$12,802,172	$4,901,864

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
True Wireless, Inc.	$1,725,053	$3,583,806
Surge Blockchain, LLC	491,349	4,351,123
Surge Logics, Inc.	13,626,638	4,355,370
ECS	27,081,145	-
Other	180,582	4,759
Total revenue	$43,104,767	$12,295,058

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Convertible note	36,812,989	-
Common stock options	850,176	-
Common stock warrants	7,708,919	6,446,064

Total contingent shares issuance arrangement, stock options or warrants	45,372,084	6,148,922

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended September 30, 2020.

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

The Company had a net loss of approximately $7.9 million for the nine months ended September 30, 2020. As of September 30, 2020, the Company had cash and working capital deficit of approximately $421,000 and $10.8 million, respectively.

Management’s ability to pivot in 2020 due to the Coronavirus allowed the Company to finalize enhancements to both the SurgePays and Logics Intake platforms, resulting in improved end user control on product logistics. The company also overhauled its entire customer service platform and standard operating procedures to ensure rapid growth success. Management continued efforts to source products for our client base, including an exclusivity to provide gift card distribution at all locations.

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

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019 and the nine months ended September 30, 2020, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term. There can be no assurances the Company will be successful in achieving a listing on the Nasdaq Capital Market in the near term.

In March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of Quarter 1 2021 through increased cash flow from ongoing operations the collection of outstanding receivables and the restructuring of the current debt burden. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loans may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 17, 2020, the Company closed a $498,082 SBA guaranteed PPP loan with Bank3. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. In addition, the Company received $636,000 in several Economic Injury Disaster Loans with the Small Business Administration. These loans all carry a 3.75% interest rate payable over 30 years. First payment due 12 months from date of note.

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

Nine Months Ended
September 30, 2019
Revenues	$45,503,800
Net loss	$(5,381,401)
Net loss per share	$(0.06)
Weighted average number of shares outstanding	94,225,836

5	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2020	December 31, 2019
Computer Equipment and Software	$310,338	$312,760
Furniture and Fixtures	9,774	1,416
Leasehold Improvements	19,724	21,513
	339,836	335,689
Less: Accumulated Depreciation	(89,965)	(41,073)
	$249,871	$294,616

Depreciation expense was $48,892 and $39,050 for the nine months ended September 30, 2020 and 2019, respectively.

6	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the nine months ended September 30, 2020 and 2019, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $102,941 and $1,106,280, respectively. At September 30, 2020 and December 31, 2019, the Company’s total credit card liability was $378,260 and $449,158, respectively.

7	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC (“SMDMM”), an entity that is owned by the Company’s Chief Executive Officer. The promissory note was for a principal sum up to $1.0 million at an annual interest rate of 6%, due on December 27, 2021. During the nine months ended September 30, 2020, the Company did not withdraw any net advances on the note.

In August 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $217,000 at an annual interest rate of 6%, due on August 15, 2022. During the nine months ended September 30, 2020, the Company did not withdraw any net advances on the note.

During the fourth quarter 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $883,000 at an annual interest rate of 15%, due on November 21, 2022. During the nine months ended September 30, 2020, the Company did not withdraw any net advances on the note.

During the third quarter 2020, the Company executed a series of promissory notes payable agreement with SMDMM. The promissory notes were for a principal sum up to $458,000 at an annual interest rate of 10%, due on demand. During the nine months ended September 30, 2020, the Company drew advances on the note totaling $458,000.

During the nine months ended September 30, 2020, the Company made accrued interest payments of $30,000. The outstanding principal balance under the promissory notes due to SMDMM was $2,663,440 and $2,205,440 at September 30, 2020 and December 31, 2019, respectively. Accrued interest owed to SMDMM was $190,420 and $64,741 at September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, the Company executed a series of promissory notes with AN Holdings, LLC, an entity owned by the Company’s President. The promissory notes were for an aggregate principal sum of $265,196 at an annual interest rate of 15%, due on demand. During the nine months ended September 30, 2020, the Company made accrued interest payments of $15,164. The Company repaid $240,196. As of September 30, 2020, the outstanding balance on the notes was $25,000. Accrued interest owed to was $3,631 at September 30, 2020.

8	NOTES PAYABLE AND LONG-TERM DEBT

As of September 30, 2020 and December 31, 2019, notes payable and long-term debt, net of debt discount, consists of:

	September 30, 2020	December 31, 2019
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	-	485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into Common Stock [2]	-	27,500
Promissory note payable to a lender dated November 4, 2019; accruing interest at 18% per annum; due November 3, 2020; 100,000 shares of restricted Common Stock granted on execution recorded as a debt discount – net of debt discount of $2,906 [3]	247,094	223,672
Promissory note payable to Bank3 dated April 17, 2020; accruing interest at 1% per annum, due October 17, 2021.	498,082	-
Note payable to US Small Business Administration dated May 25, 2020; accruing interest at 3.75% per annum; due May 25, 2050.	150,000	-
Note payable to US Small Business Administration dated July 5, 2020; accruing interest at 3.75% per annum; due July 5, 2050.	150,000	-
Note payable to US Small Business Administration dated July 5, 2020; accruing interest at 3.75% per annum; due July 5, 2050.	15,100	-
Note payable to US Small Business Administration dated July 7, 2020; accruing interest at 3.75% per annum; due July 7, 2050.	150,000	-
Note payable to US Small Business Administration dated July 21, 2020; accruing interest at 3.75% per annum; due July 21, 2050.	149,900	-
Note payable to US Small Business Administration dated July 21, 2020; accruing interest at 3.75% per annum; due July 21, 2050.	21,500	-
	$1,381,676	$736,172

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on January 12, 2016; (Balance at September 30, 2020 and December 31, 2019 - $0 and $235,000).

●	A third non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on March 12, 2016 and was repaid as of September 30, 2020.

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

3 Promissory note – The Company evaluated the 100,000 restricted shares of the Company’s Common Stock granted with the note and recorded a debt discount of $31,200. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $2,906 and $26,328 as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount totaling $28,294.

9	CONVERTIBLE PROMISSORY NOTES

As of September 30, 2020 and December 31, 2019, convertible promissory notes payable consists of:

	September 30, 2020	December 31, 2019
Convertible note payable to GBT Technologies Inc. dated September 27, 2019 with no interest; due March 27, 2021; convertible into Common Stock [1]	$-	$4,000,000
Convertible note payable to Power Up Lending Group Ltd. dated September 18, 2019 with at 12% per annum; due September 18, 2020; convertible into Common Stock [2]	-	233,000
Convertible note payable to BHP Capital NY dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	30,000	135,000
Convertible note payable to Armada Capital Partners LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	-	135,000
Convertible note payable to Jefferson Street Capital LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	78,860	135,000
Convertible note payable to BHP Capital NY dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to Armada Capital Partners LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to Jefferson Street Capital LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock [4]	180,000	-
Convertible note payable to GS Capital Partners dated February 7, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [5]	216,000	-
Convertible note payable to Fourth Man LLC dated February 7, 2020 with interest at 14% per annum; due April 5, 2021; convertible into shares of Common Stock [5]	216,000	-
Convertible note payable to GS Capital Partners dated March 5, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock [6]	378,000	-
Convertible note payable to Tangiers Global LLC dated March 15, 2020 with interest at 14% per annum; due March 15, 2021; convertible into shares of Common Stock [7]	162,000	-
Convertible note payable to LGH Investments LLC dated May 29, 2020 with interest at 10% per annum; due March 29, 2021; convertible into shares of Common Stock [8]	400,000	-
Convertible note payable to Vista Capital LLC dated July 21, 2020 with interest at 10% per annum; due March 29, 2021; convertible into shares of Common Stock [9]	270,000	-
	2,290,860	4,638,000
Less: Debt discount	(966,231)	(201,316)
	$1,324,629	$4,436,684

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

2 The Company executed a convertible note with Power Up Lending Group (“PowerUp”) on September 18, 2019 and identified certain features embedded in the conversion feature of the note requiring the Company to classify it as a derivative liability. The conversion price of the note shall equal 65% the average price of the two lowest trading prices of the Company’s Common Stock on the trading market which the Common Stock is then trading over the previous twenty (20) days prior to the conversion date. On March 6, 2020, Surge Holdings, Inc. the Company prepaid $233,000 in cash to fully satisfy the note which would have matured on September 18, 2020. No shares of the Company’s Common Stock were issued or conveyed to PowerUp as a result of the prepayment.

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

The Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $75,078 as of September 30, 2020 and December 31, 2019, respectively, related to the warrants issued. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount related to these warrants totaling $88,860. During the nine months ended September 30, 2020, the Company paid $95,000 for the cancellation of 250,000 warrants. During the nine months ended September 30, 2020, the Company paid $140,000 of the outstanding balance in addition to converting $156,140 of outstanding balance to 1,409,040 shares of Company Common Stock. The aggregate outstanding balance on the notes was $108,860 and $405,000 as of September 30, 2020 and December 31, 2019, respectively.

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

The January 2020 Notes shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on February 5, 2021. No payments of principal or interest are due through July 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity. On August 7, 2020, the Company executed agreements with the January 2020 investors to postpone the first and second principal and interest payment due date to maturity date and extend the maturity date until April 5, 2021 in exchange for 195,000 shares of Common Stock. The shares were valued on day of grant with a fair value of $30,225 and is included as a component of interest expense in the condensed consolidated statements of operations.

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

There was total unamortized debt discount related to the January 2020 SPAs of $185,805 as of September 30, 2020. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount totaling $354,195.

5 On February 3 and February 6, 2020, the Company entered into Securities Purchase Agreements (the “February 2020 SPAs”), with severally and not jointly, with GS Capital Partners (“GSC”) and Fourth Man LLC (“Fourth”), (the “February 2020 Investors”), pursuant to which the February 2020 Investors purchased from the Company, for an aggregate purchase price of $400,000 (the “February 2020 Purchase Price”), Promissory Notes in the principal amount of $432,000 (the “February 2020 Notes”). The February 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the February 2020 Investors loaning the February 2020 Purchase Price to the Company, the Company issued to each of the February 2020 Investors 300,000 shares of Common Stock for a total of 600,000 shares (the “February Share Issuance”). In connection with the February 2020 SPAs, the Company paid issuance costs of $32,000 which is accounted for as a debt discount on the condensed consolidated balance sheet and is being amortized over the life of the notes. On August 5, 2020 and September 24, 2020, the Company executed agreements with the February 2020 Investors to postpone the first principal and interest payment due date to October 5, 2020 and extend the maturity date until April 5, 2021 in exchange for 225,000 shares of Common Stock. The shares were valued on day of grant with a fair value of $28,965 and is included as a component of interest expense in the condensed consolidated statements of operations.

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

There was total unamortized debt discount related to the February 2020 SPAs of $150,157 as of September 30, 2020. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount totaling $281,843.

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

There was total unamortized debt discount related to the March 2020 SPAs of $141,246 as of September 30, 2020. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount totaling $236,754.

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

There was total unamortized debt discount related to the April 2020 SPA of $73,676 as of September 30, 2020. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount totaling $88,324.

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

The May 2020 Note shall accrue interest at a rate of fourteen percent (10%) per annum and will mature on March 29, 2021. No payments of principal or interest are due through August 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity.

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

There was total unamortized debt discount related to the May 2020 SPA of $216,296 as of September 30, 2020. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount totaling $183,704.

9 On July 20, 2020, the Company entered into a Securities Purchase Agreement (the “July 2020 SPA”), with Vista Capital Investments LLC (“Vista”) (the “July 2020 Investor”), pursuant to which the July 2020 Investor purchased from the Company, for an aggregate purchase price of $250,000 (the “July 2020 Purchase Price”), a Promissory Note in the principal amount of $270,000 (the “July 2020 Note”). The July 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the July 2020 Investor loaning the July 2020 Purchase Price to the Company, the Company issued to the July 2020 Investor 270,000 shares of Common Stock of the Company in addition to three year warrants to purchase 338,000 shares of Common Stock.

The July 2020 Note shall accrue interest at a rate of fourteen percent (10%) per annum and will mature on April 20, 2021. No payments of principal or interest are due through January 2020 (six (6) months following issuance) and then there are three (3) fixed payments of principal and interest due on a monthly basis until maturity.

In the event of default as defined in the agreements, the notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.70 (representing a 30% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a debt discount of $145,538 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 270,000 shares upon day of grant with a fair value of $62,100 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

The warrants were issued to the Buyers by the Company on July 20, 2020 in connection with the SPA. The warrants entitle the Buyers, respectively, to exercise purchase rights represented by the warrants up to 338,000 shares per warrant. The warrants permit the Buyers to exercise the purchase rights at any time on or after July 20, 2020 through July 19, 2023. Each warrant contains an exercise price per share of $0.40, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note. The Company valued the warrants upon day of grant with a fair value of $42,362 and accounted for it as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations.

There was total unamortized debt discount related to the May 2020 SPA of $199,051 as of September 30, 2020. During the nine months ended September 30, 2020, the Company recorded amortization of debt discount totaling $70,949.

Future maturities of all debt (excluding debt discount discussed above in Notes 8 and 9) are as follows:

For the Years Ending December 31,
2020 (remainder of year)	$1,365,870
2021	3,395,860
2022	1,100,440
Thereafter	1,414,582
$7,276,752

10	DERIVATIVE LIABILITIES

As discussed above in Note 9, during the nine months ended September 30, 2020, the Company executed convertible notes with lenders and received gross proceeds of $2,182,000. The Company identified certain features embedded in the notes requiring the Company to classify the features as derivative liabilities. The conversion price of the notes are subject to adjustment for issuances of the Company’s Common Stock or any equity linked instruments or securities convertible into the Company’s Common Stock at a purchase price of less than the prevailing conversion price or exercise price. Such adjustment shall result in the conversion price and exercise price being reduced to such lower purchase price.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2019	$190,846
Change in fair value of derivative liabilities	(405,413)
Derivative liabilities recorded on issuance of convertible notes	1,909,378
Write-off of derivative liabilities upon settlement of debt	(279,573)
Balance, September 30, 2020	$1,415,238

During the nine months ended September 30, 2020, the fair value of the derivative feature was calculated using the following weighted average assumptions:

September 30, 2020
Risk-free interest rate	0.11 – 1.51%
Expected life of grants	0.75 year
Expected volatility of underlying stock	96 - 115%
Dividends	0%

As of September 30, 2020 and December 31, 2019, the derivative liability was $1,414,431 and $190,846, respectively. In addition, for the nine months ended September 30, 2020, the Company recorded $406,220 as a gain on the change in fair value of the derivative on the condensed consolidated statement of operations. The Company determined that upon measuring the fair value of the derivative features, the total amount recorded as a debt discount exceed the face value of the notes issued and the Company therefore recorded derivative expense of $529,294 on the condensed consolidated income statements.

11	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. As of September 30, 2020 and December 31, 2019, the outstanding balance on the LOC was $912,870.

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

During the nine months ended September 30, 2020 and 2019, the Company paid lease obligations of $292,914 and $53,085, respectively, under the leases.

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

The components of lease expense, including short term leases, were as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Operating lease	$248,677	$48,020
Interest on lease liabilities	44,237	5,065
Total net lease cost	$292,914	$53,085

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets - net	$419,372	$210,816

Current operating lease liabilities, included in current liabilities	$50,151	$90,944
Noncurrent operating lease liabilities, included in long-term liabilities	365,723	119,872
Total operating lease liabilities	$415,874	$210,816

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$150,145	$35,015

ROU assets obtained in exchange for lease liabilities:
Operating leases	$355,203	$230,812

Weighted average remaining lease term (in years):
Operating leases	2.03	2.42

Weighted average discount rate:
Operating leases	11%	5%

Total future minimum payments required under the lease obligations as of September 30, 2020 are as follows:

Twelve Months Ending December 31,
2020 (remainder of year)	$60,840
2021	240,161
2022	165,561
Total lease payments	$466,562
Less: amounts representing interest	(50,688)
Total lease obligations	$415,874

13	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

As of September 30, 2020 and December 31, 2019, there were 13,000,000 shares of Series A issued and outstanding.

Series “C” Convertible Preferred Stock

As of September 30, 2020 and December 31, 2019, there were 721,598 shares of Series C issued and outstanding.

Common Stock

As discussed above in Note 1, on January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfreys. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 500,000 shares of the Company’s Common Stock. In addition, the agreements called for 25,000 shares of Common Stock to be issued to the Winfreys on a monthly basis over a 12-month period. During the nine months ended September 30, 2020, the Company issued 200,000 shares of Common Stock pursuant to the agreements.

As discussed in Note 9 above, during the nine months ended September 30, 2020, the Company granted 2,592,000 shares of Common Stock pursuant to debt agreements executed with various lenders. The shares were valued on execution date and recorded as a debt discount on the condensed consolidated balance sheets.

As discussed in Note 9 above, during the nine months ended September 30, 2020, the Company issued 9,409,040 shares of Common Stock for the conversion of debt totaling $2,079,726 in principal and interest.

During the nine months ended September 30, 2020, the Company sold an aggregate of 2,014,285 shares of Common Stock and 214,284 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $705,000.

On September 15, 2020, the Company executed a consulting agreement with a third party for professional services. Upon execution of the agreement, the Company agreed to issue 65,000 shares of the Company’s Common Stock. The 65,000 shares have an aggregated fair value of approximately $7,995 which was expensed immediately upon execution of the agreement.

As of September 30, 2020 and December 31, 2019, there were 116,236,031 and 102,193,579 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2019	6,849,635	$0.71
Exercisable – December 31, 2019	6,849,635	$0.71
Granted	984,284	$0.48
Exercised	-	$-
Forfeited/Cancelled	(250,000)	$-
Outstanding – September 30, 2020	7,583,919	$0.68
Exercisable – September 30, 2020	7,583,919	$0.68

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 – 3.00	7,583,919	1.39 years	$0.68	7,583,919	$0. 68

At September 30, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

As discussed in Note 9, during the nine months ended September 30, 2020, the Company paid $95,000 for the cancellation of 250,000 warrants.

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

For the nine months ended September 30, 2019, when computing fair value of share-based payments, the Company has considered the following variables:

September 30, 2019
Risk-free interest rate	2.50%
Expected life of grants	3 years
Expected volatility of underlying stock	168.71%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

The Company did not issue any warrants as compensation for services during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020 and 2019, the Company recorded total stock-based compensation expense related to the warrants of $0 and $33,673, respectively. The unrecognized compensation expense at September 30, 2020 was approximately $0.

14	RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance had no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of September 30, 2020 and December 31, 2019, the outstanding balance due was $0.

For the nine months ended September 30, 2020 and 2019, outsourced management services fees of $0 and $765,000, respectively, were paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the condensed consolidated statements of operations. Axia is owned by the Company’s Chief Executive Officer.

At September 30, 2020 and December 31, 2019, the Company had trade payables to Axia of $438,027 and $666,112, respectively.

For the nine months ended September 30, 2020 and 2019, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $168,714 and $499,356, respectively. These costs are included in Cost of revenue in the condensed consolidated statements of operations. The Company’s Chief Executive Officer is a minority owner of 321 Communications.

At September 30, 2020 and December 31, 2019, the Company had trade payables to 321 Communications of $4,269 and $140,923, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the nine months ended September 30, 2020 and 2019 were $2,202,191 and $1,594,068, respectively, and are included in Cost of revenue in the condensed consolidated statements of operations. The Company’s President has a controlling interest in CenterCom Global.

At September 30, 2020 and December 31, 2019, the Company had trade payables to CenterCom Global of $1,108,599 and $282,159, respectively.

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

On July 9, 2020, the Company entered into a settlement and release agreement with Unimax Communications, LLC (“Unimax”). The settlement is related to a complaint filed by Unimax alleging the Company is indebted pursuant to a purchase order and additional financing terms. The Company agreed to pay Unimax the total sum of $785,000 over a 24-month period. The settlement amount is included accounts payable and accrued expenses – other on the condensed consolidated balance sheets.

16	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019, are as follows:

	Surge	TW	ECS	Total
Three Months ended September 30, 2020
Revenue	$3,843,418	$680,205	$8,278,549	$12,802,172
Cost of revenue	(2,918,983)	(269,989)	(8,027,214)	(11,216,186)
Gross margin	924,435	410,216	251,335	1,585,986
Costs and expenses	(2,423,424)	(437,480)	(350,006)	(3,210,910)
Operating loss	$(1,498,989)	$(27,264)	$(98,671)	$(1,624,924)

Three Months ended September 30, 2019
Revenue	$3,428,766	$1,473,098	$-	$4,901,864
Cost of revenue	(1,991,139)	(1,032,153)	-	(3,023,292)
Gross margin	1,437,627	440,945	-	1,878,572
Costs and expenses	(2,154,161)	(862,124)	-	(3,016,285)
Operating loss	$(716,534)	$(421,179)	$-	$(1,137,713)

Nine Months ended September 30, 2020
Revenue	$14,298,569	$1,725,053	$27,081,145	$43,104,767
Cost of revenue	(11,915,653)	(1,071,266)	(26,435,857)	(39,422,776)
Gross margin	2,382,916	653,787	645,288	3,681,991
Costs and expenses	(8,851,172)	(2,050,875)	(1,112,569)	12,014,616)
Operating loss	$(6,468,256)	$(1,397,088)	$(467,281)	$(8,332,625)

Nine Months ended September 30, 2019
Revenue	$6,739,867	$5,555,191	$-	$12,295,058
Cost of revenue	(4,282,620)	(3,531,994)	-	(7,814,614)
Gross margin	2,457,247	2,023,197	-	4,480,444
Costs and expenses	(6,389,314)	(2,872,659)	-	(9,261,973)
Operating loss	$(3,932,067)	$(849,462)	$-	$(4,781,529)

September 30, 2020
Total assets	$2,609,212	$220,837	$4,805,737	$7,635,786
Total liabilities	12,142,517	4,120,623	303,137	16,566,277

December 31, 2019
Total assets	$3,636,624	$1,339,577	$5,010,172	$9,986,373
Total liabilities	10,850,674	3,815,175	20,139	14,685,988

17	SUBSEQUENT EVENTS On October 29, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to change its name to SurgePays, Inc.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of September 30, 2020 and 2019 and for the three and nine months then ended includes the accounts of SurgePays, Inc. (formerly known as Surge Holdings, Inc.) and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

SurgePays, Inc. (“SurgePays” or “the Company”), incorporated in Nevada on August 18, 2006, is a company focused on Telecom, Media, and FinTech applications serving customers worldwide online and across social media, gaming and mobile platforms.

On October 29, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to change the Company’s name to SurgePays, Inc. (the “Name Change”). The shareholders of the Company holding the majority of the Company’s voting shares approved of the Name Change via written consent.

The Company’s name on the OTCQB will remain Surge Holdings, Inc. and its CUSIP will remain 86881Y108 until the Company obtains FINRA approval of the Name Change. The Company’s trading symbol will remain SURG following FINRA’s approval of the Name Change.

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

Commencing in 2018, the Company has significantly expanded its suite of services to include the pursuit of the following business models:

True Wireless

True Wireless Inc. is licensed to provide subsidized wireless service to qualifying low income customers in 5 states. Utilizing all 4 major USA wireless backbones, True Wireless provides discounted and free wireless service to over 25,000 veterans and other customers who qualify for certain federal programs such as SNAP (EBT) and Medicaid.

LocoRabbit Wireless

LocoRabbit is an MVNO with wireless services (voice, text and data) being provided via the Sprint and T-Mobile nationwide LTE networks. The value driven service is sold primarily through the SurgePays software, enabling retailers to do activations on site, but can also be purchased directly from www.locorabbit.com. LocoRabbit Wireless SIM Kits (bring your own device) and smartphones are being featured on the Prepaid Center racks being installed in convenience stores. The payments for the service can be made in cash, monthly at retailers on the SurgePays network.

SurgePays, Inc.

SurgePays, Inc. is meeting the needs of underserved markets in financial technology, telecommunications, and digital media. It offers prepaid wireless and underbanked financial products and services, along with popular consumer goods, to retail merchants (such as operators of convenience stores, bodegas, and gas stations) that address the needs of many store customers nationwide.

The SurgePays system is a fintech software platform that processes third-party prepaid wireless activations and top-ups, gift card activation and loads, and wireless SIM activation. It enables retailers to instantly add credit to any prepaid wireless customer’s account for any carrier, providing the merchant commissioned transactions, increased foot traffic, and customer loyalty. Additionally, SurgePays offers an innovative supply-chain marketplace for convenience store, bodega and tienda owners. Retailers can order many top selling products for their store, at a deeper wholesale discount than traditional distribution due to utilizing the Direct Store Delivery (DSD) model. (www.SurgePays.com)

Surge Software

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

Surge Logics

Is a performance-driven marketing agency focused on the Mass Tort industry for attorneys. We utilize our in-house media buying team as well as our marketing partners. Our dedication to performance-driven marketing reflects in our strategy and media spend. Our proven strategy means our clients’ media budget delivers one of the most cost-effective lead acquisitions and retained cases systems available. Surge Logics commitment and tracking mean our clients’ campaigns are optimized by data-informed decisions. Our responsive, in-house creative team rapidly executes new ads when data shows the need.

Surge Logics efficiency, follow-up, and feedback allows for a smooth interface with attorney’s office and case management systems. Key features:

● Straightforward Onboarding Process

● Intake Center for case acquisition

● Case Management and CRM Integration

● Appointment scheduling

● Lead Callbacks on:

– Webforms

– Live Chats

– Lead Lists

● After-Hours Call Transfers

Intake Logics

Intake Logics is our proprietary, powerhouse CRM and intake management software built based on our years of experience. Built with marketing and tracking in mind, it allows Surge Logics and the attorneys to break down media spend per marketing channel and break it down to case cost.

Since we built this from the ground up with strong API functionality, we can integrate into any attorneys Case Management System. Some of the benefits of Intake Logics are auto email / SMS, integrated dialer, real-time reporting, and SMS bot follow up. Our unique SMS bot and email system communicate with leads to make sure we communicate with potential clients from multiple channels. With our real-time reporting and strict control of marketing and intake services mean that our clients have a 360° view of the client acquisition process. Intake Logics tracks inbound calls and multiple internet ad campaigns to optimize for the best cost per case conversion. In addition, our around the clock statistics keep our clients well-versed in results, outcomes, and conversions.

Centercom Global, S.A. de C.V.

Centercom is a dynamic operations center currently providing all SurgePays subsidiaries with a cost effective solution for sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other critical operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of the Company’s voting equity has a controlling interest in CenterCom Global.

Due to the fact that a director, officer, and minority owner of the Company has a controlling interest in CenterCom Global, the Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets. The Company recorded its equity interest in Centercom’s results of operations as “Gain on investment in Centercom” in other income (expense) on the accompanying consolidated statements of operations. The Company periodically reviews its investment in Centercom for impairment. Management has determined that no impairment was required as of September 30, 2020.

ECS Business

On September 30, 2019, the Company entered into the Purchase Agreement with GBT Technologies Inc. (“GBT”) of the ECS Prepaid LLC business, Electronic Check Services business and the Central States Legal Services business (collectively, “ECS”). Through its proprietary Fintech software platform, ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Since 2008, ECS has grown to a network of over 9,800 retail locations and 160 independent sales organizations (“ISO”) processing over 18,000 transactions per day. Surge has integrated the ECS software with its SurgePays Network to offer both wholesale products from third-party manufacturers, Gift Cards, LocoRabbit Wireless and SIM Starter Kits.

COMPARISON OF THREE MONTHS ENDED September 30, 2020 AND 2019

Revenues during the three months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Revenue	$12,802,172	$4,901,864
Cost of revenue	11,216,186	3,023,292
Gross profit	$1,585,986	$1,878,572

Revenue increased $7,900,308 (161%) primarily as a result of the addition of the ECS revenues of $8,278,549 and an increase of $1,738,427 in Surge Logics LLC offset by decreases of $792,893 in True Wireless, Inc. and $2,715,478 in Surge Blockchain LLC while overall gross profit decreased $292,586 (16%) primarily as a result of a decrease in gross profit of $572,194 in Surge Blockchain LLC that offset the gross profit gains from the addition of the ECS revenues.

Costs and expenses during the three months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Depreciation and amortization	$306,341	$17,926
Selling, general and administration	2,904,569	2,998,359
Total	$3,210,910	$3,016,285

Depreciation and amortization increased $288,415 primarily as a result of the addition of the ECS assets.

Selling, general and administrative expenses during the three months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Telecom operations center	$757,502	$599,474
Professional services and consultants	201,185	977,831
Compensation	1,143,380	508,254
Webhosting/internet	172,155	152,066
Advertising and marketing	56,742	189,528
Other	573,604	571,204
Total	$2,904,568	$2,998,357

Selling, general and administrative costs (S, G & A) decreased by $93,789 (3%). The 2020 period includes $183,464 in expenses for the ECS companies that are not included in the 2019 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $599,474 in 2019 to $757,502 in 2020 primarily as a result of the contracting vendor providing additional services for Surge Blockchain, LLC and Surge Logics, Inc.

*	Professional services and consultants decreased to $201,185 in 2020 from $977,831 in 2019 primarily due to a reduction in the use of outside IT services on the SurgePays portal and outside management services.

*	Compensation increased from $508,254 in 2019 to $1,143,380 in 2020 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months and to replace the outside management services. The 2020 period includes $52,736 in expense of the ECS companies that are not included in the 2019 expenses.

*	Webhosting/internet costs increased to $172,155 in 2020 from $152,066 in 2019.

*

Advertising and marketing costs decreased to $56,742 in 2020 from $189,528 in 2019 primarily due to the Company reducing advertising and marketing costs while evaluating future advertising and marketing campaigns.

Other (expense) income during the three months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Interest, net	$(1,164,409)	$(20,767)
Change in fair value of derivative liability	212,851	-
Derivative expense	(33,239)	-
Gain on equity investment in Centercom	107,649	6,134
	$(877,148)	$(14,633)

Interest expense increased to $1,164,409 in 2020 from $20,767 in 2019 primarily due to an increase in total borrowings.

During the three months ended September 30, 2020, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the three months ended September 30, 2020 of $212,851. In addition, the Company recorded a derivative expense of $33,239 which represents the debt discount and derivative features that exceed the face value of the notes.

The gain on equity investment in Centercom of $107,649 in 2020 compared to $6,134 in 2019.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Revenues during the nine months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Revenue	$43,104,767	$12,295,058
Cost of revenue	39,422,776	7,814,614
Gross profit	$3,681,991	$4,480,444

Revenue increased $30,809,709 (251%) primarily as a result of the addition of the ECS revenues of $27,081,145 and an increase of $9,271,269 in Surge Logics LLC offset by decreases of $3,830,138 in True Wireless, Inc. and $3,859,775 in Surge Blockchain LLC while gross profit decreased $798,453 (18%) primarily as a result of a decreases in gross profit of $1,369,410 in True Wireless, Inc. and $900,695 of Surge Blockchain LLC that offset the gross profit gains from the increased revenues of the other subsidiaries.

Costs and expenses during the nine months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Depreciation and amortization	$876,152	$39,050
Selling, general and administration	11,138,464	9,222,923
Total	$12,014,616	$9,261,973

Depreciation and amortization increased $837,102 primarily as a result of the addition of the ECS assets.

Selling, general and administrative expenses during the nine months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Telecom operations center	$2,121,225	$1,625,774
Professional services and consultants	2,435,970	2,880,825
Compensation	2,657,875	1,326,821
Webhosting/internet	533,569	457,996
Advertising and marketing	209,699	1,079,715
DRIP fees	-	547,000
Bad debt expense	1,633,575	7,841
Other	1,546,551	1,296,951
Total	$11,138,464	$9,222,923

Selling, general and administrative costs (S, G & A) increased by $1,915,540 (21%). The 2020 period includes $612,943 in expenses for the ECS companies that are not included in the 2019 expenses. The detail changes are discussed below:

*	Telecom operations center expenses increased from $1,625,774 in 2019 to $2,121,225 in 2020 primarily as a result of the contracting vendor providing additional services for Surge Blockchain, LLC and Surge Logics, Inc.

*	Professional services and consultants decreased to $2,435,970 in 2020 from $2,880,825 in 2019 primarily due to outside IT services on the SurgePays portal and a decrease in the use of outside management services. The 2020 period includes $164,289 in expenses of the ECS companies that are not included in the 2019 expenses.

*	Compensation increased from $1,326,821 in 2019 to $2,657,875 in 2020 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months and to replace the outside management services. The 2020 period includes $157,805 in expense of the ECS companies that are not included in the 2019 expenses.

*	Webhosting/internet costs increased to $533,569 in 2020 from $457,996 in 2019.

*	DRIP fees decreased from $547,000 for the nine months ended September 30, 2019 to $0 for the nine months ended September 30, 2020, as a result of the Company entering into a Distributive Resolution & Integration Program (“DRIP”) with the Asian American Trade Association (“AATAC”) to provide products and services for up to 40,000 locations in 2019. The DRIP fees were a one-time location activation fee.

*	Advertising and marketing costs decreased to $209,699 in 2020 from $1,079,715 in 2019 primarily due to the Company reducing advertising and marketing costs while evaluating future advertising and marketing campaigns.

*	Bad debt expense increased to $1,633,575 in 2020 from $7,841 in 2019 primarily due to the Company’s evaluation of the receivables generated during the initial rollout of the SurgePays portal and providing an appropriate allowance for bad debts.

*	Other costs increased to $1,546,551 in 2020 from $1,296,951 in 2019 primarily due to an increase in fidelity, cyber security and professional liability insurance required for the issuance of the SurgePays Visa debit card, shareholder communications and travel. The 2020 period includes $217,231 in expenses of the ECS companies that are not included in 2019 expenses.

Other (expense) income during the nine months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019
Interest, net	$(2,348,175)	$(93,157)
Change in fair value of derivative liability	405,413	-
Derivative expense	(529,294)	-
Gain on equity investment in Centercom	252,985	70,909
Gain (loss) on settlement of liabilities	2,556,979	(466,187)
Other income	10,000	-
	$347,908	$(488,435)

Interest expense increased to $2,348,175 in 2020 from $93,157 in 2019 primarily due to an increase in total borrowings.

During the nine months ended September 30, 2020, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the nine months ended September 30, 2020 of $405,413. In addition, the Company recorded a derivative expense of $529,294 which represents the debt discount and derivative features that exceed the face value of the notes.

The gain on equity investment in Centercom of $252,985 in 2020 compared to $70,909 in 2019.

During the nine months ended September 30, 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a loss on settlement of $507,000. During the nine months ended September 30, 2020, the Company settled outstanding liabilities through the issuance of 8,150,000 shares of Common Stock and recorded a gain on settlement of $2,556,979.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At September 30, 2020 and December 31, 2019, our current assets were $1,175,121 and $3,574,885, respectively, and our current liabilities were $11,970,664 and $7,054,124, respectively, which resulted in a working capital deficit of $10,773,543 and $3,479,239, respectively.

Total assets at September 30, 2020 and December 31, 2019 amounted to $7,635,786 and $9,986,373, respectively. At September 30, 2020, assets consisted of current assets of $1,175,121, net property and equipment of $249,871, net intangible assets of $4,406,497, goodwill of $866,782, equity investment in Centercom of $456,685, and operating lease right of use asset of $419,372, as compared to current assets of $3,574,885, net property and equipment of $294,616, net intangible assets of $4,769,117, goodwill of $866,782, equity investment in Centercom of $203,700, operating lease right of use asset of $210,816 and other long-term assets of $66,457 at December 31, 2019.

At September 30, 2020, our total liabilities of $16,566,277 increased $1,880,289 from $14,685,988 at December 31, 2019.

At September 30, 2020, our total stockholders’ deficit was $8,908,491 as compared to $4,699,615 at December 31, 2019. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $7,984,717 offset by equity issuances during 2020.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2020 and 2019.

	2020	2019

Net cash used in operating activities	$(3,377,619)	$(4,987,079)
Net cash used in investing activities	10,812	(222,000)
Net cash provided by financing activities	3,442,082	4,908,370
Net change in cash and cash equivalents	$75,275	$(300,709)

At September 30, 2020, the Company had the following material commitments and contingencies.

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

Liquidity – The Company had a net loss of approximately $7.9 million for the nine months ended September 30, 2020. As of September 30, 2020, the Company had cash and working capital deficit of approximately $421,000 and $10.8 million, respectively.

Management’s ability to pivot in 2020 due to the Coronavirus allowed the Company to finalize enhancements to both the SurgePays and Logics Intake platforms, resulting in improved end user control on product logistics. The Company also overhauled its entire customer service platform and standard operating procedures to ensure rapid growth success. Management continued efforts to source products for our client base, including an exclusivity to provide gift card distribution at all locations.

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

To support the significant growth inflection, the Company has reorganized its human resources department, including building the administrative, legal and finance office in Bartlett, TN and the operations center in El Salvador which will be able to now host 300 employees. Management believes the Company now has the ability to scale to support its expected growth in 2020, which was a major goal for fiscal year 2019. During the year ended December 31, 2019 and the nine months ended September 30, 2020, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management in order to enhance the business by creating operating efficiencies and controlling costs. Lastly, the Company has significantly restructured its balance sheet to be an effective platform for growth as the Company continues to work towards listing on the Nasdaq Capital Market in the near term. There can be no assurances the Company will be successful in achieving a listing on the Nasdaq Capital Market in the near term.

In March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations.

These factors, among others, were addressed by management in determining whether the Company could continue as a going concern. The Company projects that it should be cash flow positive by the end of Quarter 1  2021 through increased cash flow from ongoing operations the collection of outstanding receivables and the restructuring of the current debt burden. While management believes it is more likely than not the Company has the ability to continue as a going concern, this is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2020. Our management has determined that, as of September 30, 2020, the Company’s disclosure controls and procedures are not effective due to a lack of segregation of duties, lack of an audit committee, and lack of documented controls. The Company has undergone a complete change of management and is in process of developing the necessary controls and procedures.

Changes in internal control over financial reporting

The Company’s principal executive officer and principal financial officer determined that the Company’s disclosure controls and procedures were not effective due to a lack of segregation of duties, lack of an audit committee and lack of documented controls. There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2020, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer				X
32.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.

Date: November 16, 2020	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

