Form 10-K
period 2020-12-31
SurgePays, Inc.
filed 2021-04-02
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52522

SURGEPAYS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0550352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3124 Brother Blvd, Suite 104, Bartlett, TN	38133
(Address of Principal Executive Offices)	(Zip Code)

(901) 302-9587 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of March 31, 2021, the Company had 147,917,608 shares of its common stock, par value $0.001 per share, outstanding.

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $27,157,139 based on $0.24 (on a post-reverse stock split basis), the closing price of the registrant’s common stock, par value $0.001 per share on that date.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential growth or growth prospects, future research and development, sales and marketing and general and administrative expenses, and our objectives for future operations, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Annual Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Annual Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Annual Report and the documents that we reference herein and have filed with the SEC as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

ii

PART I

ITEM 1. BUSINESS

Business Overview

SurgePays, Inc. (“SurgePays,” “we”, “our” or “the Company”), incorporated in Nevada on August 18, 2006, is a technology-driven company building a next generation supply chain software platform that can offer wholesale goods and services more cost efficiently than traditional and existing wholesale distribution models.

Our current focus is offering wholesale goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores providing goods and services primarily to the underbanked community. We leverage Direct Store Delivery and the cost saving efficiencies of direct e-commerce to provide as many commonly sold consumable products as possible while increasing profit margins for these stores. These products include herbal stimulants, energy shots, dry foods, communication accessories, novelties, PPP products, bagged snacks, processed meats, automotive parts and many more goods, all in one convenient wholesale e-commerce platform.

Surge Marketplace Software

SurgePays Blockchain Software is a multi-purpose e-commerce platform offering wholesale goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores providing goods and services primarily to the underbanked community. The merchant or clerk is able to use the portal interface – similar to a website – with image driven navigation to add wireless minutes to any prepaid wireless carrier’s phone and access to other services such as bill payment and loading debit cards. We believe what makes us unique is that it also offers the merchant the ability to order wholesale consumable goods at a significant discount from traditional distributors through the portal with one touch ease. We are essentially a wholesale e-commerce storefront that offers products direct from manufactures while cutting out the middleman. The goal of the SurgePays Portal is to leverage the competitive advantage and efficiencies of direct e-commerce to provide as many commonly sold consumable products as possible to convenience stores, corner markets, bodegas, and supermarkets while increasing profit margins for these stores. These products include herbal stimulants, energy pills and shot drinks, dry foods, communication accessories, novelties, PPP products, bagged snacks, processed meats, automotive parts and many more goods, all in one convenient wholesale e-commerce platform.

ECS

Electronic Check Services (“ECS”) has been a financial technology tech and wireless top-up platform for over 15 years. On October 1, 2019, we acquired ECS primarily for the favorable ACH banking relationship. ECS is a fintech transactions platform processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The goal was to incorporate our blockchain components into the existing EGS network. After a year of development and integration, we believe the ECS platform has been successfully merged into our platform with secure ledger data backups and will continue to serve as the proven backbone for wireless top-up transactions and wireless product aggregation.

LocoRabbit Wireless

LocoRabbit Wireless offers prepaid wireless plans with talk, text, and 4G LTE data at prices that average 30% – 50% lower than competitors. Available nationwide, LocoRabbit Wireless is sold online direct to consumers and by a nationwide network of convenience stores, gas stations, mini-marts, bodegas and tiendas connected to our software platform. Due to controlling the wireless company and the payment platform. We are able to exclusively offer an industry high commission to the retailer for top-ups paid monthly at the client’s store.

True Wireless

True Wireless is licensed through the United States Federal Communications Commission to provide Lifeline Service (subsidized wireless service to qualifying low-income customers) in 5 states. Utilizing the T-Mobile wireless backbone, True Wireless provides discounted and free wireless service to veterans and other disadvantaged customers who qualify for certain federal programs such as SNAP (EBT) and Medicaid.

Surge Logics

Surge Logics, Inc. (“Logics”) is a performance-driven marketing firm focused on the mass tort industry for attorneys and law firms. We primarily perform client acquisition and retention services for attorneys and law firms by operating highly-scalable digital marketing campaigns, called performance campaigns, using our proprietary technology and data-driven analytics. These performance campaigns, and the related follow-up by our experienced in-house team, enable our attorney and law firm advertising clients to more effectively and economically connect with potential clients they are seeking to represent in existing or planned litigation. Our proven strategy of delivering cost-effective lead acquisitions and retained cases to our attorney and law firm clients means those clients are better able to manage their media and advertising budgets and reach targeted audiences more quickly and effectively.

Our customized performance campaign offers are targeted at clients interested in completing signed retainers. The first step is to understand the specific criteria of our client. After this, we proceed to generate consumer traffic to our digital media platforms or our clients’ media platforms. Although there is no assurance of generating revenue from this move, we go all the way, bearing all the costs and risks involved. When we use our resources in acquiring consumer traffic, we want to help our clients amass cost-effective retained cases effectively. This, in turn, guarantees maximum profit margins for them.

Centercom

On January 17, 2019, we announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V. (“Centercom”). Centercom is a dynamic operations center currently providing the Company with sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Anthony N. Nuzzo, a director and officer and a 10% shareholder of our voting equity has a 50% interest in Centercom. Centercom also provides call center support for various third-party clients. Centercom is based in El Salvador.

The strategic acquisition of a bilingual operations hub has powered the Company’s rapid growth and revenue. Centercom has been built to support the infrastructure required to rapidly scale in synergy and efficiency to support the Company’s sales growth, customer service and development.

Centercom manages or supports the following processes:

●	Sales and Contract Processing;

●	Customer Service and Support;

●	Software Development and Integration;

●	Data Processing and Programming;

●	Multimedia and Graphic Design Services;

●	Email and Live Chat Support;

●	Merchant Support and Onboarding; and

●	Lead Generation and Live Transfer.

Experienced Leadership Team

Our management team consists of 4 executives with over 20 years in the prepaid wireless, underbanked and convenience store distribution industry while presiding over companies with a collective revenue run of over $2 Billion. Our finance team is led by a CFO with a background in private equity backed, and publicly traded companies ranging from $100 million to over $1.3 billion in annual revenue while our software development team is led by a CTO who got his start in the early days of operating systems. The combination of operating skills from our management team with the experience of successfully leading major multi-million-dollar, multinational companies give our organization a significant strength relative to most small- and medium-sized beverage companies.

Growth Strategies

Our primary long-term goal is to become a top provider of goods and services to independently owned retail stores across the country. We intend to achieve this goal by driving organic growth and acquisitions behind our existing portfolio of life enhancing underbanked products, in all major markets and regions, through an aligned network of retailer and ISO partners.

Our key growth strategies include the following:

●	developing a powerful, performance-oriented, and metric-driven organizational culture;

●	developing sales/trade tool kits to empower our sales force network and ISOs to engage with customers nationwide;

●	developing brand/marketing tool kits for current and new brands and segments;

●	expanding distribution of same store sales with current clients, while adding new clients;

●	strengthening our supply chain to achieve best in class costs, on-time/as promised logistics and superior customer service;

●	improving gross product margins with rearchitected cost of goods sold, improved efficiency, and improved net revenue with new products;

●	continuous development and improvements to our software platforms improving efficiencies and overall clients experience

●	upgrading infrastructure, systems and processes with enterprise resource planning systems, improved financial reporting, operating expense control, and strengthened key metrics and accounting and control procedures; and

●	strengthening our financial foundation via accessing the capital markets, solidifying long-term banking partners and facilities, and pursuing transformative organic and acquisitory growth.

SurgePays’ strategy for increasing revenues is based on developing, maintaining, and expanding our nationwide network of retail stores. Our relationship-driven approach to selling along with providing many of the top selling products at a wholesale discount greater than traditional distributors gives management confidence of continued growth into the foreseeable future.

Sales and Marketing

Sales Growth will be through both acquisition and organic means:

Acquisitions

A key part of our business strategy includes acquiring companies to support our growth and enhance our product portfolio. Our acquisition strategy has two channels.

●	We will acquire existing distributors of products with a sales network of stores. Upon acquisition, we will maximize the relationship with this store base by upselling our additional product offerings while utilizing the efficiencies and economies of scale from our core business to increase profit.

●	We will acquire manufacturers of products that are either currently sold to our target based of stores, or regionally established companies that we can take nationwide, increasing exposure and thus increasing profits margins. This channel will also increase our competitive advantage by exclusively offering certain products and or offering these products at a discount compared to traditional distributors.

Organic – Sales team

Our business strategy of organically expanding our network of retail locations, or points of distribution, also includes the following two channels:

●	We currently have an in-house sales and merchandising team, whose compensation is highly variable and highly performance-based. Each salesperson has individual targets for increasing “base” volume through distribution expansion, and “incremental” volume through promotions and other in-store merchandising and display activity. As distribution to new major customers, new major channels, or new major markets increases, we will expand the sales and marketing team on a variable basis.

●	We will utilize the Independent Sales Organizations model similar to credit card processing vendors. These independent contractors represent various non-competing products and or already cover a sales route. While traveling or through a network of existing relationships, they sign up new stores to the SurgePays platform and are compensated a commission for ongoing sales.

Disrupting the Supply Chain

The traditional distribution components of transportation, warehousing, profit, and labor normally accounts for 25% of the retail cost of a product sold in convenience stores. The value proposition is realized by us through eliminating the markup the old-school supply chain adds to the wholesale price of goods. With Direct Store Delivery (DSD), goods can be taken to the retailer directly from the manufacturer and this will invariably reduce the cost price of the product to the store owner. Store owners can make their orders using one-click ordering on our software interface to get commonly sold wholesale products shipped directly to them. We have established models and programs to market and sell these products or services of our stores. We have the capability and capacity to scale significantly quick to bring approved products into stores nationwide.

Competition

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. Most traditional convenience store distributors are companies that have been in business for over 50 years and utilize the historical “manufacturing plant to truck to warehouse to truck to store” logistics model. However, we believe that with our diverse product line, better efficiencies resulting in lower wholesale cost of goods sold, we have the ability to obtain a large market share and continue to generate sales growth and compete in the industry. The principal competitive factors in all our product markets are technical features, quality, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the region. We believe using our direct store distribution model nationwide will open significant opportunities for growth.

The markets in which we operate can be generally categorized as highly competitive. In order to maximize our competitive advantages, we continue to expand our product portfolio to capitalize on market trends, changes in technology and new product releases. Based on available data for our served markets, we estimate that our market share of the convenience store sales business at this time is less than 1%. A substantial acquisition would be necessary to meaningfully and rapidly change our market share percentage.

Distributors generally do not have a broad set of product and service offerings or capabilities, and no single distributor currently provides all the top selling consumables while offering products and services to enhance the lifestyle of the underbanked such as prepaid wireless, gift cards, bill payment and reloadable debit cards. We believe this creates a significant opportunity for a dynamic paradigm shift to a nationwide wholesale e-commerce platform.

Nationwide Product Deployment

The SurgePays Blockchain platform streamlines the process for bringing products directly to the retail store. Our sales protocols have been tested and proven transferable from one product offering to another while ultimately providing our network of stores with better pricing and a larger product selection.

Competitive Edge

Our competitive edge is simple; we have the ability through our software platform, along with our relationships, capacity, efficiency, economies of scale and experience necessary to bring our products or services to market in an effective and efficient manner to ensure success. Our blockchain platform streamlines the process for bringing products directly to the targeted retail store. Our sales protocols have been tested and proven transferable from one product offering to another while ultimately improving our target stores with better pricing and more product selection.

Our strategy for increasing revenues is based on developing, maintaining, and expanding our nationwide network of retail stores. Our relationship-driven approach to selling along with providing many of the top selling c-store products at a wholesale discount greater than traditional distributors gives management confidence of continued growth into the foreseeable future.

Research and Development Activities

We conduct research and development on an ongoing basis, including new and existing products to offer and software product development to ensure we are delivering the most efficient, secure, and fast transactions at the store level. The SurgePays software platform is housed on the Amazon Web Service Cloud for redundancy, stability, and reliability. Traditionally, convenience stores are high volume and fast paces stores where space at the register is at a premium, thus leaving no room for a computer so wireless top-ups or cell phone activations are done over a Verifone terminal traditionally used for processing credit cards. We believe that our future success will depend in part upon our ability to continue the enhancement of our software platform and application to transact via tablets and other smaller devices while developing new products that meet or anticipate such changes in our served markets. Many of the stores we serve are now connected to the internet. This has allowed us to innovate our software to be more adaptive to equipment that is more compatible with the space constraints of the register area in a store.

Much of the development for specific products we offer is done by the manufacturers and is dictated by market conditions. For example: When the iPhone 12 was released, we simply added iPhone 12 chargers and adapters to its suite of smartphone accessories. Our continuity is secure due to our ability to adapt through adding new products seamlessly.

Seasonality

We experience some seasonality whereby the peak tax season months show a higher level of sales and consumption. However, the structure of our business and range of products in our portfolio mitigate any major fluctuations. Our revenue during the peak tax season months in the spring have historically been approximately 5% greater than the peak other months, and as our product portfolio continues to expand, the level of seasonal peaks we expect to diminish.

Employees

As of March 31, 2021 we had 30 full-time employees and 1 part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe that relationship with our employees to be good.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Where You Can Find More Information

Our website address is www.surgepays.com. We do not intend for our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Form 10-K. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Corporate Information

We were previously known as North American Energy Resources, Inc. and KSIX Media Holdings, Inc. Prior to April 27, 2015, we operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, NAER. On April 27, 2015, NAER entered into a Share Exchange Agreement with KSIX Media whereby KSIX Media became a wholly-owned subsidiary of NAER and which resulted in the shareholders of KSIX Media owning approximately 90% of the voting stock of the surviving entity. While we continued the oil and gas operations of NAER following this transaction, on August 4, 2015, we changed its name to KSIX Media Holdings, Inc. On December 21, 2017, we changed its name to Surge Holdings, Inc. to better reflect the diversity of its business operations. We changed its name to SurgePays, Inc. on October 29, 2021.

Historically, we operated through its direct and indirect subsidiaries: (i) KSIX Media, Inc., incorporated in Nevada on November 5, 2014; (ii) KSIX, LLC, a Nevada limited liability company that was formed on September 14, 2011; (iii) Surge Blockchain, LLC, formerly Blvd. Media Group, LLC, a Nevada limited liability company that was formed on January 29, 2009; (iv) DigitizeIQ, LLC an Illinois limited liability company that was formed on July 23, 2014; (v) Surge Cryptocurrency Mining, Inc., formerly North American Exploration, Inc., a Nevada corporation that was incorporated on August 18, 2006 (since January 1, 2019, this has been a dormant entity that does not own any assets); (vi) Surge Logics Inc, an Nevada corporation that was formed on October 2, 2018; (vii) True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC); (viii) Surge Payments, LLC, a Nevada limited liability company; (ix) Surgephone Wireless, LLC, a Nevada limited liability company; and (x) SurgePays Fintech, Inc., a Nevada limited liability company. On January 22, 2021, the issued and outstanding equity securities of DIQ and KSIX were transferred to Logics and became wholly-owned subsidiaries of Logics.

Historically, our principal business has been digital advertising and lead generation through two of its wholly owned subsidiaries—DIQ, which is a full-service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits and KSIX, which is an Internet marketing company and has an advertising network designed to create revenue streams for its affiliates and to provide advertisers with increased measurable audience. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manage offer tracking, reporting and distribution.

Our current focus is offering wholesale goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores providing goods and services primarily to the underbanked community. SurgePays leverages Direct Store Delivery and the cost saving efficiencies of direct e-commerce to provide as many commonly sold consumable products as possible while increasing profit margins for these stores. These products include herbal stimulants, energy shots, dry foods, communication accessories, novelties, PPP products, bagged snacks, processed meats, automotive parts and many more goods, all in one convenient wholesale e-commerce platform.

Historically, our principal business has been digital advertising and lead generation through two of its wholly owned subsidiaries—DIQ, which is a full-service digital advertising agency specializing in survey generation and landing page optimization specifically designed for mass tort action lawsuits and KSIX, which is an Internet marketing company and has an advertising network designed to create revenue streams for its affiliates and to provide advertisers with increased measurable audience. KSIX has an online advertising network that works directly with advertisers and other networks to promote advertiser campaigns and manage offer tracking, reporting and distribution.

Corporate Information

Our executive offices are located at 3124 Brother Blvd, Suite 410, Bartlett, TN 38133, and our telephone number is (800) 760-9689. Our website is www.surgepays.com. Our website and the information contained in, or accessible through, our website will not be deemed to be incorporated by reference into this Form 10-K and does not constitute part of this Form 10-K.

ITEM 1A. RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Form 10-K before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

RISKS RELATED TO OUR COMPANY

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our operations are subject to regulation by the FCC and other federal, state and local agencies. These regulatory regimes frequently restrict or impose conditions on our ability to operate in designated areas and provide specified products or services. We are frequently required to maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are often involved in regulatory and other governmental proceedings or inquiries related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our operations, or the reviews by federal or state courts of regulatory rulings. Without relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services. Similarly, we cannot guarantee that we will be successful in obtaining the licenses needed to carry out our business plan or in maintaining our existing licenses. For example, the FCC grants wireless licenses for terms generally lasting ten (10) years, subject to renewal. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our business, results of operations and financial condition.

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

●	Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection. A new privacy law scheduled took in California in 2020, also could have a significant impact on certain of our businesses.

●	Regulation of broadband Internet access services - In its 2015 Title II Order, the FCC nullified its longstanding “light touch” approach to regulating broadband Internet access services and “reclassified” these services as telecommunications services subject to utilities-style common carriage regulation. The FCC repealed the 2015 Title II Order in December 2017 and returned to its traditional light-touch approach for these services. The 2017 order has been appealed to the D.C. Circuit; the outcome and timing of this appeal or any other challenge remains uncertain. Several states have also adopted or are considering adopting laws or executive orders that would impose net neutrality and other requirements on some of our services (in some cases different from the FCC’s 2015 rules). The enforceability and effect of these state rules is uncertain.

●	“Open Access” - we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services.

The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

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

Our industries are rapidly changing as new technologies are developed that offer consumers an array of choices for their communications needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints on our introduction of new services. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected. Additionally, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

Unfavorable global economic, business, or political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, including the impact of health and safety concerns, such as those relating to the current COVID-19 coronavirus (“COVID-19”) pandemic.

On January 30, 2020 the World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.

Additionally, the global financial crisis in connection with the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including reduction in revenue stream across all segments of the Company . Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If we are unable to maintain effective disclosure controls and procedures, or if there are identified significant deficiencies or material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. In addition, investors may lose confidence in our reported information and the market price of our Common Stock may decline.

If we are unable to obtain additional financing, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We need substantial capital to implement our sales distribution strategy for our current products, strategic acquisitions to maximize existing technologies to create opportunities to create synergy and opportunity. Our capital requirements will depend on many factors, including but not limited to:

●	the problems, delays, expenses, and complications frequently encountered by early-stage companies;

●	market acceptance of our products; and

●	the success of our sales and marketing programs.

If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

●	severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business;

●	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or

●	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

Our success is substantially dependent on the continued service of our senior management.

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO), Kevin Brian Cox, our Chief Financial Officer (“CFO”), Tony Evers, and President, Anthony P. Nuzzo. We do not carry key person life insurance on any of its management, which would leave us uncompensated for the loss of any of its management. The loss of the services of any of our senior management could make it more difficult to successfully operate our business and achieve our business goals. In addition, our failure to retain qualified personnel in the diverse areas required for continuing its operations could harm our product development capabilities and customer and employee relationships, delay the growth of sales of our products and could result in the loss of key information, expertise or know-how.

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

Mr. Cox currently owns approximately 62% of our outstanding voting equity and, on a fully diluted basis, based on the conversion feature of the Series A and Series C Convertible Preferred Stock, 54% of our shares outstanding. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Cox is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Cox may have interests that are different from yours. For example, Mr. Cox may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Cox could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

Centercom, our subsidiary, operates in El Salvador. Doing business in El Salvador, and in Latin America generally, involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in El Salvador that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate in El Salvador or significantly reduce customer traffic, product demand and the expected profitability of such operations.

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

Our Board has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our Common Stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our Common Stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters requiring shareholders vote and might dilute the book value of our Common Stock. You may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our Common Stock.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. These forward-looking statements contain information about our expectations, beliefs or intentions regarding our product development and commercialization efforts, business, financial condition, results of operations, strategies or prospects, and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements may be identified by words such as “expects,” “plans,” “projects,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning.

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Form 10-K.

Any forward-looking statement in this Form 10-K reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Form 10-K and the documents that we reference herein and therein and have filed as exhibits hereto and thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Form 10-K also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We presently occupy space at 3 locations: 3124 Brother Blvd, Suite 410, Bartlett, TN 38133, (This building is owned by an entity owned by Mr. Cox, our CEO and Chairman and the controlling shareholder of the Company), 1375 E Woodfield Road, Schaumburg IL 60173 and1615 S Ingram Mill, Building B, Springfield, Missouri 65804.

We will acquire additional office space as its needs warrant.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

The following is summary of threatened, pending, asserted or un-asserted claims against us or any of its wholly owned subsidiaries.

1.	Regulatory matter before the Corporation Commission of Oklahoma: Oklahoma Corporation Commission v True Wireless, Inc., Cause No. PUD 202000038

On February 14, 2020, the Oklahoma Corporation Commission filed a complaint against True Wireless, Inc., related to a compliance dispute. The Oklahoma Corporation Commission has taken issue with some subscribers enrolled outside the designated service area. Local counsel is preparing filing of exceptions and Motion for Hearing En Banc in before Oklahoma Corporation Commission. The Oklahoma Corporation Commission is seeking a substantial fine in excess of $100,000.00 and revocation of its license in Oklahoma.

2.	Global Reconnect, LLC and Terracom, Inc. v. Jonathan Coffman, Jerry Carroll, True Wireless, & Surge Holdings: In the Chancery Court of Hamilton County, TN, Docket # 20-00058, filed on Jan 21, 2020.

On January 21, 2020, A complaint was filed related to a noncompetition dispute. Terracom believes Jonathan and Jerry are in violation of their non-compete agreements by working for us and True Wireless, Inc. Oklahoma and TN do not adhere to non-competes and are not usually successful when in court, as such we believe it has a strong case against Terracom. The matter is entering the discovery process. Both Jerry Carroll and Jonathan Coffman are no longer working for True Wireless in sales. Carroll is no longer employed by the Company or any of its affiliates and Coffman works for SurgePays, Inc., but not in sales of wireless. The complaint requests general damages plus fees and costs for tortious interference with a business relationship in their prayer for relief. They have made no written demand for damages at this point in time. This matter is simply an anti-competitive attempt by Terracom to cause distress to True Wireless.

3.	Unimax Communications, LLC vs True Wireless and Surge Holdings, Inc., USDC, Central District of California Filed May 21, 2019, Case # 8:19-cv-00968

On May 21, 2019, a complaint was filed related to a breach of contract dispute, alleging Unimax Communications, LLC sold defective phones to True Wireless which were not paid for by True Wireless, resulted in default and entry of judgment in the amount of $767,291, plus fees and costs in enforcing the judgment entered against True Wireless and us.

4.	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A:

On March 23, 2020, a complaint was filed related to a breach of contract dispute. The complaint was brought by a factoring company regarding Account Stated and Open Account claims against us. We have filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The matter is currently in discovery. Juno Financial, a factoring company, is seeking in excess of $1,700,000.00. Surge never received any goods in this matter and has never owned or possessed the goods in this matter.

With the exception of the foregoing, we are not involved in any disputes and do not have any litigation matters pending. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our Common Stock, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the trading symbol “SURG”. The Company’s shares began trading on July 24, 2007.

As of March 1, 2021, there were approximately 1,885 holders of record of our Common Stock. The last reported sales price for our Common Stock as reported on the OTCQB on March 31, 2021 was $0.25.

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

As of March 31, 2021, there were 147,917,608 shares of Common Stock issued and outstanding.

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

As of December 31, 2019, and December 31, 2018, there were 13,000,000 and 13,000,000 shares of Series A issued and outstanding, respectively.

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

As discussed in Note 1 to our audited financial statements, on January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom. Upon execution of the agreement, the Company issued 72,000 shares of Preferred C stock (convertible into 18,000,000 shares of common stock) to a director, officer and minority owner of the Company who has a 50% interest in Centercom. The Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets.

On February 15, 2019, Carter Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock.

As of December 31, 2020, and December 31, 2019, there were 721,598 shares of Series C issued and outstanding, respectively.

Transfer Agent

The transfer agent of our Common Stock is VStock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Holders

As of March 1, 2021, there were approximately 1,885 registered holders of record of our Common Stock, 3 holders of record of our Series A Convertible Preferred Stock and 4 holders of record of our Series C Convertible Preferred Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in “Part I – Item 1A. Risk Factors.”

Business Overview

SurgePays, incorporated in Nevada on August 18, 2006, is a technology-driven company building a next generation supply chain software platform that offers wholesale goods and services in a cost-efficient manner as an alternative to traditional wholesale supply chain distribution models. We offer goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores, providing goods and services primarily to the underbanked community. Our products are currently distributed nationwide using our direct to store distribution (“DSD”) system that reaches more than 8,000 outlets. We market our products using a range of marketing mediums, including in-store merchandising and promotions, experiential marketing, sales spiffs and incentives, digital marketing and social media, and internal regional salespeople.

SurgePays Blockchain Software

SurgePays Blockchain Software is a multi-purpose e-commerce platform offering wholesale goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores providing goods and services primarily to the underbanked community. SurgePays leverages Direct Store Delivery (DSD) and the cost saving efficiencies of e-commerce to provide our customers as many commonly-sold consumable products as possible with a focus on increasing profit margins. These products include herbal stimulants, energy shots, dry foods, CBD products, communication accessories, novelties, PPP products, bagged snacks and food items, automotive parts and many more goods, all through one convenient wholesale e-commerce platform.

Surge Marketplace Software

Surge Marketplace Software allows the merchant to use the portal interface, which is similar to a website, with image driven navigation to add wireless minutes to any prepaid wireless carrier’s phone and access to other services such as bill payment and loading debit cards. We believe what makes SurgePays unique in that it also offers the merchant the ability to order wholesale consumable goods at a discount through the portal with one touch ease. SurgePays is essentially a wholesale e-commerce storefront that offers products direct from manufactures. The goal of the SurgePays Portal is to leverage the competitive advantage and efficiencies of direct e-commerce to provide as many commonly-sold consumable products as possible to convenience stores, all through one convenient wholesale e-commerce platform.

Electronic Check Services (ECS)

ECS has been a financial technology tech and wireless top-up platform for over 15 years. On October 1, 2019, we acquired ECS primarily for the favorable ACH banking relationship; a fintech transactions platform processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The goal was to incorporate our blockchain components into the existing EGS network. After a year of development and integration, we believe the ECS platform has been successfully merged into our platform with secure ledger data backups and will continue to serve as the proven backbone for wireless top-up transactions and wireless product aggregation.

LocoRabbit Wireless

LocoRabbit Wireless offers prepaid wireless plans with talk, text, and 4G LTE data at prices that are lower than direct competitors. Available nationwide, LocoRabbit Wireless is sold online direct to consumers and by a nationwide network of convenience stores, gas stations, mini-marts, bodegas and tiendas connected to the SurgePays software platform. Due to our wireless payment platform, SurgePays is able to exclusively offer an industry high commission to the retailer for top-ups paid monthly at the client’s store.

True Wireless

True Wireless is licensed through the FCC to provide Lifeline Service (subsidized wireless service to qualifying low-income customers) in five (5) states. Utilizing the T-Mobile backbone, True Wireless provides discounted and free wireless service to veterans and other disadvantaged customers who qualify for certain federal programs such as SNAP (EBT) and Medicaid.

Surge Logics

Surge Logics, Inc. is wholly owned subsidiary that operates as a performance-driven marketing firm focused on the mass tort industry for attorneys and law firms. We primarily perform client acquisition and retention services for attorneys and law firms by operating highly-scalable digital marketing campaigns, called performance campaigns, using our proprietary technology and data-driven analytics. These performance campaigns, and the related follow-up by our experienced in-house team, enable our attorney and law firm advertising clients to more effectively and economically connect with potential clients they are seeking to represent in existing or planned litigation. Our proven strategy of delivering cost-effective lead acquisitions and retained cases to our attorney and law firm clients means those clients are better able to manage their media and advertising budgets and reach targeted audiences more quickly and effectively.

Our customized performance campaign offers are targeted at clients interested in completing signed retainers. The first step is to understand the specific criteria of our client. After this, we proceed to generate consumer traffic to our digital media platforms or our clients’ media platforms. Although there is no assurance of generating revenue from this move, we go all the way, bearing all the costs and risks involved. When we use our resources in acquiring consumer traffic, we want to help our clients amass cost-effective retained cases effectively. This, in turn, guarantees maximum profit margins for them.

Centercom

On January 17, 2019, we announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V. (“Centercom”). Centercom is a dynamic operations center currently providing sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Our Centercom team is based in El Salvador. Anthony N. Nuzzo, a director and officer and the holder of approximately 10% of our voting equity has a controlling interest in Centercom Global. Centercom also provides call center support for various third-party clients.

The strategic partnership with Centrecom as a bilingual operations hub has powered our growth and revenue. Centercom has been built to support the infrastructure required to rapidly scale in synergy and efficiency to support our sales growth, customer service and development.

Centercom manages or supports the following processes:

●	Sales and Contract Processing;

●	Customer Service and Support;

●	Software Development and Integration;

●	Data Processing and Programming;

●	Multimedia and Graphic Design Services;

●	Email and Live Chat Support;

●	Merchant Support and Onboarding; and

●	Lead Generation and Live Transfer.

COMPARISON OF YEAR ENDED DECEMBER 31, 2020 AND 2019

Revenues during the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Revenue	$54,406,788	$25,742,941
Cost of revenue (exclusive of depreciation and amortization)	51,938,111	22,623,521
Gross profit	$2,468,677	$3,119,420

Revenue increased $28,663,847 (111%) primarily as a result of the increase of the ECS revenues of $24,094,753 and an increase of $9,195,691 in revenues from Surge Logics offset by decreases of $3,044,411 in True Wireless, Inc. and $3,697,947 in Surge Blockchain LLC. Gross profit decreased by $650,743 (21%) primarily as a result of a decreases in gross profit of $201,847 in True Wireless, Inc. and $765,572 of Surge Blockchain LLC that offset the gross profit gains from the increased revenues of the other subsidiaries.

Costs and expenses during the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Depreciation and amortization	$1,173,369	$227,322
Selling, general and administration	11,440,976	10,660,126
Total	$12,614,345	$10,887,448

Depreciation and amortization increased $946,047 primarily as a result of the addition of the ECS assets. The asset purchase agreement dated September 27, 2019 created an intangible asset. The amortization of this was recorded for a full year in 2020 and only 3 month in 2019.

Selling, general and administrative expenses during the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Contractors and consultants	$2,170,279	$2,134,202
Professional services	1,043,459	1,761,292
Compensation	3,605,624	1,895,932
Webhosting/internet	683,276	651,370
Advertising and marketing	273,031	1,116,046
DRIP fees	-	547,000
Bad debt expense	1,750,239	985,633
Other	1,915,068	1,568,651
Total	$11,440,976	$10,660,126

Selling, general and administrative costs (S, G & A) increased by $780,850 (7%). The 2020 period includes $554,386 in expenses for the ECS companies that are not included in the 2019 expenses. The detail changes are discussed below:

●	Contractors and consultants expense increased less than 2% from $2,134,202 in 2019 to $2,170,279 in 2020.

●	Professional services decreased $717,833 in 2020 primarily due to a decrease in the use of outside management services. The 2020 period includes $24,043 in expenses of the ECS companies that are not included in the 2019 expenses.

●	Compensation increased from $1,895,932 in 2019 to $3,605,624 in 2020 primarily as a result of the increase in staff support positions to support the expected increase in revenue in the coming months and to replace the outside management services. The 2020 period includes $158,095 in expense of the ECS companies that are not included in the 2019 expenses.

●	Webhosting/internet costs increased less than 5% to $683,276 in 2020 from $651,370 in 2019.

●	Distributive Resolution & Integration Program (“DRIP”) fees decreased from $547,000 in 2019 to $0 in 2020, as a result of the Company terminating a DRIP with the Asian American Trade Association to provide products and services for up to 40,000 locations in 2019. The DRIP fees were a one-time location activation fee.

●	Advertising and marketing costs decreased to $273,031 in 2020 from $1,116,046 in 2019 primarily due to the Company reducing advertising and marketing costs while evaluating future advertising and marketing campaigns.

●	Bad debt expense increased to $1,750,239 in 2020 from $985,633 in 2019 primarily due to the Company’s evaluation of the receivables generated during the initial rollout of the SurgePays portal and providing an appropriate allowance for bad debts.

●	Other costs increased to $1,915,068 in 2020 from $1,568,651 in 2019 primarily due to an increase in fidelity, cyber security and professional liability insurance, additional office space, shareholder communications and travel. The 2020 period includes $73,448 in expenses of the ECS companies that are not included in 2019 expenses.

Other (expense) income during the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Interest, net	$(3,383,996)	$(227,016)
Change in fair value of derivative liability	577,936	4,013
Derivative expense	(566,789)	-
Gain on equity investment in Centercom	210,912	25,192
Gain (loss) on settlement of liabilities	2,575,979	(481,187)
Other income	10,000	-
	$(575,958)	$(678,998)

Interest expense increased to $3,383,996 in 2020 from $227,016 in 2019 primarily due to an increase in total borrowings.

During the year ended December 31, 2020, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value in 2020 of $577,936. In addition, the Company recorded a derivative expense of $566,789 which represents the debt discount and derivative features that exceed the face value of the notes. The increase in derivative expense is the result of additional borrowings in 2020 with a default note conversion trigger.

The gain on equity investment in Centercom of $210,912 in 2020 compared to $25,192 in 2019.

During 2019, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a loss on settlement of $481,187. During 2020, the Company settled outstanding liabilities through the issuance of 8,150,000 shares of Common Stock and recorded a gain on settlement of $2,556,979.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At December 31, 2020 and 2019, our current assets were $1,251,029 and $3,574,885, respectively, and our current liabilities were $15,306,509 and $7,054,124, respectively, which resulted in a working capital deficit of $14,055,480 and $3,479,239, respectively. The decrease in current assets is a result of recognizing bad debt expense to write off uncollectible accounts receivable. The increase in current liabilities is the result of incurring additional debt in 2020 with payment terms less than one-year.

Total assets at December 31, 2020 and 2019 amounted to $7,325,071 and $9,986,373, respectively. The decrease in total assets is a result of recognizing bad debt expense to write off uncollectible accounts receivable. At December 31, 2020, assets consisted of current assets of $1,251,029, net property and equipment of $236,810, net intangible assets of $4,125,742, goodwill of $866,782, equity investment in Centercom of $414,612, and operating lease right of use asset of $368,638, as compared to current assets of $3,574,885, net property and equipment of $294,616, net intangible assets of $4,769,117, goodwill of $866,782, equity investment in Centercom of $203,700 and operating lease right of use asset of $210,816 at December 31, 2019. The operating lease right of use increased related to a new lease acquired in the ECS assets purchase agreement.

At December 31, 2020, our total liabilities of $18,051,037 increased $3,365,049 from $14,685,988 at December 31, 2019. The Company entered into several promissory notes during 2020, creating additional debt in 2020 over 2019.

At December 31, 2020, our total stockholders’ deficit was $10,725,966 as compared to $4,699,615 at December 31, 2019. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $10,721,626 offset by equity issuances during 2020.

We believe we will continue to incur net losses and do not expect positive cash flows from operations until the 4th quarter of 2021. At that time, we believe the impact of COVID-19 will have rescinded enough to allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2020 and 2019.

	2020	2019

Net cash used in operating activities	$(4,348,048)	$(6,533,141)
Net cash used in investing activities	8,354	(32,241)
Net cash provided by financing activities	4,645,649	6,466,810
Net change in cash and cash equivalents	$327,955	$(98,572)

As a result of increased financing activities in 2020, the cash increased in 2020 by $327,955.

At December 31, 2020, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 8 to the Condensed Consolidated Financial Statements.

Notes payable and long-term debt - See Note 9 to the Condensed Consolidated Financial Statements.

Convertible promissory notes - See Note 10 to the Condensed Consolidated Financial Statements.

Related party transactions - See Note 15 to the Condensed Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined has determined that, as of December 31, 2020, the Company’s disclosure controls are effective but the Company lacks segregation of duties similar to other companies our size.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this Form 10-K:

Directors and Executive Officers	Position/Title	Age

Kevin Brian Cox	Chief Executive Officer and Chairman	45
Anthony P. Nuzzo, Jr.	President and Director	51
Anthony Evers	Chief Financial Officer	57
David C. Ansani	Chief Administrative Officer	55
Carter Matzinger	Chief Strategic Officer	46
David N. Keys	Independent Director	64
David May	Independent Director	52
Jay Jones	Independent Director	43

Kevin Brian Cox – Chief Executive Officer and a Director – Mr. Cox has been Chief Executive Officer and a Director since July 2017. He also served as Chief Financial Officer of the Company from July 2017 to March 2018 and as President of the Company from July 2017 to February 2019. He was the majority owner of True Wireless from January 2011 through April 2018, when True Wireless became a wholly owned subsidiary of the Company. He became CEO of True Wireless on January 2011 and served in this capacity until December 2, 2018. Mr. Cox got his start in telecom in 2004 when he founded his first telephone company (CLEC). Through organic growth and acquisition, he ran 3 CLECs providing service to 200,000 residential subscribers and became the largest prepaid home phone company in the country before selling in 2009. Mr. Cox is a minority partner, investor and or stakeholder in several other technology companies including telecom, wireless and network transactions and has realized over $550,000,000 in sales from companies he has founded or acquired. Mr. Cox graduated from Murray State University with a B.A. in Economics.

Anthony P. Nuzzo Jr. – President , Chief Operating Officer and Director – Mr. Nuzzo has been the Chief Operating Officer and a director of the Company since July 2017. In February 2019, he was appointed President of the Company. In 1991 Mr. Nuzzo formed Nuzzo Enterprises, Inc. d/b/a Jackson Hewitt Tax Service, a tax franchise, and successfully expanded the company to include twenty-two locations spread over six counties in Chicago, IL and the Syracuse, NY area. In June 2003, Mr. Nuzzo became one of five co-founders and Managing Members to successfully launch Leading Edge Recovery Solutions, LLC., which, in 2008, was ranked 21st in the U.S. within the Financial Services Industry by the Inc. 500 Fastest Growing Private Companies Annual Publication received the honor of Inc. 500 Fastest Growing Private Companies Annual Publication being Ranked 346 overall by Inc. In 2009, Mr. Nuzzo left for a new challenge and purchased Glass Mountain Capital, LLC. Mr. Nuzzo set out to create an Accounts Receivable Management company that focused on helping the consumer while achieving goals set by the clients. In early 2017, Mr. Nuzzo successful launched a near shore BPO, Centercom Global, BPO in Central America. Centercom will give all clients a near shore option that will drive down costs and build efficiencies. Mr. Nuzzo received his B.A. from Kennesaw State University.

David C. Ansani – Secretary and Chief Administrative Officer – Mr. Ansani has been Chief Administrative Officer since August 2017, and was a Director until February 2021. He was also appointed Secretary of the Company in February 2019. From 2010 to the present date, he has served as Chief Compliance Officer/Human Resources Officer/In-House Counsel for Glass Mountain Capital, LLC, a start-up financial services company specializing in the recovery of distressed assets. In this capacity, he reviews and evaluates compliance issues and concerns within the organization. The position ensures that management and employees are in compliance with applicable laws, rules and regulations of regulatory agencies (FDCPA, TCPA, GLB, CFPB, etc.); that company policies and procedures are being followed; and that behavior in the organization meets the company’s standards of conduct. Ms. Ansani received his B.A. and MBA from the University of Chicago, and J.D. from the Chicago-Kent College of Law.

Anthony Evers – Chief Financial Officer – Mr. Evers has been the Chief Financial Officer of the Company since May 1, 2020. Prior to joining the Company, Mr. Evers served as Chief Financial Officer for Vista Health System from October 2019 to March 2020. Between June 2019 and October 2019, Mr. Evers served as CFO of Santa Cruz Valley Regional Hospital. Between 2015 and 2019, Mr. Evers served as CFO and CIO of KSB Hospital. Prior to that, he served as CFO of various organizations, including Norwegian American Hospital and Horizon Homecare and Hospice. During his career, Mr. Evers has been the financial lead in over 20 merger and divesture transactions ranging from a single physician practice to multi-entity nursing homes. Throughout his career, Mr. Evers has served on numerous boards of directors, including Wheaton Franciscan Healthcare, Covenant Healthcare, All Saints Health System, Rogers Hospital, and the Animal Shelter in Beaver Dam WI. He has also served as a member of the Dixon Illinois Chamber of Commerce. Mr. Evers has also served as the audit and finance committee chair at several of these organizations. Mr. Evers obtained his Bachelors of Business Administration in Finance and Masters of Science in Accounting from University of Wisconsin-Whitewater. Mr. Evers also successfully obtained his Certified Public Accountant and Certified Internal Auditor credentials.

Carter Matzinger – Chief Strategic Officer - Mr. Matzinger is the Chief Strategic Officer of the Company, and served as Chief Executive Officer and Chief Financial Officer of the Company from April 2015 to July 2017. He remains an employee of the Company and as President of Surge Logics, a wholly owned subsidiary of the Company. He has over 18 years of diverse experience including working with many Fortune 500 companies including: The Limited, CompuServe, Goodyear Tire, and Amoco. For the past nine years, Mr. Matzinger has worked in the field of online marketing and has specialized in building large affiliate networks. He works closely with online advertisers and advertising networks to expand the reach of profitability of the Company. His experience in search engine optimization, list management, and pay-per-click advertising provides a vast network of relationships and industry expertise. Mr. Matzinger is the co-founder and President of Blvd Media Group, LLC (now Surge Blockchain, LLC), and KSIX LLC. Mr. Matzinger is a graduate of the University of Utah in 1997 B.A. in Business Administration.

David N. Keys – Director.- Mr. Keys has been a director of the Company since July 2019. Mr. Keys began his career with Deloitte serving in the audit group in the Las Vegas and New York City executive offices. David was the Executive Vice President, CFO and member of the executive committee of the Board of Directors of American Pacific, a chemical company that was publicly traded on the NASDAQ for the entirety of the time he was a director and executive officer. Since 2004, Mr. Keys has been an independent financial and operations consultant. Mr. Keys currently serves as Chairman of the Board and Audit Committee of RSI International Systems Inc. (TSXV: RSY), and on the Board of private companies, including Prosetta Biosciences Inc., Akonni Biosystems Inc., Walker Digital Table Systems, LLC, and Coast Flight Training and Management Inc. He previously served on the Boards of Directors of AmFed Financial Inc., Norwest Bank of Nevada and Wells Fargo Bank of Nevada. Mr. Keys also served on the Advisory Board of Directors of FM Global, a leading provider of property and casualty insurance. Mr. Keys is a Certified Public Accountant (CPA), Certified Valuation Analyst (CVA), Certified Management Accountant (CMA), Chartered Global Management Accountant (CGMA), Certified Information Technology Professional (CITP), Certified in Financial Forensics (CFF), and Certified in Financial Management (CFM). David is a member of the National Roster of Neutrals of the American Arbitration Association. He received a Bachelor of Science in accounting from Oklahoma State University.

David May – Director - David combines over 27 years of experience in commercial banking. Mr. May has been involved with both community banks and large regional banks as a bank officer. Since 2007 he has served as Senior Vice President, Commercial Banking at Landmark Community Bank, a billion-dollar Memphis based commercial bank. Additionally, from 2000 to 2007, he served as Chairman of the Board for the Agency for Youth and Family Development, a residential treatment facility for adolescent males. Mr. May is also a founding member of Global Defense Specialists, a military aircraft fleet sustainment company specializing in Lockheed F-16’s and C-130’s as well as Northrop F-5 jet fighters. He has an undergraduate degree from Memphis State University and is a graduate of the Southeastern School of Commercial Banking at Vanderbilt University

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f), except as follows:

On November 20, 2018, the Oklahoma Corporation Commission (the “OCC”) entered a Final Order Approving Consent Decree (the “Order”) regarding the operations of True Wireless Inc. (our wholly-owned subsidiary) as a wireless telecommunications provider in Oklahoma. This Order finalized a settlement resolving violations of the OCC’s rules governing the marketing of subsidized wireless telecommunications services from mobile locations (i.e., other than from brick and mortar locations). As part of that settlement, True Wireless agreed to restructure its management team to shift regulatory compliance and managerial responsibilities to other persons whose focus is on the day-to-day operations of True Wireless. As of December 7, 2018, Mr. Cox had resigned as an officer, director and manager of True Wireless. Mr. Cox is not an employee of True Wireless and does not participate in any of our or its subsidiaries’ operations in Oklahoma. Mr. Cox was expressly permitted by the settlement to remain as CEO of the Surge Holdings, Inc. (now known as SurgePays, Inc.), the parent of True Wireless.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition, Committees, and Independence

Audit Committee. We intend to establish an audit committee, which will consist of independent directors. The audit committee’s duties would be to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. Our board of directors does not have a standing compensation committee responsible for determining executive and director compensation. Instead, the entire board of directors fulfills this function, and each member of the Board participates in the determination. Given the small size of the Company and its Board and our limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the Board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served by having the entire board of directors’ act in place of a compensation committee. When acting in this capacity, the Board does not have a charter.

In considering and determining executive and director compensation, our board of directors’ reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to our officers. The board of directors also determines and approves any non-cash compensation to any employee. We do not engage any compensation consultants to assist in determining or recommending the compensation to our officers or employees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). To our knowledge, based solely on a review of reports furnished to it, our officers, directors and ten percent holders have made the required filings

Involvement in Certain Legal Proceedings

To the best of our knowledge, other than as described above, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for our Chief Executive Officer and all other of our executive officers and any of our employees whose cash compensation exceeded $100,000 for the years ended December 31, 2020 and 2019.

	Annual Compensation				Long-Term Compensation(3)
Name and					Restricted	Securities
Principal		Salary	Bonus	Other Annual	Stock	Underlying	Total
Position	Year	(1)	(2)	Compensation	Awards	Options	Compensation

Carter Matzinger	2020	$122,738	$60,000	$4,472	$—	$—	$187,210
Chief Strategic Officer	2019	$122,738	$2,500	$2,679	$—	$—	$127,917

Kevin Brian Cox	2020	$250,000	$—	$30,727	$—	$—	$280,727
CEO and Director	2019	$67,708.35	$—	$26,524	$—	$—	$94,233

David C. Ansani	2020	$250,979	$—	$11,587	$—	$—	$262,566
Chief Administrative Officer	2019	$212,658	$—	$12,832	$—	$—	$225,490

Anthony Evers(4)	2020	$225,092	$—	$12,033	$—	$—	$237,125
CFO	2019	$—	$—	$—	$—	$—	$—

Anthony P. Nuzzo	2020	$323,333	$—	$21,698	$—	$—	$345,032
President and Director	2019	$55,208	$—	$11,738	$—	$—	$66,946

(1)	Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by our management.

(2)	Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs.

(3)	We plan to adopt an Equity Incentive Plan (the “Incentive Plan”) for both management and strategic consultants following the Offering and intends to seek stockholder approval of the Incentive Plan. The Incentive Plan is expected to include incentive stock options, non-qualified stock options, or stock bonuses. In addition, we anticipate executing long-term employment contracts with both senior management and strategic contractors, along with other members of the future management team, during the 2021 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options.

(4)	Mr. Evers joined us as Chief Financial Officer effective May 1, 2020

Equity Incentive Plan

We plan to adopt, in 2021, an Incentive Plan to authorize the issuance of shares of Common Stock pursuant to options or shares of Common Stock granted pursuant to the Incentive Plan. The terms and conditions of any options granted, and the terms and conditions of any stock issued, including the price of the shares of Common Stock issuable on the exercise of vested options, will be governed by the provisions of the Incentive Plan and any agreements with the Incentive Plan participants.

Pursuant to the Incentive Plan, awards may be in the form of Incentive Stock Options, Non-Qualified Stock Options, or Stock Bonuses.

Incentive Stock Options

All of our employees will be eligible to receive Incentive Stock Options pursuant to the Incentive Plan as may be determined by the Compensation Committee which, once established, will administer the Incentive Plan.

Options granted pursuant to the Incentive Plan terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may receive options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Compensation Committee, once established, options granted pursuant to the Incentive Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Compensation Committee may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our Common Stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Incentive Plan be exercisable by its terms after the expiration of ten (10) years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors will be eligible to receive Non-Qualified Stock Options pursuant to the Incentive Plan as may be determined by our Compensation Committee which, once established, will administer the Incentive Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our Common Stock.

Options granted pursuant to the Incentive Plan shall terminate at such time as may be specified when the option is granted.

In the discretion of the Compensation Committee options granted pursuant to the Incentive Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Compensation Committee may also accelerate the date upon which any option (or any part of any option) is first exercisable. In no event shall an option be exercisable by its terms after the expiration of ten years from the date of grant.

Stock Bonuses

Our employees, directors and officers, and consultants or advisors will be eligible to receive a grant of our shares, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our Common Stock. The grant of the shares rests entirely with our Compensation Committee which, once established, will administer the Incentive Plan. It will also be left to the Compensation Committee to decide the type of vesting and transfer restrictions which will be placed on the shares.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date

Tony Evers	0	850,176	$0.32	February 28, 2027

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

None.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Executive Officers

Effective May 1, 2020, we began to compensate Mr. Anthony Evers, as our Chief Financial Officer, an annual salary of $270,000 paid in accordance with our standard employee payroll practices. We also paid the full cost of Mr. Evers’ health insurance premiums.

Effective August 20, 2020, we began to compensate Mr. Kevin Brian Cox, our Chief Executive Officer and Chairman of the Board, an annual salary of $750,000 paid in accordance with our standard employee payroll practices. We also provide Mr. Cox with a monthly car allowance of $1,800.

Effective August 20, 2020, we began to compensate Mr. Anthony P. Nuzzo, our President, Chief Operating Officer and a member of the Board, an annual salary of $550,000 paid in accordance with our standard employee payroll practices. We also provided Mr. Nuzzo with a monthly car allowance of $1,800.

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

As we continue to grow, both through acquisition or through revenue growth from existing business interests, and financial conditions improve, these base salaries, bonuses, and incentive compensation will be reviewed for possible adjustments. Base salary adjustments will be based on both individual and Company performance and will include both objective and subjective criteria specific to each executive’s role and responsibility to us.

Compensation of Directors

We did not make any equity or other compensation payments to non-employee director during fiscal 2020.

On July 17, 2019, we entered into a Director Agreement with David N. Keys (the “Keys Director Agreement”) whereby Mr. Keys is to be reimbursed for (i) all reasonable out-of-pocket expenses incurred in attending any in-person meetings; and (ii) any costs associated with filings required to be made by Mr. Keys in regards to any beneficial ownership of securities.

In conjunction with the Keys Director Agreement, we entered into an Indemnification Agreement (the “Indemnification Agreement”) with Mr. Keys. The Indemnification Agreement indemnifies to the fullest extent permitted under Nevada law for any claims arising out of or resulting from, amongst other things, (i) any actual, alleged or suspected act or failure to act by Mr. Keys in his capacity as a director or agent of the Company and (ii) any actual, alleged or suspected act or failure to act by Mr. Keys in respect of any business, transaction, communication, filing, disclosure or other activity of the Company. Under the Indemnification Agreement, Mr. Keys is indemnified for any losses pertaining to such claims, provided, however, that the losses shall not include expenses incurred by Mr. Keys in respect of any claim as which he shall have been adjudged liable to us, unless the court having jurisdiction rules otherwise. The Indemnification Agreement provides for indemnification of Mr. Keys during his directorship and for a period of six (6) years thereafter.

Other than as provided above with respect to the Keys Director Agreement and the Indemnification Agreement, at the time of this filing, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to our Board of Directors. We plan to put in place an industry standard director compensation package during the fiscal year 2021.

Change of Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of March 31, 2021, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

The amounts and percentages of our Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right, and the conversion of preferred stock. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 3124 Brother Blvd, Suite 410, Bartlett, TN 38133.

Name of Beneficial Owner(1)	Total Common Stock Shares Beneficially Owned	% of Common Stock Class(2)	Total Series A Preferred Shares Owned(5)	% of Series A Class(2)	Total Series C Preferred Shares Owned(6)	% of Series C Class(2)	Total % of Beneficial Ownership(9)

Directors and Executive Officers:
Kevin Brian Cox (3)	26,213,282	17.72%	10,500,000	80.77%	603,364	83.62%	61.54%
Anthony Evers (10)	363,549	*	-	-	-	-	*
Anthony P. Nuzzo (4)	2,500,000	1.69%	-	-	72,000	9.98%	4.47%
David C. Ansani (11)	7,000	*					*
Carter Matzinger (7)	566,000	*	2,500,000	19.23%	46,232	6.40%	8.10%

All Directors and Executive Officers as a Group (5 persons)

5% Shareholders:
Sidney J. Lorio Jr. & Gloria D Lorio (8)	8,309,398	5.00%	-	-	-	-	1.81%

*	Less than one (1) percent

(1)	The person named in this table has sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned.

(2)	Based on (i) 147,917,608 shares of Common Stock outstanding, (ii) 13,000,000 shares of Series A outstanding, and (iii) 721,596 shares of Series C outstanding as of January 22, 2021.

(3)	Based on (i) 25,313,282 shares of Common Stock, including 20,499,397 shares owned by Kevin Brian Cox, 4,813,885 shares owned by EWP Communications, LLC, a Tennessee liability company, of which Mr. Cox is a beneficial owner, and 900,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Cox is a beneficial owner; (ii) shares of Series A Preferred Stock convertible into 105,000,000 shares of Common Stock, including 75,000 shares of Series A Preferred Stock owned by EWP Communications, LLC, a Tennessee liability company, of which Mr. Cox is a beneficial owner.; and (iii) shares of Series C Preferred Stock convertible into 150,841,000 shares of Common Stock.

(4)	Based on (i) 2,500,000 shares of Common Stock, including 1,600,000 shares owned by Anthony P. Nuzzo Jr. and 900,000 shares owned by BCAN Holdings, LLC, a Nevada limited liability company, of which Mr. Nuzzo is managing member; and (ii) shares of Series C Preferred Stock convertible into 18,000,000 shares of Common Stock.

(5)	Each share of Series A Preferred Stock is entitled to vote ten (10) shares of Common Stock for each one (1) share of Series A Preferred Stock held and each 10 shares of Series A Preferred Stock is convertible into one share of Common Stock.

(6)	Each share of Series C Preferred Stock is convertible into 250 shares of Common Stock. Series C Preferred Stock is entitled to vote on an as-converted basis.

(7)	Based on (i) 566,000 shares of Common Stock owned by Thirteen Nevada, LLC, a Nevada limited liability company, of which Mr. Matzinger is a beneficial owner; (ii) shares of Series A Preferred Stock convertible into 25,000,000 shares of Common Stock; and (iii) shares of Series C Preferred Stock convertible into 11,558,000 shares of Common Stock, including 6,232 shares owned by Carter Matzinger, and 40,000 shares owned by Thirteen Nevada, LLC, a Nevada limited liability company, of which Mr. Matzinger is a beneficial owner.

(8)	With an address at: 2116 Parkwood Drive, Bedford, TX 76021.

(9)	Based on 458,316,608 shares calculated on fully diluted basis.

(10)	Shares are held in Mr. Evers’ IRA,

(11)	Shares are held in Mr. Ansani’s IRA.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of us.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s former Chief Executive Officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance had no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of December 31, 2020 and 2019, the outstanding balance due was $0.

For the years ended December 31, 2020 and 2019, outsourced management services fees of $0 and $1,020,000, respectively, were paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the consolidated statements of operations. Axia is owned by the Company’s Chief Executive Officer.

At December 31, 2020 and 2019, the Company had trade payables to Axia of $373,012 and $666,112, respectively.

For the years ended December 31, 2020 and 2019, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $218,334 and $704,683, respectively. These costs are included in Cost of revenue in the consolidated statements of operations. The Company’s Chief Executive Officer is a minority owner of 321 Communications.

At December 31, 2020 and 2019, the Company had trade payables to 321 Communications of $25,336 and $140,923, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the year ended December 31, 2020 and 2019 were $2,821,925 and $2,384,780, respectively, and are included in Cost of revenue in the consolidated statements of operations. The Company’s President has a 50% interest in CenterCom Global.

At December 31, 2020 and 2019, the Company had trade payables to CenterCom Global of $1,252,331 and $282,159, respectively.

See Note 7 long-term debt due to related parties.

Director Independence

Our Common Stock is currently quoted on the OTCQB. Because our Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions); or

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent. At this time the Board has determined that Mr. Keys qualifies as independent director.

Disclosure of SEC Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by the Nevada corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Rodefer Moss & Co, PLLC.

	2020	2019
Audit Fees (1)	$125,000	$160,000
Audit-Related Fees (2)
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting fees and Services	$125,000	$160,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Reorganization, dated April 11, by and among Surge Holdings, Inc., True Wireless Acquisition, Inc., True Wireless, Inc., and Kevin Brian Cox	8-K	2.1	04/16/2018
3.1	Articles of Incorporation	SB-2	3.1	03/14/2007
3.2	Certificate of Amendment to Articles of Incorporation	10-K/A	3.1	05/14/2013
3.3	Certificate of Amendment to Articles of Incorporation	8-K/A	3.1	12/11/2015
3.4	Certificate of Designation of Series A Preferred Stock	8-K	10.1	08/01/2016
3.5	Amendment to Certificate of Designation for Series A Convertible Preferred Stock	S-1	3.5	09/12/2019
3.6	Certificate of Designation for Series C Convertible Preferred Stock	8-K	4.1	07/10/2018
3.7	Amendment to Certificate of Designation for Series C Convertible Preferred Stock	S-1	3.7	09/12/2019
3.8	Bylaws	SB-2	3.2	03/14/2007
3.9	Amended Bylaws	10-K/A	3.2	05/14/2013

3.10	Amended Bylaws	8-K/A	3.2	12/11/2015
4.1	15% OID Convertible Promissory Note, dated March 8, 2021, in the principal amount of $2,300,000, issued to Evergreen Capital Management LLC	8-A	4.1	03/16/2021
4.2	Warrant, dated March 8, 2021, issued to Evergreen Capital Management LLC	8-A	4.2	03/16/2021
10.1+	Employment Agreement, dated January 1, 2019, by and between Surge Holdings, Inc. and Carter M. Matzinger	S-1	10.1	09/12/2019
10.2+	Consulting Agreement, dated September 25, 2017, by and between KSIX MEDIA HOLDINGS, INC. and David C. Ansani	S-1	10.2	09/12/2019
10.3	Asset Purchase Agreement, dated December 31, 2018, by and between Surge Cryptocurrency Mining, Inc. and DataWolf Technology Centers, LLC	S-1	10.3	09/12/2019
10.4+	Director Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.1	07/24/2019
10.5+	Director and Officer Indemnification Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.2	07/24/2019
10.6	Asset Purchase Agreement between Surge Holdings, Inc. and GBT Technologies Inc, executed September 30, 2019	10-Q	10.1	11/14/2019
10.7	Form Securities Purchase Agreement dated October 7, 2019	8-K	10.1	10/15/2019
10.8	Promissory Note, issued by Surge Holdings, Inc. to Jack D, and Vanessa J. Mitchell on November 4, 2019	8-K	10.1	11/15/2019
10.9	Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on November 6, 2019	8-K	10.2	11/15/2019
10.10	Membership Interest Purchase Agreement by and among Surge Holdings, Inc., ECS Prepaid, LLC, Dennis R. Winfrey, and Peggy S. Winfrey	10-K	10.10	05/12/2020
10.11	Stock Purchase Agreement by and among Surge Holdings, Inc., Electronic Check Services, Inc., Central States Legal Services, Inc., Dennis R. Winfrey, and Peggy S. Winfrey	10-K	10.11	05/12/2020
10.12	Form Securities Purchase Agreement, dated January 29, 2020	10-K	10.12	05/12/2020
10.13	Form Promissory Note, dated January 29, 2020	10-K	10.13	05/12/2020
10.14	Form Securities Purchase Agreement, dated February 3, 2020	10-K	10.14	05/12/2020
10.15	Form Promissory Note, dated February 3, 2020	10-K	10.15	05/12/2020
10.16	Form Securities Purchase Agreement, dated March 5, 2020	10-K	10.16	05/12/2020
10.17	Form Promissory Note, dated March 5, 2020	10-K	10.17	05/12/2020
10.18	Guaranty Agreement	10-K	10.18	05/12/2020
10.19	Form Securities Purchase Agreement, dated March 13, 2020	10-K	10.19	05/12/2020
10.20	Form Promissory Note, dated March 13, 2020	10-K	10.20	05/12/2020
10.21	Employment Agreement, dated March 1, 2020, by and between Surge Holdings, Inc. and Anthony Evers	10-K	10.21	05/12/2020
10.22	Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on April 24, 2020	10-K	10.22	05/12/2020
10.23	Exchange Agreement between Surge Holdings, Inc. and AltCorp Trading LLC, dated June 23, 2020	8-K	10.1	06/29/2020
10.24	Exchange and Assignment Agreement among Surge Holdings, Inc., AltCorp Trading LLC, and Glen Eagles Acquisition LP, dated June 23, 2020	8-K	10.2	06/29/2020
10.25	Stock Cancellation Agreement between Surge Holdings, Inc. and Yossi Attia, dated June 23,2020	8-K	10.3	06/29/2020
10.26	Paycheck Protection Program Note, dated April 18, 2020, issued to Bank 3	10-Q	10.4	08/14/2020
10.27	Form Securities Purchase Agreement, dated May 29, 2020	10-Q	10.5	08/14/2020
10.28	Form Promissory Note, dated May 29, 2020	10-Q	10.6	08/14/2020
10.29	Form Warrant, dated May 29, 2020	10-Q	10.7	08/14/2020
10.30	Shared Services Agreement dated January 26, 2021, by and between SurgePays, Inc. and Surge Logics, Inc.	S-1/A	10.30	02/16/2021
10.31	Office Lease, dated May 5, 2020, by and between Woodfield Financial Center LLC and Surge Holdings Inc.	S-1/A	10.31	02/16/2021

10.32		Master Services Agreement by and between Surge Pays, Inc. and Glass Mountain BPO, dated January 1, 2021	S-1/A	10.32	02/16/2021
10.33		Stock Purchase Agreement for Digitize IQ LLC, dated January 25, 2021, by and between SurgePays, Inc. and Surge Logics, Inc.	S-1/A	10.33	02/16/2021
10.34		Stock Purchase Agreement for KSIX LLC, dated January 25, 2021, by and between SurgePays, Inc. and Surge Logics, Inc	S-1/A	10.34	02/16/2021
10.35		Commercial Lease Agreement, dated July 10, 2019, by and between CardDawg Investments, LLC and Surge Holdings, Inc.	S-1/A	10.35	02/16/2021	X
10.36		Securities Purchase Agreement, dated March 8, 2021, by and between SurgePays, Inc. and Evergreen Capital Management, LLC	8-A	4.2	03/16/2021
21.1*		List of Subsidiaries
23.1*		Consent of Rodefer Moss & Co, PLLC
31.1*		Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*		Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase

101.DEF*		XBRL Taxonomy Extension Definition Linkbase

101.LAB*		XBRL Taxonomy Extension Label Linkbase

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase

	*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgePays, Inc.

Date: April 1, 2021	By:	/s/ Kevin Brian Cox
	Name:	Kevin Brian Cox
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Brian Cox	Chief Executive Officer, Director	April 1, 2021
Kevin Brian Cox	(Principal Executive Officer)

/s/ Anthony Evers	Chief Financial Officer	April 1, 2021
Anthony Evers	(Principal Financial Officer, and Principal Accounting Officer

/s/ Anthony Nuzzo	Director	April 1, 2021
Anthony Nuzzo

/s/ David N. Keys	Director	April 1, 2021
David N. Keys

/s/ David May	Director	April 1, 2021
David May

/s/ Jay Jones	Director	April 1, 2021
Jay Jones

SURGEPAYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SurgePays, Inc. & Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SurgePays, Inc. & Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred losses for 2020 and 2019, and at December 31, 2020 had an accumulated deficit and negative working capital. Further, in March of 2020 the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result should management be unable to successfully implement its plan. Our opinion is not modified with respect to this matter.

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2017

Brentwood, Tennessee

March 31, 2021

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$673,995	$346,040
Accounts receivable, less allowance for doubtful accounts of $116,664 and $774,841, respectively	180,499	3,056,213
Note receivable	—	14,959
Lifeline revenue due from USAC	212,621	60,790
Inventory	178,309	—
Prepaid expenses	5,605	96,883
Total current assets	1,251,029	3,574,885

Property and Equipment, less accumulated depreciation of $105,484 and $38,656, respectively	236,810	294,616
Intangible assets less accumulated amortization of $1,627,779 and $519,404, respectively	4,125,742	4,769,117
Goodwill	866,782	866,782
Investment in Centercom	414,612	203,700
Operating lease right of use asset, net	368,638	210,816
Other long-term assets	61,458	66,457
Total assets	$7,325,071	$9,986,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$5,589,547	$3,637,577
Accounts payable and accrued expenses - related party	1,753,837	998,517
Credit card liability	383,073	449,158
Deferred revenue	443,300	38,040
Derivative liability	1,357,528	190,846
Operating lease liability	210,556	90,944
Line of credit	912,870	912,870
Debt – related party	2,369,000	—
Notes payable and current portion of long-term debt, net	2,283,950	736,172
Total current liabilities	15,306,509	7,054,124

Long-term debt less current portion – related party	1,120,440	2,205,440
Operating lease liability – net	155,167	119,872
Trade payables - long term	854,868	869,868
Notes payable and long term portion of debt - net	616,901	—
Convertible promissory notes payable - net	—	4,436,684
Total liabilities	$18,051,037	$14,685,988

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 721,598 shares issued and outstanding at December 31, 2020 and 2019, respectively	722	722
Common stock: $0.001 par value; 500,000,000 shares authorized; 127,131,210 shares and 102,193,579 shares issued and outstanding at December 31, 2020 and 2019, respectively	127,131	102,193
Additional paid in capital	10,725,380	6,055,042
Accumulated deficit	(21,592,199)	(10,870,572)
Total stockholders’ deficit	(10,725,966)	(4,699,615)
Total liabilities and stockholders’ deficit	$7,325,071	$9,986,373

See accompanying notes to consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2020	2019

Revenue	$54,406,788	$25,742,941

Cost of revenue (exclusive of depreciation and amortization shown below)	51,938,111	22,623,521

Gross profit	2,468,677	3,119,420

Cost and expenses
Depreciation and amortization	1,173,369	227,322
Selling, general and administrative	11,440,976	10,660,126
Total costs and expenses	12,614,345	10,887,448

Operating loss	(10,145,668)	(7,768,028)

Other income (expense):
Interest expense	(3,383,996)	(227,016)
Derivative expense	(566,789)	—
Change in fair value of derivative liability	577,936	4,013
Gain on investment in Centercom	210,912	25,192
Gain/(loss) on settlement of liabilities	2,575,978	(481,187)
Other income	10,000	—
Total other income (expense)	(575,959)	(678,998)

Net loss before provision for income taxes	(10,721,627)	(8,447,026)

Provision for income taxes	—	—

Net loss	$(10,721,626)	$(8,447,026)

Net loss per common share, basic and diluted	$(0.10)	$(0.09)

Weighted average common shares outstanding – basic and diluted	106,720,836	96,186,742

See accompanying notes to consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

	Series A Preferred		Series C Preferred		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2019	13,000,000	$13,000	643,366	$643	88,046,391	$88,047	$333,623	$(2,423,546)	$(1,988,233)

Issuance of Common Stock and warrants for services rendered	-	-	-	-	666,000	666	328,908	-	329,574

Issuance of Common Stock for settlement of accounts payable	-	-	-	-	875,000	875	506,625	-	507,500

Issuance of Common Stock and warrants with debt	-	-	-	-	100,000	100	119,960	-	120,060

Sale of Common Stock and warrants	-	-	-	-	9,172,855	9,172	3,201,328	-	3,210,500

Issuance of Common Stock for asset purchase	-	-	-	-	3,333,333	3,333	996,667	-	1,000,000

Issuance of Series C Preferred Stock for investment in Centercom	-	-	72,000	72	-	-	178,436	-	178,508

Issuance of Series C Preferred Stock for conversion of related party advances	-	-	6,232	7	-	-	389,495	-	389,502

Net income	-	-	-	-	-	-	-	(8,447,026)	(8,447,026)

Balance, December 31, 2019	13,000,000	13,000	721,598	722	102,193,579	102,193	6,055,042	(10,870,572)	(4,699,615)

Issuance of Common Stock and options for services rendered	-	-	-	-	86,000	86	182,882	-	182,968

Sale of Common Stock and warrants	-	-	-	-	5,678,174	5,678	1,062,822	-	1,068,500

Issuance of Common Stock and warrants with debt recorded as debt discount	-	-	-	-	2,892,000	2,892	990,888	-	993,780

Shares issued for conversion of debt	-	-	-	-	13,426,698	13,427	2,271,613	-	2,285,040

Make whole Common Stock issued pursuant to SPA	-	-	-	-	3,980,711	3,981	373,511	-	377,492

Issuance of Common Stock for modification of debt	-	-	-	-	480,000	480	67,170	-	67,650

Issuance of Common Stock for an acquisition	-	-	-	-	775,000	775	219,071	-	219,846

Repurchase of shares for cash	-	-	-	-	(2,380,952)	(2,381)	(497,619)	-	(500,000)

Net loss	-	-	-	-	-	-	-	(10,721,627)	(8,447,026)
Balance, December 31, 2020	13,000,000	$13,000	721,598	$722	127,131,210	$127,131	$10,725,380	$(21,592,199)	$(10,725,966)

See accompanying notes to consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019

Operating activities
Net loss	$(10,721,627)	$(8,447,026)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	1,173,369	227,322
Amortization of right of use assets	197,381	55,608
Amortization of debt discount	2,016,764	68,764
Stock-based compensation	182,968	329,574
Change in fair value of derivative liability	(577,936)	(4,013)
Derivative expense	566,789	-
Bad debt expense	1,750,239	977,792
Accrued interest on note receivable	-	(38,471)
(Gain) loss on settlement of liabilities	(2,644,960)	474,953
Gain on equity investment in Centercom	(210,912)	(25,192)
Changes in operating assets and liabilities:
Accounts receivable	1,146,611	(3,599,534)
Lifeline revenue due from USAC	(151,831)	790,176
Customer phone supply	-	1,356,701
Inventory	(178,309)	-
Prepaid expenses	91,278	(86,021)
Other assets	4,999	(4,999)
Credit card liability	(63,156)	54,317
Deferred revenue	405,260	(50,000)
Loss contingency	-	(31,690)
Current portion of operating lease liability	(200,296)	(55,608)
Accounts payable and accrued expenses	2,887,321	1,474,476
Net cash used in operating activities	(4,326,048)	(6,533,141)

Investing activities
Advances under notes receivable	-	(14,959)
Repayments of notes receivable	14,959	-
Purchase of equipment	(6,605)	(227,630)
Net cash received in business combination	-	210,348
Net cash provided by (used) in investing activities	8,354	(32,241)

Financing activities
Issuance of Common Stock and warrants	1,068,500	3,210,500
Repurchase of Common Stock	(500,000)	-
Note payable, related party - borrowings	1,579,710	-
Note payable, related party - repayments	(295,710)	-
Note payable - borrowings	3,481,582	250,000
Note payable - repayments	(280,636)	(70,000)
Convertible promissory notes - borrowings	-	638,000
Convertible promissory notes - repayments	(245,797)	-
Cash paid for debt issuance costs	(162,000)	-
Line of credit - advances	-	1,130,000
Line of credit - repayments	-	(217,130)
Loan proceeds under related party financing arrangement	-	2,199,440
Loan repayments under related party financing arrangement	-	(674,000)
Net cash provided by financing activities	4,645,649	6,466,810

Net change in cash and cash equivalents	327,955	(98,572)

Cash and cash equivalents, beginning of period	346,040	444,612

Cash and cash equivalents, end of period	$673,995	$346,040

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$98,113	$77,825
Income taxes	$-	$-

Non-cash investing and financing activities:
Exchange of related party advances for Series C Preferred Stock	$-	$389,502
Exchange of investment in CenterCom for Series C Preferred Stock	$-	$178,508
Common Stock issued for an acquisition	$210,794	$1,000,000
Debt acquired in acquisition	$-	$4,000,000
Common Stock and warrants issued with debt recorded as debt discount	$993,780	$120,060
Derivative liability on convertible notes recorded as debt discount	$1,457,402	$176,348
Operating lease liability	$355,203	$266,424
Make whole Common Stock issued pursuant to SPA	$165,000	$-
Issuance of Common Stock for modification of debt	$67,650	$-

See accompanying notes to consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management’s expectations. One customer accounted for more than 11% of revenues in 2020. One customer accounted for more than 16% of revenues in 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2020 and 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of December 31, 2020 and 2019, the Company had reserves of $116,664 and $774,841, respectively.

Concentrations

As of December 31, 2020 and 2019, one customer represented approximately 47% and 80% of total gross outstanding receivables, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. As of December 31, 2020 and 2019, the Company had inventory of $178,309 and $0, respectively.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheets for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheets related to the operating lease for office space. Results for the years ended December 31, 2020 and 2019 are presented under ASC 842.

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

The Company had derivative liabilities of $1,357,528 and $190,846 as of December 31, 2020 and 2019, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606 to more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2020 and 2019 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by entity for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31, 2020	December 31, 2019
True Wireless, Inc.	$2,372,977	$3,446,003
Surge Blockchain, LLC	535,315	4,233,263
Surge Logics, Inc.	16,430,057	7,234,366
ECS	34,861,891	10,767,138
Other	206,548	62,171
Total revenue	$54,406,788	$25,742,941

True Wireless is licensed to provide wireless services to qualifying low-income customers in five states. Revenues are recognized when the services have been provided and the government subsidy has been earned.

Surge Blockchain revenues are generated through the SurgePaysPortal multi-purpose software are recognized when the goods and services have been delivered and earned.

Surge Logics is a full-service digital advertising agency and revenues are recognized at a period in time once performance obligations are met and services are provided as customer deposits are received in advance. The majority of the revenue is recognized within the month the obligation was created and recognized, after the lead is identified and sent to the customer.

ECS is a leading provider of prepaid wireless load and top-ups, check cashing and wireless SIM activation to convenience stores and bodegas nationwide. Revenues are generated and recognized at time of sale.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2020	For the Year Ended December 31,2019

Convertible note	26,031,553	1,129,013
Common stock options	850,176	-
Common stock warrants	9,715,865	6,849,635
Total contingent shares issuance arrangement, stock options or warrants	36,597,594	7,978,648

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2020.

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

At December 31, 2020 and 2019, our current assets were $1,251,029 and $3,574,885, respectively, and our current liabilities were $15,306,509 and $7,054,124, respectively, which resulted in a working capital deficit of $14,055,480 and $3,479,239, respectively.

Total assets at December 31, 2020 and 2019 amounted to $7,325,071 and $9,986,373, respectively. At December 31, 2020, assets consisted of current assets of $1,251,029, net property and equipment of $236,810, net intangible assets of $4,125,742, goodwill of $866,782, equity investment in Centercom of $414,612, and operating lease right of use asset of $368,638, as compared to current assets of $3,574,885, net property and equipment of $294,616, net intangible assets of $4,769,117, goodwill of $866,782, equity investment in Centercom of $203,700 and operating lease right of use asset of $210,816 at December 31, 2019.

At December 31, 2020, our total liabilities of $18,051,037 increased $3,365,049 from $14,685,988 at December 31, 2019.

At December 31, 2020, our total stockholders’ deficit was $10,725,966 as compared to $4,699,615 at December 31, 2019. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $10,721,626 offset by equity issuances during 2020.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2020 and 2019.

	2020	2019

Net cash used in operating activities	$(4,348,049)	$(6,533,141)
Net cash used in investing activities	8,354	(32,241)
Net cash provided by financing activities	4,645,649	6.466,810
Net change in cash and cash equivalents	$305,954	$(98,572)

At December 31, 2020, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 8 to the Condensed Consolidated Financial Statements.

Notes payable and long-term debt - See Note 9 to the Condensed Consolidated Financial Statements.

Convertible promissory notes - See Note 10 to the Condensed Consolidated Financial Statements.

Related party transactions - See Note 15 to the Condensed Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

We believe we will continue to incur net losses and do not expect positive cash flows from operations until the 4th quarter of 2021. At that time, we believe the impact of COVID-19 will have rescinded enough to allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business. The Company will continue to fund operations until cash flow positive through the use of promissory notes, both related and non-related party. These notes made up the majority of the $4,645,649 generated by financing activities during 2020.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loans may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 17, 2020, the Company closed a $498,082 SBA guaranteed PPP loan with Bank3. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. In addition, the Company received $636,600 in several Economic Injury Disaster Loans with the Small Business Administration. These loans all carry a 3.75% interest rate payable over 30 years. First payment due 12 months from date of note.

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

Year Ended
December 31, 2019
Revenues	$59,064,637
Net loss	$(8,902,134)
Net loss per share	$(0.09)
Weighted average number of shares outstanding	96,186,742

5	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2020	December 31, 2019
Computer Equipment and Software	$312,796	$312,760
Furniture and Fixtures	9,774	1,416
Leasehold Improvements	19,724	21,513
	342,294	335,689
Less: Accumulated Depreciation	(105,484)	(41,073)
	$236,810	$294,616

Depreciation expense was $64,413 and $27,293 for the years ended December 31, 2020 and 2019, respectively.

6	INTANGIBLE ASSETS

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	December 31, 2020	December 31, 2019
ECS Membership agreement	$465,000	$-
Customer relationships	183,255	183,255
Noncompetition agreement	201,389	201,389
Trade names	617,474	617,474
Proprietary software	4,286,403	4,286,402
	5,753,521	5,288,520
Less: Accumulated Depreciation	(1,627,779)	(519,403)
	$4,125,742	$4,769,117

Amortization expense of intangible assets for the years ended December 31, 2020 and 2019 total $1,108,375 and $200,028, respectively. As of December 31, 2020, the weighted average remaining useful lives of these assets were 6.80 years.

The carrying amount of goodwill was $866,782 at December 31, 2020 and 2019. There were no changes in the carrying amount of goodwill during the period.

No impairment in the carrying amount of goodwill was recognized during the years ended December 31, 2020 and 2019.

7	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the year ended December 31, 2020 and 2019, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $102,941 and $1,106,280, respectively. At December 31, 2020 and 2019, the Company’s total credit card liability was $383,073 and $449,158, respectively.

8	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC (“SMDMM”), an entity that is owned by the Company’s Chief Executive Officer. The promissory note was for a principal sum up to $1.1 million at an annual interest rate of 6%, due on December 27, 2021. During the year ended December 31, 2020, the Company did not withdraw any net advances on the note.

In August 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $217,000 at an annual interest rate of 6%, due on August 15, 2022. During the year ended December 31, 2020, the Company did not withdraw any net advances on the note.

During the fourth quarter 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $883,000 at an annual interest rate of 15%, due on November 21, 2022. During the year ended December 31, the Company did not withdraw any net advances on the note.

During the year ended December 31, the Company executed a series of promissory notes payable agreement with SMDMM. The promissory notes were for a principal sum up to $1,136,500 at an annual interest rate of 10%, due on demand. During the year ended December 31, the Company drew advances on the note totaling $1,136,500 million.

During the year ended December 31, 2020, the Company made accrued interest payments of $39,600. The outstanding principal balance under the promissory notes due to SMDMM was $3,341,940 and $2,205,440 at December 31, 2020 and 2019, respectively. Accrued interest owed to SMDMM was $272,127 and $64,741 at December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company executed a series of promissory notes with AN Holdings, LLC, an entity owned by the Company’s President. The promissory notes were for an aggregate principal sum of $443,210 at an annual interest rate of 15%, due on demand. During the year ended December 31, 2020, the Company made accrued interest payments of $15,164. The Company repaid $295,710. As of December 31, 2020, the outstanding balance on the notes was $147,500. Accrued interest owed to was $5,888 at December 31, 2020.

9	NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2020 and 2019, notes payable and long-term debt, net of debt discount, consists of:

	December 31, 2020	December 31, 2019
Notes payable to seller of DigitizeIQ, LLC due as noted below [1]	$-	$485,000
Convertible note payable to River North Equity LLC dated July 13, 2016 with interest at 10% per annum; due April 13, 2017; convertible into Common Stock [2]	-	27,500
Promissory note payable to a lender dated November 4, 2019; accruing interest at 18% per annum; due November 3, 2020; 100,000 shares of restricted Common Stock granted on execution recorded as a debt discount[3]	250,000	250,000
Promissory note payable to Bank3 dated April 17, 2020; accruing interest at 1% per annum, due October 17, 2021.	498,082	-
Note payable to US Small Business Administration dated May 25, 2020; accruing interest at 3.75% per annum; due May 25, 2050.	150,000	-
Note payable to US Small Business Administration dated July 5, 2020; accruing interest at 3.75% per annum; due July 5, 2050.	150,000	-
Note payable to US Small Business Administration dated July 5, 2020; accruing interest at 3.75% per annum; due July 5, 2050.	15,100	-
Note payable to US Small Business Administration dated July 7, 2020; accruing interest at 3.75% per annum; due July 7, 2050.	150,000	-
Note payable to US Small Business Administration dated July 21, 2020; accruing interest at 3.75% per annum; due July 21, 2050.	150,000	-
Note payable to US Small Business Administration dated July 21, 2020; accruing interest at 3.75% per annum; due July 21, 2050.	21,500	-
Promissory note payable to BHP Capital NY dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock upon default[4]	100,343	-
Promissory note payable to Armada Capital Partners LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock upon default[4]	118,394	-
Promissory note payable to Jefferson Street Capital LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock upon default[4]	148,500	-
Promissory note payable to GS Capital Partners dated February 7, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock upon default[5]	216,000	-
Promissory note payable to Fourth Man LLC dated February 7, 2020 with interest at 14% per annum; due April 5, 2021; convertible into shares of Common Stock upon default[5]	187,018	-
Promissory note payable to GS Capital Partners dated March 5, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock upon default[6]	378,000	-
Promissory note payable to Tangiers Global LLC dated March 15, 2020 with interest at 14% per annum; due March 15, 2021; convertible into shares of Common Stock upon default[7]	50,695	-
Promissory note payable to LGH Investments LLC dated May 29, 2020 with interest at 10% per annum; due March 29, 2021; convertible into shares of Common Stock upon default[8]	400,000	-
Promissory note payable to Vista Capital LLC dated July 21, 2020 with interest at 10% per annum; due March 29, 2021; convertible into shares of Common Stock upon default[9]	270,000	-
Promissory note payable to Lucas Ventures dated December 14, 2020 with interest at 10% per annum; due September 10, 2021; convertible into shares of Common Stock upon default[10]	165,000	-
	3,418,632	762,500
Less: Debt discount	(517,781)	(26,328)
	$2,900,851	$736,172

[1]	Notes due seller of DigitizeIQ, LLC includes a series of notes as follows:

●	A second non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on January 12, 2016; (Balance at December 31, 2020 and 2019 - $0 and $235,000).

●	A third non-interest-bearing promissory note made payable to the seller in the amount of $250,000, which was due on March 12, 2016 and was repaid as of December 31, 2020.

In January 2020, the Company and the sellers settled the outstanding promissory notes and a gain on settlement for the outstanding principal balance $485,000 and related accrued interest of $97,806, was recorded on the consolidated statements of operations.

2 Convertible note payable to River North Equity, LLC (“RNE”) - The Company evaluated the embedded conversion for derivative treatment and recorded an initial derivative liability and debt discount of $23,190. The debt discount is fully amortized. In February 2020, the Company and RNE settled the outstanding debt.

3 Promissory note – The Company evaluated the 100,000 restricted shares of the Company’s Common Stock granted with the note and recorded a debt discount of $31,200. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $26,328 as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $28,294.

4 On January 30, 2020, the Company entered into Securities Purchase Agreements (the “January 2020 SPAs”), with severally and not jointly, with BHP, Armada, Jefferson (the “January 2020 Investors”), pursuant to which the January 2020 Investors purchased from the Company, for an aggregate purchase price of $500,000 (the “January 2020 Purchase Price”), Promissory Notes in the aggregate principal amount of $540,000 (the “January 2020 Notes”). The January 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the January 2020 Investors loaning the January 2020 Purchase Price to the Company, the Company issued to each of the January 2020 Investors 250,000 shares of Common Stock for a total of 750,000 shares (the “January 2020 Share Issuance”). In connection with the January 2020 SPAs, the Company paid issuance costs of $40,000 which is accounted for as a debt discount on the consolidated balance sheets and is being amortized over the life of the notes.

The January 2020 Notes shall accrue interest at a rate of fourteen percent (14%) per annum and will mature on February 5, 2021. No payments of principal or interest are due through July 2020 (five (5) months following issuance) and then there are seven (7) fixed payments of principal and interest due on a monthly basis until maturity. On August 7, 2020, the Company executed agreements with the January 2020 investors to postpone the first and second principal and interest payment due date to maturity date and extend the maturity date until April 5, 2021 in exchange for 195,000 shares of Common Stock. The shares were valued on day of grant with a fair value of $30,225 and is included as a component of interest expense in the consolidated statements of operations.

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

The Company valued the 750,000 shares upon day of grant with a fair value of $240,000 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the statements of operations.

There was total unamortized debt discount related to the January 2020 SPAs of $52,258 as of December 31, 2020. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $487,743.

5 On February 3 and February 6, 2020, the Company entered into Securities Purchase Agreements (the “February 2020 SPAs”), with severally and not jointly, with GS Capital Partners (“GSC”) and Fourth Man LLC (“Fourth”), (the “February 2020 Investors”), pursuant to which the February 2020 Investors purchased from the Company, for an aggregate purchase price of $400,000 (the “February 2020 Purchase Price”), Promissory Notes in the principal amount of $432,000 (the “February 2020 Notes”). The February 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the February 2020 Investors loaning the February 2020 Purchase Price to the Company, the Company issued to each of the February 2020 Investors 300,000 shares of Common Stock for a total of 600,000 shares (the “February Share Issuance”). In connection with the February 2020 SPAs, the Company paid issuance costs of $32,000 which is accounted for as a debt discount on the consolidated balance sheets and is being amortized over the life of the notes. On August 5, 2020 and September 24, 2020, the Company executed agreements with the February 2020 Investors to postpone the first principal and interest payment due date to October 5, 2020 and extend the maturity date until April 5, 2021 in exchange for 225,000 shares of Common Stock. The shares were valued on day of grant with a fair value of $28,965 and is included as a component of interest expense in the consolidated statements of operations.

The terms of the February 2020 Notes are substantially the same as the terms of the January 2020 Notes. The Company recorded a debt discount of $214,000 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 600,000 shares upon day of grant with a fair value of $186,000 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

There was total unamortized debt discount related to the February 2020 SPAs of $42,658 as of December 31, 2020. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $389,342.

6 On March 5, 2020, the Company entered into a Securities Purchase Agreement (the “March 2020 SPA”), with GSC (the “March 2020 Investor”), pursuant to which the March 2020 Investor purchased from the Company, for an aggregate purchase price of $350,000 (the “March 2020 Purchase Price”), a Promissory Note in the principal amount of $378,000 (the “March 2020 Note”). The March 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the March 2020 Investor loaning the March 2020 Purchase Price to the Company, the Company issued to the March 2020 Investor 400,000 shares of Common Stock of the Company. In connection with the March 2020 SPAs, the Company paid issuance costs of $28,000 which is accounted for as a debt discount on the consolidated balance sheets and is being amortized over the life of the notes.

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

The Company valued the 400,000 shares upon day of grant with a fair value of $108,800 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

There was total unamortized debt discount related to the March 2020 SPAs of $47,018 as of December 31, 2020. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $330,982.

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

The Company valued the 172,000 shares upon day of grant with a fair value of $46,400 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

There was total unamortized debt discount related to the April 2020 SPA of $32,843 as of December 31, 2020. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $129,157.

8 On May 29, 2020, the Company entered into a Securities Purchase Agreement (the “May 2020 SPA”), with LGH Investments LLC (“LGH”) (the “May 2020 Investor”), pursuant to which the May 2020 Investor purchased from the Company, for an aggregate purchase price of $370,000 (the “May 2020 Purchase Price”), a Promissory Note in the principal amount of $400,000 (the “May 2020 Note”). The May 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the May 2020 Investor loaning the May 2020 Purchase Price to the Company, the Company issued to the May 2020 Investor 400,000 shares of Common Stock of the Company in addition to three-year warrants to purchase 500,000 shares of Common Stock.

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

The Company valued the 400,000 shares upon day of grant with a fair value of $124,000 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

The warrants were issued to the Buyers by the Company on May 29, 2020 in connection with the SPA. The warrants entitle the Buyers, respectively, to exercise purchase rights represented by the warrants up to 500,000 shares per warrant. The warrants permit the Buyers to exercise the purchase rights at any time on or after May 29, 2020 through May 29, 2023. Each warrant contains an exercise price per share of $0.40, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note. The Company valued the warrants upon day of grant with a fair value of $96,396 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

There was total unamortized debt discount related to the May 2020 SPA of $80,000 as of December 31, 2020. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $320,000.

9 On July 20, 2020, the Company entered into a Securities Purchase Agreement (the “July 2020 SPA”), with Vista Capital Investments LLC (“Vista”) (the “July 2020 Investor”), pursuant to which the July 2020 Investor purchased from the Company, for an aggregate purchase price of $250,000 (the “July 2020 Purchase Price”), a Promissory Note in the principal amount of $270,000 (the “July 2020 Note”). The July 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the July 2020 Investor loaning the July 2020 Purchase Price to the Company, the Company issued to the July 2020 Investor 270,000 shares of Common Stock of the Company in addition to three-year warrants to purchase 338,000 shares of Common Stock.

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

The Company valued the 270,000 shares upon day of grant with a fair value of $62,100 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

The warrants were issued to the Buyers by the Company on July 20, 2020 in connection with the SPA. The warrants entitle the Buyers, respectively, to exercise purchase rights represented by the warrants up to 338,000 shares per warrant. The warrants permit the Buyers to exercise the purchase rights at any time on or after July 20, 2020 through July 19, 2023. Each warrant contains an exercise price per share of $0.40, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note. The Company valued the warrants upon day of grant with a fair value of $42,362 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

There was total unamortized debt discount related to the July 2020 SPA of $108,394 as of December 31, 2020. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $161,606.

10 On December 14, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA”), with Lucas Ventures LLC (“Lucas”) (the “December 2020 Investor”), pursuant to which the December 2020 Investor purchased from the Company, for an aggregate purchase price of $153,000 (the “December 2020 Purchase Price”), a Promissory Note in the principal amount of $165,000 (the “December 2020 Note”). The December 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the December 2020 Investor loaning the December 2020 Purchase Price to the Company, the Company issued to the December 2020 Investor 300,000 shares of Common Stock of the Company in addition to three-year warrants to purchase 150,000 shares of Common Stock.

The December 2020 Note shall accrue interest at a rate of ten percent (10%) per annum and will mature on September 14, 2021. No payments of principal or interest are due through January 2021 (six (6) months following issuance) and then there are three (3) fixed payments of principal and interest due on a monthly basis until maturity.

In the event of default as defined in the agreements, the notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.70 (representing a 30% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a debt discount of $77,318 relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The Company valued the 300,000 shares upon day of grant with a fair value of $48,600 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

The warrants were issued to the Buyers by the Company on December 14, 2020 in connection with the SPA. The warrants entitle the Buyers, respectively, to exercise purchase rights represented by the warrants up to 150,000 shares per warrant. The warrants permit the Buyers to exercise the purchase rights at any time on or after December 14, 2020 through December 14, 2023. Each warrant contains an exercise price per share of $0.40, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note. The Company valued the warrants upon day of grant with a fair value of $39,082 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

There was total unamortized debt discount related to the December 2020 SPA of $154,611 as of December 31, 2020. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $10,389.

10	CONVERTIBLE PROMISSORY NOTES

As of December 31, 2020 and 2019, convertible promissory notes payable consists of:

	December 31, 2020	December 31, 2019
Convertible note payable to GBT Technologies Inc. dated September 27, 2019 with no interest; due March 27, 2021; convertible into Common Stock [1]	$-	$4,000,000
Convertible note payable to Power Up Lending Group Ltd. dated September 18, 2019 with at 12% per annum; due September 18, 2020; convertible into Common Stock [2]	-	233,000
Convertible note payable to BHP Capital NY dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	-	135,000
Convertible note payable to Armada Capital Partners LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	-	135,000
Convertible note payable to Jefferson Street Capital LLC dated October 7, 2019 with interest at 8% per annum; due April 7, 2021; convertible into shares of Common Stock [3]	-	135,000
	-	4,638,000
Less: Debt discount	-	(201,316)
	$-	$4,436,684

1 As discussed above in Note 4, the Purchase Agreement provides that the consideration is to be paid by the Company through the issuance of a convertible promissory note in the amount of $4,000,000 to GBT, and through the issuance of three million three hundred thirty-three thousand three hundred thirty-three restricted shares of the Company’s Common Stock. The conversion price of the note shall equal the volume weighted average price of the Company’s Common Stock on the trading market which the Common Stock is then trading over the previous twenty (20) days prior to the conversion date, provided that the conversion price shall never be lower than $0.10 or higher than $0.70. The note provides that the Company retains the right to prepay all or any portion of the principal without any prepayment penalty. On June 23, 2020, the debt was converted into 8,000,000 shares of the Company’s Common Stock with a per share fair value of $0.24 per share. Upon issuance of the shares, the Company recorded a gain on settlement of $2,080,000 on the consolidated statements of operations.

2 The Company executed a convertible note with Power Up Lending Group (“PowerUp”) on September 18, 2019 and identified certain features embedded in the conversion feature of the note requiring the Company to classify it as a derivative liability. The conversion price of the note shall equal 65% the average price of the two lowest trading prices of the Company’s Common Stock on the trading market which the Common Stock is then trading over the previous twenty (20) days prior to the conversion date. On March 6, 2020, the Company prepaid $233,000 in cash to fully satisfy the note which would have matured on September 18, 2020. No shares of the Company’s Common Stock were issued or conveyed to PowerUp as a result of the prepayment.

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

The Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $75,078 as of December 31, 2020 and 2019, respectively, related to the warrants issued. During the year ended December 31, 2020, the Company recorded amortization of debt discount related to these warrants totaling $161,217. During the year ended December 31, 2020, the Company paid $95,000 for the cancellation of 250,000 warrants. During the year ended December 31, 2020, the Company paid $245,797 of the outstanding balance in addition to converting $159,203 of outstanding balance to 13,426,98 shares of Company Common Stock. The aggregate outstanding balance on the notes was $0 and $405,000 as of December 31, 2020 and 2019, respectively.

Future maturities of all debt (excluding debt discount discussed above in Notes 8 and 9) are as follows:

For the Years Ending December 31,
2021	$5,565,820
2022	2,255,122
$7,820,942

11	DERIVATIVE LIABILITIES

As discussed above in Note 10, during the year ended December 31, 2020, the Company executed convertible notes with lenders and received gross proceeds of $2,182,000. The Company identified certain features embedded in the notes requiring the Company to classify the features as derivative liabilities. The conversion price of the notes is subject to adjustment for issuances of the Company’s Common Stock or any equity linked instruments or securities convertible into the Company’s Common Stock at a purchase price of less than the prevailing conversion price or exercise price. Such adjustment shall result in the conversion price and exercise price being reduced to such lower purchase price.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2020:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2019	$190,846
Change in fair value of derivative liabilities	(577,936)
Derivative liabilities recorded on issuance of convertible notes	2,024,191
Write-off of derivative liabilities upon settlement of debt	(279,573)
Balance, December 31, 2020	$1,357,528

During the year ended December 31, 2020, the fair value of the derivative feature was calculated using the following weighted average assumptions:

December 31, 2020
Risk-free interest rate	0.08 – 1.51%
Expected life of grants	0.75 year
Expected volatility of underlying stock	96 - 132%
Dividends	0%

As of December 31, 2020 and 2019, the derivative liability was $1,357,528 and $190,846, respectively. In addition, for the year ended December 31, 2020, the Company recorded $577,936 as a gain on the change in fair value of the derivative on the consolidated statement of operations. The Company determined that upon measuring the fair value of the derivative features, the total amount recorded as a debt discount exceed the face value of the notes issued and the Company therefore recorded derivative expense of $566,789 on the consolidated income statements.

12	LINE OF CREDIT

On January 25, 2018 the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. As of December 31, 2020 and 2019, the outstanding balance on the LOC was $912,870. The LOC matures on April 24, 2021.

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

During the year ended December 31, 2020 and 2019, the Company paid lease obligations of $200,296 and $55,608, respectively, under the leases.

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

Leases with a term of 12 months or less are not recorded on the balance sheets, per the election of the practical expedient noted above.

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

The components of lease expense, including short term leases, were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Operating lease	$324,728	$80,760
Interest on lease liabilities	50,062	7,002
Total net lease cost	$374,790	$87,762

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets - net	$368,638	$210,816

Current operating lease liabilities, included in current liabilities	$210,556	$90,944
Noncurrent operating lease liabilities, included in long-term liabilities	155,167	119,872
Total operating lease liabilities	$365,723	$210,816

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200,296	$55,608

ROU assets obtained in exchange for lease liabilities:
Operating leases	$355,203	$266,424

Weighted average remaining lease term (in years):
Operating leases	1.80	2.12

Weighted average discount rate:
Operating leases	11.4%	5.5%

Total future minimum payments required under the lease obligations as of December 31, 2020 are as follows:

Twelve Months Ending December 31,
2020 (remainder of year)	$240,160
2021	164,041
2022	-
Total lease payments	$404,201
Less: amounts representing interest	(38,474)
Total lease obligations	$365,723

14	STOCKHOLDERS’ EQUITY

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

As of December 31, 2020 and 2019, there were 13,000,000 shares of Series A issued and outstanding.

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

As discussed above in Note 1, on January 17, 2019, the Company announced the completion of an agreement to acquire a 40% equity ownership of Centercom. Upon execution of the agreement, the Company issued 72,000 shares of Preferred C stock (convertible into 18,000,000 shares of Common Stock) to a director, officer and minority owner of the Company who has a 50% interest in Centercom. The Company recorded its investment in Centercom of $178,508, which is the Company’s 40% ownership of Centercom’s net book value upon close of the completion of the transaction, as “Investment in Centercom” in long term assets on the accompanying consolidated balance sheets.

On February 15, 2019, Carter Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock.

As of December 31, 2020 and 2019, there were 721,598 shares of Series C issued and outstanding.

Common Stock

As discussed above in Note 1, on January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfreys. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 500,000 shares of the Company’s Common Stock. In addition, the agreements called for 25,000 shares of Common Stock to be issued to the Winfreys on a monthly basis over a 12-month period. During the year ended December 31, 2020, the Company issued 275,000 shares of Common Stock pursuant to the agreements.

As discussed in Note 10 above, during the year ended December 31, 2020, the Company granted 2,892,000 shares of Common Stock pursuant to debt agreements executed with various lenders. The shares were valued on execution date and recorded as a debt discount on the consolidated balance sheets.

As discussed in Note 10 above, during the year ended December 31, 2020, the Company issued 13,426,698 shares of Common Stock for the conversion of debt totaling $2,280,040 in principal and interest.

During year ended December 31, 2020, the Company sold an aggregate of 5,678,174 shares of Common Stock and 2,839,087 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $0.75, resulting in gross proceeds to the Company of $1,068,500.

During the year ended December 31, 2020, the Company executed consulting agreements with third parties for professional services. Upon execution of the agreement, the Company agreed to issue 86,000 shares of the Company’s Common Stock. The 86,000 shares have an aggregated fair value of approximately $11,103 which was expensed immediately upon execution of the agreement.

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

As of December 31, 2020 and 2019, there were 127,131,210 and 102,193,579 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2019	2,012,500	$0.43
Exercisable – December 31, 2019	2,012,500	$0.43
Granted	984,284	$0.48
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2019	6,849,635	$0.71
Granted	3,116,230	$0.53
Exercised	-	$-
Forfeited/Cancelled	(250,000)	$-
Outstanding – December 31, 2020	9,715,865	$0.65
Exercisable – December 31, 2020	9,715,865	$0.6

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 – 3.00	9,715,865	1.52 years	$0.65	9,715,865	$0. 65

At December 31, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

As discussed in Note 9, during the year ended December 31, 2020, the Company paid $95,000 for the cancellation of 250,000 warrants.

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

For the year ended December 31, 2019, when computing fair value of share-based payments, the Company has considered the following variables:

December 31, 2019
Risk-free interest rate	2.50%
Expected life of grants	3 years
Expected volatility of underlying stock	168.71%
Dividends	0%

The estimated warrant life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

The Company did not issue any warrants as compensation for services during the year ended December 31, 2020.

During the year ended December 31, 2020 and 2019, the Company recorded total stock-based compensation expense related to the warrants of $0 and $33,700, respectively. The unrecognized compensation expense at December 31, 2020 was approximately $0.

15	RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance had no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of December 31, 2020 and 2019, the outstanding balance due was $0.

For the years ended December 31, 2020 and 2019, outsourced management services fees of $0 and $1,020,000, respectively, were paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the consolidated statements of operations. Axia is owned by the Company’s Chief Executive Officer.

At December 31, 2020 and 2019, the Company had trade payables to Axia of $373,012 and $666,112, respectively.

For the years ended December 31, 2020 and 2019, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $218,334 and $704,683, respectively. These costs are included in Cost of revenue in the consolidated statements of operations. The Company’s Chief Executive Officer is a minority owner of 321 Communications.

At December 31, 2020 and 2019, the Company had trade payables to 321 Communications of $25,336 and $140,923, respectively.

The Company contracted with CenterCom Global, S.A. de C.V. (“CenterCom Global”) to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the year ended December 31, 2020 and 2019 were $2,821,925 and $2,384,780, respectively, and are included in Cost of revenue in the consolidated statements of operations. The Company’s President has a 50% interest in CenterCom Global.

At December 31, 2020 and 2019, the Company had trade payables to CenterCom Global of $1,252,331 and $282,159, respectively.

See Note 9 long-term debt due to related parties.

16	COMMITMENTS AND CONTINGENCIES

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

On January 15, 2020, the Company and Carter Matzinger (a member of the Company’s Board of Directors) (collectively, the “Surge Party”), and the former owners of the Company’s wholly-owned subsidiary, DigitizeIQ, LLC (collectively, the “DigitizeIQ Party” and, together with the Surge Party, the “Parties”), entered into a settlement agreement (the “DigitizeIQ Settlement Agreement”) to settle any claims the Parties may have had against each other. The parties made claims against each other with regard to alleged breaches of an Exchange Agreement, a Non-Compete Agreement, and promissory notes issued by the Company to the DigitzeIQ Party (the “DigitzeIQ Promissory Notes”). Pursuant to the DigitizeIQ Settlement Agreement, the Parties, in addition to releasing all claims against each other, agreed to cooperate to ensure the complete transfer and assignment of the domain “digitizeiq.com” to the Company and agreed that the DigitizeIQ Promissory Notes are deemed terminated. As a result of the DigitizeIQ Promissory Notes being terminated, the Company reduced its liabilities by approximately $580,000.

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

On July 9, 2020, the Company entered into a settlement and release agreement with Unimax Communications, LLC (“Unimax”). The settlement is related to a complaint filed by Unimax alleging the Company is indebted pursuant to a purchase order and additional financing terms. The Company agreed to pay Unimax the total sum of $785,000 over a 24-month period. The settlement amount is included accounts payable and accrued expenses – other on the consolidated balance sheets. Subsequent to December 31, 2021, the Company has agreed to pay off the balance by April 30, 2021.

17	INCOME TAXES

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

At December 31, 2020, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $18.1 million that may be used to offset future taxable income through the fiscal year ending December 31, 2040. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $3.9 million was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $3.9 million.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $1.9 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively.

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

No material interest or penalties on unpaid tax were recorded during the year ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Components of deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$3,913,365	$2,002,427
Less valuation allowance	(3,913,365)	(2,002,427)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%

Effective income tax rate	0.0%	0.0%

18	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the years ended December 31, 2020 and 2019, are as follows:

	Surge Blockchain & Other	Surge Logics	TW	ECS	Total
Year ended December 31, 2020
Revenue	$741,863	$16,430,057	$2,372,977	$34,861,891	$54,406,788
Cost of revenue (exclusive of depreciation and amortization)	(849,225)	(14,213,769)	(3,003,099)	(33,872,018)	(51,938,111)
Gross margin	(107,362)	2,216,288	(630,122)	989,873	2,468,677
Costs and expenses	(8,066,653)	(2,147,406)	(937,196)	(1,463,090)	(12,614,345)
Operating profit (loss)	$(8,174,015)	$68,882	$(1,567,318)	$(473,217)	$(10,145,668)

Year ended December 31, 2019
Revenue	$4,295,434	$7,234,366	$3,446,003	$10,767,138	$25,742,941
Cost of revenue (exclusive of depreciation and amortization)	(1,665,839)	(4,721,923)	(5,845,663)	(10,390,096)	(22,623,521)
Gross margin	2,629,595	2,512,443	(2,399,660)	377,042	3,119,420
Costs and expenses	(6,340,282)	(2,388,181)	(1,749,975)	(409,010)	(10,887,448)
Operating loss	$(3,710,687)	$124,262	$(4,149,635)	$(31,968)	$(7,768,028)

December 31, 2020
Total assets	$1,729,041	$199,366	$(353,476)	$4,883,357	$7,325,071
Total liabilities	10,912,205	2,450,888	4,301,249	386,695	18,051,037

December 31, 2019
Total assets	$4,782,722	$249,196	$(33,718)	$4,988,173	$9,986,373
Total liabilities	10,115,799	734,875	3,815,175	20,139	14,685,988

19	SUBSEQUENT EVENTS

On March 8, 2021, the Company entered an agreement for a 15% OID convertible promissory note in the amount of $2,3000,000. The proceeds from this transaction and cash on hand was used to pay down $2,284,075 of a total of $2,485,250 of promissory notes with various rates and maturities.

On February 12, 2021, the Company filed Form S-1/A with the Securities and Exchange Commission with the intent of listing on Nasdaq within 90 days.

On January 22, 2021, we entered into a stock purchase agreement (the “Digitize IQ Agreement”), by and between us and Surge Logics, Inc. Pursuant to the Digitize IQ Agreement, we sold one hundred percent (100%) of its ownership interests in Digitize IQ, LLC to Surge Logics, Inc. for a purchase price of $10.

On January 22, 2021, we entered into a stock purchase agreement (the “KSIX Agreement”), by and between us and Surge Logics, Inc. Pursuant to the KSIX Agreement, we sold one hundred percent (100%) of its ownership interests in KSIX, LLC to Surge Logics, Inc. for a purchase price of $10.

On February 11, 2021, David C Ansani and Carter Matzinger resigned from the Board of Directors of SurgePays, Inc. Neither Mr. Matzinger’s nor Mr. Ansani’s resignations were due to any disagreements with the Company on any of the Company’s operations, policies or practices. On February 23, 2021, Jay Jones and David May were appointed to the Board of Directors. There are no family relationships between either Mr. May or Mr. Jones and any director or other executive officer of the Company, nor are there any transactions to which the Company was or are a participant and in which either Mr. May or Mr. Jones have a material interest subject to disclosure under Item 404(a) of Regulation S-K. There are no arrangements or understandings between either Mr. May or Mr. Jones and any other person pursuant to which they were selected as members of the Board. Mr. May and Mr. Jones will both enter into compensatory arrangements with the Company at a later date.

