Form 10-Q
period 2021-03-31
SurgePays, Inc.
filed 2021-05-17
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

847-648-7541

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares of the registrant’s common stock outstanding as of May 14, 2021 was 151,775,814 shares.

2

SURGEPAYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,602,474	$673,995
Accounts receivable, less allowance for doubtful accounts of $116,664 and $774,841, respectively	489,437	180,499
Lifeline revenue due from USAC	221,790	212,621
Inventory	233,809	178,309
Prepaid expenses	6,421	5,605
Total current assets	2,553,931	1,251,029

Property and Equipment, less accumulated depreciation of $121,315 and $105,484, respectively	223,594	236,810
Intangible assets less accumulated amortization of $1,829,906 and $1,627,779, respectively	3,923,615	4,125,742
Goodwill	866,782	866,782
Investment in Centercom	340,839	414,612
Operating lease right of use asset, net	819,632	368,638
Other long-term assets	61,458	61,458
Total assets	$8,789,851	$7,325,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses - others	$4,462,922	$5,589,547
Accounts payable and accrued expenses - related party	1,604,278	1,753,837
Credit card liability	382,191	383,073
Deferred revenue	725,200	443,300
Derivative liability	2,729,151	1,357,528
Operating lease liability	235,379	210,556
Line of credit	912,870	912,870
Debt – related party	3,624,000	2,369,000
Convertible promissory notes payable - net	144,932	—
Notes payable and current portion of long-term debt, net	153,383	2,283,950
Total current liabilities	14,974,306	15,303,661

Long-term debt less current portion – related party	1,120,440	1,120,440
Operating lease liability – net	578,476	155,167
Trade payables - long term	854,868	854,868
Notes payable and long-term portion of debt - net	1,652,849	616,901
Total liabilities	$19,180,939	$18,051,037

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock: $0.001 par value; 100,000,000 shares authorized; 13,000,000 and 13,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively	13,000	13,000
Series C convertible preferred stock; $0.001 par value; 1,000,000 shares authorized; 721,598 and 721,598 shares issued and outstanding at December 31, 2020 and 2019, respectively	722	722
Common stock: $0.001 par value; 500,000,000 shares authorized; 127,131,210 shares and 127,131,210 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	152,849	127,131
Additional paid in capital	15,849,971	10,725,380
Accumulated deficit	(26,407,630)	(21,592,199)
Total stockholders’ deficit	(10,391,088)	(10,725,966)
Total liabilities and stockholders’ deficit	$8,789,851	$7,325,071

See accompanying notes to condensed consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Revenue	$10,988,948	$15,787,799

Cost of revenue (exclusive of depreciation and amortization shown below)	9,857,309	15,058,914

Gross profit	1,131,639	728,885

Cost and expenses
Depreciation and amortization	217,958	265,464
Selling, general and administrative	3,021,851	3,228,660
Total costs and expenses	3,239,809	3,494,124

Operating loss	(2,108,170)	(2,765,239)

Other income (expense):
Interest expense	(1,303,859)	(482,722)
Derivative expense	(1,775,057)	(348,334)
Change in fair value of derivative liability	303,850	(31,816)
Gain on investment in Centercom	(73,773)	32,369
Gain on settlement of liabilities	141,578	538,436
Total other income (expense)	(2,707,261)	(292,067)

Net loss before provision for income taxes	(4,815,431)	(3,057,306)

Provision for income taxes	-	-

Net loss	$(4,815,431)	$(3,057,306)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding – basic and diluted	130,222,802	103,821,561

See accompanying notes to condensed consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2021

	Series A		Series C				Additional
	Preferred		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2021	13,000,000	$13,000	721,598	$722	127,131,210	$127,131	$10,725,380	$(21,592,199)	$(10,725,966)

Issuance of Common Stock and options for services rendered	-	-	-	-	63,000	63	61,508	-	61,571

Sale of Common Stock	-	-	-	-	13,000,000	13,000	1,497,000		1,510,000

Issuance of Common Stock and warrants with debt recorded as debt discount	-	-	-	-	900,000	900	2,037,735		2,038,635

Shares issued for conversion of debt	-	-	-	-	6,614,537	6,615	851,543	-	858,158

Make whole Common Stock issued pursuant to SPA	-	-	-	-	757,345	757	89,644	-	90,401

Issuance of Common Stock for modification of debt	-	-	-	-	695,818	696	108,235	-	108,931

Shares issued for the settlement of liabilities	-	-	-	-	3,586,850	3,587	461,126	-	464,713

Issuance of Common Stock for an acquisition	-	-	-	-	100,000	100	17,800	-	17,900

Net loss	-	-	-	-	-	-	-	(4,815,431)	(4,815,431)

Balance, March 31, 2021	13,000,000	13,000	721,598	722	152,848,760	152,849	15,849,971	(26,407,630)	(10,391,088)

Three Months Ended March 31, 2020

	Series A		Series C				Additional
	Preferred		Preferred		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2020	13,000,000	$13,000	721,598	$722	102,193,579	$102,193	$6,055,042	$(10,870,572)	$(4,699,615)

Issuance of Common Stock and options for services rendered	-	-	-	-	-	-	16,901		16,901

Sale of Common Stock and warrants	-	-	-	-	428,571	429	149,571		150,000

Issuance of Common Stock with debt recorded as debt discount	-	-	-	-	1,750,000	1,750	533,050		534,800

Issuance of Common Stock for an acquisition	-	-	-	-	550,000	550	177,226	-	177,776

Net loss	-	-	-	-	-	-	-	(3,057,306)	(3,057,306)

Balance, March 31, 2020	13,000,000	13,000	721,598	722	104,922,150	104,922	6,931,790	(13,927,878)	(6,877,444)

See accompanying notes to condensed consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Operating activities
Net loss	$(4,815,431)	$(3,057,306)
Adjustments to reconcile net income loss to net cash used in operating activities:
Depreciation and amortization	217,958	265,464
Amortization of right of use assets	64,854	46,534
Amortization of debt discount	704,223	313,297
Stock-based compensation	61,571	16,901
Change in fair value of derivative liability	(303,850)	31,816
Derivative expense	1,775,057	348,334
(Gain) loss on settlement of liabilities	(201,778)	(582,806
Gain on equity investment in Centercom	73,773	(32,369)
Changes in operating assets and liabilities:
Accounts receivable	(308,938)	(677,155)
Lifeline revenue due from USAC	(9,169)	(149,144
Inventory	(55,500)	-
Prepaid expenses	(816)	36,910
Other assets	-	66,457
Credit card liability	(882)	(60,815)
Deferred revenue	281,900	684,950
Loss contingency	-	(38,040)
Current portion of operating lease liability	(67,716)	(46,534)
Accounts payable and accrued expenses	(850,610)	1,789,584
Net cash used in operating activities	(3,435,354)	(1,043,922)

Investing activities
Purchase of equipment	(2,615)	(3,072)

Net cash provided by (used) in investing activities	(2,615)	(3,072)

Financing activities
Issuance of Common Stock and warrants	1,510,000	150,000
Note payable, related party - borrowings	1,255,000
Note payable - borrowings	768,167
Note payable - repayments	(1,466,719)	(27,500)
Convertible promissory notes - borrowings	2,300,000	1,350,000
Convertible promissory notes - repayments	-	(233,000)
Cash paid for debt issuance costs	-	(100,000)
Net cash provided by financing activities	4,366,448	1,139,500

Net change in cash and cash equivalents	928,479	92,506

Cash and cash equivalents, beginning of period	673,995	346,040

Cash and cash equivalents, end of period	$1,602,474	$438,546

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$27,509

Non-cash investing and financing activities:
Common Stock issued for an acquisition	$-	$165,000
Common Stock and warrants issued with debt recorded as debt discount	$2,038,635	$534,000
Derivative liability on convertible notes recorded as debt discount	$-	$981,382
Make whole Common Stock issued pursuant to SPA	$90,401	$-
Issuance of Common Stock for modification of debt	$108,931	$-
Operating lease liability	$515,848	$355,203

See accompanying notes to condensed consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2021

1	BUSINESS

The accompanying consolidated financial statements include the accounts of SurgePays Inc., (“Surge” or the “Company”), formerly Ksix Media Holdings, Inc. and Surge Holdings, Inc. The Company was incorporated in Nevada on August 18, 2006, and its wholly owned subsidiaries, Ksix Media, Inc. (“Media”), incorporated in Nevada on November 5, 2014; Ksix, LLC (“KSIX”), a Nevada limited liability company that was formed on September 14, 2011; Surge Blockchain, LLC (“Blockchain”), formerly Blvd. Media Group, LLC (“BLVD”), a Nevada limited liability company that was formed on January 29, 2009; DigitizeIQ, LLC (“DIQ”) an Illinois limited liability company that was formed on July 23, 2014; Surge Cryptocurrency Mining, Inc. (“Crypto”), formerly North American Exploration, Inc. (“NAE”), a Nevada corporation that was incorporated on August 18, 2006 (since January 1, 2019, this has been a dormant entity that does not own any assets); LogicsIQ Inc. (“Logics”), an Nevada corporation that was formed on October 2, 2018; SurgePays Fintech Inc (“Tech”), an Nevada corporation that was formed on August 22, 2019; Surge Payments LLC (“Payments”), an Nevada corporation that was formed on December 17, 2018; SurgePhone Wireless LLC (“Surge Phone”), an Nevada corporation that was formed on August 29, 2019 and True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC) (“TW”), (collectively the “Company” or “we”). On October 29, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to change its name to SurgePays, Inc.

All significant intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

Stock Purchase Agreements

On January 22, 2021, the Company entered into a stock purchase agreement (the “Digitize IQ Agreement”), by and between the Company and LogicsIQ, Inc. Pursuant to the Digitize IQ Agreement, the Company sold one hundred percent (100%) of its ownership interests in Digitize IQ, LLC to LogicsIQ, Inc. for a purchase price of $10.

On January 22, 2021, the Company entered into a stock purchase agreement (the “KSIX Agreement”), by and between the Company and LogicsIQ, Inc. Pursuant to the KSIX Agreement, the Company sold one hundred percent (100%) of its ownership interests in KSIX, LLC to LogicsIQ, Inc. for a purchase price of $10.

Evergreen Capital Management Note

On March 8, 2021 (the “Effective Date”), SurgePays, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) with Evergreen Capital Management LLC (the “Investor”), pursuant to which the Company sold to the Investor a 15% OID convertible promissory note with a principal amount of $2,300,000 (the “Note”) and a warrant (the “Warrant”) to purchase up to 13,437,500 shares of Common Stock for proceeds of $2,000,000.

The Note matures on March 8, 2022, bears interest at the rate of 5% per annum and is convertible at any time upon the option of the Investor into shares of Common Stock at a conversion price equal to $0.16 per share or, upon the occurrence and during the continuance of an Event of Default (as defined in the Note), if lower, at a conversion price equal to 75% of the lowest daily VWAP of the Common Stock during the 20 consecutive trading days immediately preceding the applicable conversion date.

The Warrant is exercisable at a purchase price of $0.16 per share at any time on or prior to March 8, 2026, and may be exercised on a cashless basis, beginning on the six-month anniversary of the Effective Date, if the shares of Common Stock underlying the Warrant are not then registered under the Securities Act of 1933.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 2, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to credit risk consist of cash and cash equivalents, and accounts receivable. The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. Accounts receivables potentially subject the Company to concentrations of credit risk. Company closely monitors extensions of credit. Estimated credit losses have been recorded in the consolidated financial statements. Recent credit losses have been within management’s expectations. One customer accounted for more than 11% of revenues in for the period ending March 31, 2020. No customer accounted for more than 10% of revenues in for the period ending March 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2021 and December 31, 2020.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of March 31, 2021 and December 31, 2020, the Company had reserves of $116,664.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. As of March 31, 2021 and December 31, 2020, the Company had inventory of $233,809 and $178,309, respectively.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Derivative Liabilities

The Company evaluates its options, warrants, convertible notes, or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise, or cancellation and then the related fair value is reclassified to equity.

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

The Company had derivative liabilities of $2,729,151 and $1,357,528 as of March 31, 2021 and December 31, 2020 , respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606 to align revenue recognition more closely with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2021 and December 31, 2020 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by entity for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
True Wireless, Inc.	$628,325	$290,705
Surge Blockchain, LLC	-	229,802
LogicsIQ, Inc.	3,408,403	5,451,919
ECS	6,914,486	9,746,773
Other	37,734	68,600
Total revenue	$10,988,948	$15,787,799

True Wireless is licensed to provide wireless services to qualifying low-income customers in five states. Revenues are recognized when the services have been provided and the government subsidy has been earned.

Surge Blockchain revenues are generated through the SurgePaysPortal multi-purpose software are recognized when the goods and services have been delivered and earned.

LogicsIQ is a full-service digital advertising agency and revenues are recognized at a period in time once performance obligations are met and services are provided as customer deposits are received in advance. The majority of the revenue is recognized within the month the obligation was created and recognized, after the lead is identified and sent to the customer.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Convertible note	15,738,269	12,461,539
Common stock options	850,176	850,176
Common stock warrants	15,410,500	7,063,919
Total contingent shares issuance arrangement, stock options or warrants	31,998,945	20,375,634

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2018.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

Recent adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new standard during the quarter ended March 31, 2021 and the adoption did not have a material effect on the condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company adopted the new standard during the quarter ended March 31, 2021 and the adoption did not have a material effect on the condensed consolidated financial statements and related disclosures.

Recent issued accounting pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements.

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

At March 31, 2021 and December 31, 2020, our current assets were $2,553,931 and $1,251,029, respectively, and our current liabilities were $14,974,306 and $15,303,661, respectively, which resulted in a working capital deficit of $12,420,375 and $14,052,632, respectively.

Total assets at March 31, 2021 and December 31, 2020 amounted to $8,789,851 and $7,325,071, respectively. At March 31, 2021, assets consisted of current assets of $2,553,931, net property and equipment of $223,594, net intangible assets of $3,923,615, goodwill of $866,782, equity investment in Centercom of $340,839, and operating lease right of use asset of 819,632, as compared to current assets of $1,251,029, net property and equipment of $236,810, net intangible assets of $4,125,742, goodwill of $866,782, equity investment in Centercom of $414,612 and operating lease right of use asset of $368,638 at December 31, 2020.

At March 31, 2021, our total liabilities of $19,180,939 increased $1,129,902 from $18,051,037 at December 31, 2020.

At March 31, 2021, our total stockholders’ deficit was $10,391,088 as compared to $10,725,966 at December 31, 2020. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $4,815,431 offset by equity issuances during 2021.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Net cash used in operating activities	$(3,435,354)	$(1,043,922)
Net cash used in investing activities	(2,615)	(3,072)
Net cash provided by financing activities	4,366,448	1,139,500
Net change in cash and cash equivalents	$928,479	$92,506

At December 31, 2020, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 7 to the Condensed Consolidated Financial Statements.

Notes payable and long-term debt - See Note 8 to the Condensed Consolidated Financial Statements.

Convertible promissory notes - See Note 9 to the Condensed Consolidated Financial Statements.

Related party transactions - See Note 14 to the Condensed Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

We believe we will continue to incur net losses and do not expect positive cash flows from operations until the 4th quarter of 2021. At that time, we believe the impact of COVID-19 will have rescinded enough to allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business. The Company will continue to fund operations until cash flow positive through the use of promissory notes, both related and non-related party. These notes made up the majority of the $4,366,448 generated by financing activities during the three months ended March 31, 2021.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loans may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 17, 2020, the Company closed a $498,082 SBA guaranteed PPP loan with Bank3. On March 2, 2021, the Company closed a $518,167 SBA guaranteed PPP loan with Bank3. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. In addition, the Company received $636,600 in several Economic Injury Disaster Loans with the Small Business Administration. These loans all carry a 3.75% interest rate payable over 30 years. First payment due 12 months from date of note.

4	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Computer Equipment and Software	$315,411	$312,796
Furniture and Fixtures	9,774	9,774
Leasehold Improvements	19,724	19,724
	344,909	342,294
Less: Accumulated Depreciation	(121,315)	(105,484)
	$223,594	$236,810

Depreciation expense was $15,831 and $15,524 for the three months ended March 31, 2021 and 2020, respectively.

5	INTANGIBLE ASSETS

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
ECS Membership agreement	$465,000	$465,000
Customer relationships	183,255	183,255
Noncompetition agreement	201,389	201,389
Trade names	617,474	617,474
Proprietary software	4,286,403	4,286,403
	5,753,521	5,753,521
Less: Accumulated Depreciation	(1,829,906)	(1,627,779)
	$3,923,615	$4,125,742

Amortization expense of intangible assets for the three months ended March 31, 2021 and 2020 total $202,127 and $200,028, respectively. As of December 31, 2020, the weighted average remaining useful lives of these assets were 6.55 years.

The carrying amount of goodwill was $866,782 at March 31, 2021 and December 31, 2020. There were no changes in the carrying amount of goodwill during the period.

No impairment in the carrying amount of goodwill was recognized during the three months ended March 31, 2021 and 2020.

6	CREDIT CARD LIABILITY

The Company previously utilized a credit card issued in the name of DIQ to pay for certain of its trade obligations. During the three months ended March 31, 2021 and 2020, the Company utilized a credit card issued in the name of Surge Holdings, Inc. to pay certain trade obligations totaling $102,941 and $87,382, respectively. At March 31, 2021 and December 31, 2020, the Company’s total credit card liability was $382,191 and $383,073, respectively.

7	NOTES PAYABLE – RELATED PARTY

In December 2018, the Company executed a promissory note payable agreement with SMDMM Funding, LLC (“SMDMM”), an entity that is owned by the Company’s Chief Executive Officer. The promissory note was for a principal sum up to $1.1 million at an annual interest rate of 6%, due on December 27, 2021. During the three months ended March 31, 2021, the Company did not withdraw any net advances on the note.

In August 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $217,000 at an annual interest rate of 6%, due on August 15, 2022. During the three months ended March 31, 2021, the Company did not withdraw any net advances on the note.

During the fourth quarter 2019, the Company executed a promissory note payable agreement with SMDMM. The promissory note was for a principal sum up to $883,440 at an annual interest rate of 15%, due on November 21, 2022. During the three months ended March 31, 2021, the Company did not withdraw any net advances on the note.

During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company executed a series of promissory notes payable agreement with SMDMM. The promissory notes were for a principal sum up to $2,371,500 at an annual interest rate of 10%, due on demand. During the three months ended March 31, 2021, the Company drew advances on the note totaling $1.26 million.

During the three months ended March 31, 2021, the Company made accrued interest payments of $0. The outstanding principal balance under the promissory notes due to SMDMM was $4,596,940 and $3,341,940 at March 31, 2021 and December 31, 2020, respectively. Accrued interest owed to SMDMM was $369,391 and $272,127 at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, the Company executed a series of promissory notes with AN Holdings, LLC, an entity owned by the Company’s President. The promissory notes were for an aggregate principal sum of $63,000 at an annual interest rate of 15%, due on demand. The Company repaid $63,000 during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the outstanding balance on the notes was $147,500. Accrued interest owed to was $11,343 and $5,888 at March 31, 2021 and December 31, 2020, respectively.

8	NOTES PAYABLE AND LONG-TERM DEBT

As of March 31, 2021 and December 31, 2020, notes payable and long-term debt, net of debt discount, consists of:

	March 31, 2021	December 31, 2020
	(unaudited)
Promissory note payable to a lender dated November 4, 2019; accruing interest at 18% per annum; due November 3, 2020; 100,000 shares of restricted Common Stock granted on execution recorded as a debt discount[1]	$-	$250,000
Promissory note payable to Bank3 dated April 17, 2020; accruing interest at 1% per annum, due October 17, 2021.	498,082	498,082
Note payable to US Small Business Administration dated May 25, 2020; accruing interest at 3.75% per annum; due May 25, 2050.	150,000	150,000
Note payable to US Small Business Administration dated July 5, 2020; accruing interest at 3.75% per annum; due July 5, 2050.	150,000	150,000
Note payable to US Small Business Administration dated July 5, 2020; accruing interest at 3.75% per annum; due July 5, 2050.	15,100	15,100
Note payable to US Small Business Administration dated July 7, 2020; accruing interest at 3.75% per annum; due July 7, 2050.	150,000	150,000
Note payable to US Small Business Administration dated July 21, 2020; accruing interest at 3.75% per annum; due July 21, 2050.	150,000	150,000
Note payable to US Small Business Administration dated July 21, 2020; accruing interest at 3.75% per annum; due July 21, 2050.	21,500	21,500
Promissory note payable to BHP Capital NY dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock upon default[2]	-	100,343
Promissory note payable to Armada Capital Partners LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock upon default[2]	28,499	118,394
Promissory note payable to Jefferson Street Capital LLC dated January 30, 2020 with interest at 14% per annum; due February 5, 2021; convertible into shares of Common Stock upon default[2]	79,203	148,500
Promissory note payable to GS Capital Partners dated February 7, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock upon default[3]	-	216,000
Promissory note payable to Fourth Man LLC dated February 7, 2020 with interest at 14% per annum; due April 5, 2021; convertible into shares of Common Stock upon default[3]	-	187,018
Promissory note payable to GS Capital Partners dated March 5, 2020 with interest at 14% per annum; due February 6, 2021; convertible into shares of Common Stock upon default[4]	-	378,000
Promissory note payable to Tangiers Global LLC dated March 15, 2020 with interest at 14% per annum; due March 15, 2021; convertible into shares of Common Stock upon default[5]	-	50,695
Promissory note payable to LGH Investments LLC dated May 29, 2020 with interest at 10% per annum; due March 29, 2021; convertible into shares of Common Stock upon default[6]	-	400,000
Promissory note payable to Vista Capital LLC dated July 21, 2020 with interest at 10% per annum; due March 29, 2021; convertible into shares of Common Stock upon default[7]	-	270,000
Promissory note payable to Lucas Ventures dated December 14, 2020 with interest at 10% per annum; due September 10, 2021; convertible into shares of Common Stock upon default[8]	165,000	165,000
Promissory note payable to Bank3 dated March 1, 2021; accruing interest at 1% per annum, due March 2, 2026.	518,167	-
	1,925,551	3,418,632
Less: Debt discount	(119,319)	(517,781)
	$1,806,232	$2,900,851

1Promissory note – The Company evaluated the 100,000 restricted shares of the Company’s Common Stock granted with the note and recorded a debt discount of $31,200. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $0. During the three months ended March 31, 2021, the Company issued shares of the Company’s Common Stock to settle the outstanding balances of the promissory note.

2 On January 30, 2020, the Company entered into Securities Purchase Agreements (the “January 2020 SPAs”), with severally and not jointly, with BHP, Armada, Jefferson (the “January 2020 Investors”), pursuant to which the January 2020 Investors purchased from the Company, for an aggregate purchase price of $500,000 (the “January 2020 Purchase Price”), Promissory Notes in the aggregate principal amount of $540,000 (the “January 2020 Notes”). The January 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the January 2020 Investors loaning the January 2020 Purchase Price to the Company, the Company issued to each of the January 2020 Investors 250,000 shares of Common Stock for a total of 750,000 shares (the “January 2020 Share Issuance”). In connection with the January 2020 SPAs, the Company paid issuance costs of $40,000 which is accounted for as a debt discount on the consolidated balance sheets and is being amortized over the life of the notes.

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

There was total unamortized debt discount related to the January 2020 SPAs of $0 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $52,257.

During the three months ended March 31, 2021, the Company issued 1,100,555 shares of the Company’s Common Stock to settle the outstanding balances of $177,908 under the January 2020 SPAs.

3 On February 3 and February 6, 2020, the Company entered into Securities Purchase Agreements (the “February 2020 SPAs”), with severally and not jointly, with GS Capital Partners (“GSC”) and Fourth Man LLC (“Fourth”), (the “February 2020 Investors”), pursuant to which the February 2020 Investors purchased from the Company, for an aggregate purchase price of $400,000 (the “February 2020 Purchase Price”), Promissory Notes in the principal amount of $432,000 (the “February 2020 Notes”). The February 2020 Notes will be repaid according to a schedule of fixed interest and principal payments beginning in August 2020. As additional consideration for the February 2020 Investors loaning the February 2020 Purchase Price to the Company, the Company issued to each of the February 2020 Investors 300,000 shares of Common Stock for a total of 600,000 shares (the “February Share Issuance”). In connection with the February 2020 SPAs, the Company paid issuance costs of $32,000 which is accounted for as a debt discount on the consolidated balance sheets and is being amortized over the life of the notes. On August 5, 2020 and September 24, 2020, the Company executed agreements with the February 2020 Investors to postpone the first principal and interest payment due date to October 5, 2020 and extend the maturity date until April 5, 2021 in exchange for 225,000 shares of Common Stock. The shares were valued on day of grant with a fair value of $28,965 and is included as a component of interest expense in the consolidated statements of operations.

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

There was total unamortized debt discount related to the February 2020 SPAs of $0 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $42,658. As of March 31, 2021, the outstanding balance under the February 2020 SPAs was $0.

4 On March 5, 2020, the Company entered into a Securities Purchase Agreement (the “March 2020 SPA”), with GSC (the “March 2020 Investor”), pursuant to which the March 2020 Investor purchased from the Company, for an aggregate purchase price of $350,000 (the “March 2020 Purchase Price”), a Promissory Note in the principal amount of $378,000 (the “March 2020 Note”). The March 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the March 2020 Investor loaning the March 2020 Purchase Price to the Company, the Company issued to the March 2020 Investor 400,000 shares of Common Stock of the Company. In connection with the March 2020 SPAs, the Company paid issuance costs of $28,000 which is accounted for as a debt discount on the consolidated balance sheets and is being amortized over the life of the notes.

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

There was total unamortized debt discount related to the March 2020 SPAs of $0 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $47,018. As of March 31, 2021, the outstanding balance under the March 2020 SPAs was $0.

5 On April 1, 2020, the Company entered into a Securities Purchase Agreement (the “April 2020 SPA”), with Tangiers Global (“Tangiers”) (the “April 2020 Investor”), pursuant to which the April 2020 Investor purchased from the Company, for an aggregate purchase price of $150,000 (the “April 2020 Purchase Price”), a Promissory Note in the principal amount of $162,000 (the “April 2020 Note”). The April 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the April 2020 Investor loaning the April 2020 Purchase Price to the Company, the Company issued to the April 2020 Investor 172,000 shares of Common Stock of the Company.

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

There was total unamortized debt discount related to the April 2020 SPA of $0 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $32,843. As of March 31, 2021, the outstanding balance under the April 2020 SPAs was $0.

6 On May 29, 2020, the Company entered into a Securities Purchase Agreement (the “May 2020 SPA”), with LGH Investments LLC (“LGH”) (the “May 2020 Investor”), pursuant to which the May 2020 Investor purchased from the Company, for an aggregate purchase price of $370,000 (the “May 2020 Purchase Price”), a Promissory Note in the principal amount of $400,000 (the “May 2020 Note”). The May 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the May 2020 Investor loaning the May 2020 Purchase Price to the Company, the Company issued to the May 2020 Investor 400,000 shares of Common Stock of the Company in addition to three-year warrants to purchase 500,000 shares of Common Stock.

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

There was total unamortized debt discount related to the May 2020 SPA of $0 as of March 31, 2021. During the year ended December 31, 2020, the Company recorded amortization of debt discount totaling $80,000. As of March 31, 2021, the outstanding balance under the February 2020 SPAs was $0.

7 On July 20, 2020, the Company entered into a Securities Purchase Agreement (the “July 2020 SPA”), with Vista Capital Investments LLC (“Vista”) (the “July 2020 Investor”), pursuant to which the July 2020 Investor purchased from the Company, for an aggregate purchase price of $250,000 (the “July 2020 Purchase Price”), a Promissory Note in the principal amount of $270,000 (the “July 2020 Note”). The July 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the July 2020 Investor loaning the July 2020 Purchase Price to the Company, the Company issued to the July 2020 Investor 270,000 shares of Common Stock of the Company in addition to three-year warrants to purchase 338,000 shares of Common Stock.

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

There was total unamortized debt discount related to the July 2020 SPA of $19,708 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $88,686.

8 On December 14, 2020, the Company entered into a Securities Purchase Agreement (the “December 2020 SPA”), with Lucas Ventures LLC (“Lucas”) (the “December 2020 Investor”), pursuant to which the December 2020 Investor purchased from the Company, for an aggregate purchase price of $153,000 (the “December 2020 Purchase Price”), a Promissory Note in the principal amount of $165,000 (the “December 2020 Note”). The December 2020 Note will be repaid according to a schedule of fixed interest and principal payments beginning in September 2020. As additional consideration for the December 2020 Investor loaning the December 2020 Purchase Price to the Company, the Company issued to the December 2020 Investor 300,000 shares of Common Stock of the Company in addition to three-year warrants to purchase 150,000 shares of Common Stock.

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

There was total unamortized debt discount related to the December 2020 SPA of $99,611 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $55,000.

9 On January 5, 2021, the Company entered into a Securities Purchase Agreement (the “January 2021 SPA”), with Labrys Fund LP (“Labrys”) (the “January 2021 Investor”), pursuant to which the January 2021 Investor purchased from the Company, for an aggregate purchase price of $230,000 (the “January 2021 Purchase Price”), a Promissory Note in the principal amount of $250,000 (the “January 2021 Note”). The January 2021 Note will be repaid according to a schedule of fixed interest and principal payments in its entirety on or prior to May 5, 2021. As additional consideration for the January 2021 Investor loaning the January 2021 Purchase Price to the Company, the Company issued to the January 2021 Investor 900,000 shares of Common Stock of the Company in addition to three-year warrants to purchase 460,000 shares of Common Stock.

The January 2021 Note shall accrue interest at a rate of ten percent (12%) per annum and will mature on May 5, 2021.

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

The Company valued the 900,000 shares upon day of grant with a fair value of $97,200 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

The warrants were issued to the Buyers by the Company on January 5, 2021 in connection with the SPA. The warrants entitle the Buyers, respectively, to exercise purchase rights represented by the warrants up to 460,000 shares per warrant. The warrants permit the Buyers to exercise the purchase rights at any time on or after January 5, 2021 through January 4, 2025. Each warrant contains an exercise price per share of $0.25, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note. The Company valued the warrants upon day of grant with a fair value of $43,629 and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

There was total unamortized debt discount related to the January 2021 Investor SPA of $0 as of March 31, 2021. During the three months ended March 31, 2021, the Company recorded amortization of debt discount totaling $160,829. As of March 31, 2021, the outstanding balance under the January 2921 SPA was $0.

9	CONVERTIBLE PROMISSORY NOTES

As of March 31, 2021 and December 31, 2020, convertible promissory notes payable consists of:

	March 31, 2021 (unaudited)	December 31, 2020
Convertible note payable to Evergreen Capital Management dated March 8, 2021 with interest at 15% per annum; due March 8, 2022; convertible into shares of Common Stock [1]	2,300,000	-
	2,300,000	0
Less: Debt discount	(2,155,068)	-
	$144,932	$0

1 On March 8, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”), with Evergreen Capital Management (“Buyer”). In connection with the SPA, the Company issued a note to the Buyer, and warrants to purchase the Company’s Common Stock. The aggregate purchase price of the notes is $2,000,000 and the aggregate principal amount of the notes is $2,300,000.

Pursuant to the SPA, the Buyer purchased from the Company, for a purchase price of $2,000,000, a convertible promissory note, in the principal amount of $2,300,000. The purchase of each note was accompanied by the Company’s issuance of a warrant to purchase 13,437,500 shares of the Company’s Common Stock.

The note became effective as of March 8, 2021 and is due and payable on March 8, 2022. The notes entitle the Buyer to 15% interest per annum. Upon an Event of Default (as defined in the notes), the notes entitle the Buyers to interest at the rate of 18% per annum. The notes may be converted into shares of the Company’s Common Stock at a conversion price equal to 0.75 (representing a 25% discount) multiplied by the lesser of (i) the lowest one day volume weighted average price (“VWAP”) for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date, and (ii) the lowest one day VWAP for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the issue date. In the event of a default, without demand, presentment or notice, the note shall become immediately due and payable. The Company recorded a $1,877,251 debt discount relating to the conversion feature of the notes. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost.

The warrants were issued to the Buyer by the Company on March 8, 2021 in connection with the SPA. The warrants entitle the Buyer to exercise purchase rights represented by the warrants up to 13,437,500 shares per warrant. The warrants permit the Buyer to exercise the purchase rights at any time on or after March 8, 2021 through March 7, 2022. Each warrant contains an exercise price per share of $0.16, subject to adjustment, and also contains a provision permitting the cashless exercise of such exercise rights as defined therein. The Company has maintained the right to redeem each warrant in full at any time following payment in full of the amounts owing under each respective note.

The Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it as debt discount on the consolidated balance sheets. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,778,218 as of March 31, respectively, related to the warrants issued. During the three months ended March 31, 2021, the Company recorded amortization of debt discount related to these warrants totaling $119,588. During the year ended December 31, 2020, the Company paid $95,000 for the cancellation of 250,000 warrants.

Future maturities of all debt (excluding debt discount discussed above in Notes 8 and 9) are as follows:

For the Years Ending December 31,
2021 (remainder of year)	$7,582,861
2022	2,300,000
$9,882,861

10	DERIVATIVE LIABILITIES

As discussed above in Note 9, during the three months ended March 31, 2021, the Company executed a convertible note with a lender and received gross proceeds of $2,000,000. The Company identified certain features embedded in the note requiring the Company to classify the features as derivative liabilities. The conversion price of the note is subject to adjustment for issuances of the Company’s Common Stock, or any equity linked instruments or securities convertible into the Company’s Common Stock at a purchase price of less than the prevailing conversion price or exercise price. Such adjustment shall result in the conversion price and exercise price being reduced to such lower purchase price.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2020	$1,357,528
Change in fair value of derivative liabilities	303,043
Derivative liabilities recorded on issuance of convertible notes	1,612,053
Write-off of derivative liabilities upon settlement of debt	(543,473)
Balance, March 31, 2021	$2,729,151

During the three months ended March 31, 2021, the fair value of the derivative feature was calculated using the following weighted average assumptions:

March 31, 2021 (unaudited)
Risk-free interest rate	0.03 – 0.08%
Expected life of grants	0.75 year
Expected volatility of underlying stock	169 - 291%
Dividends	0%

As of March 31, 2021 and December 31, 2020, the derivative liability was $2,729,151 and $1,357,528, respectively. In addition, for the three months ended March 31, 2021 and 2020, the Company recorded $303,850 and $(31,816) as the change in fair value of the derivative on the condensed consolidated statement of operations. The Company determined that upon measuring the fair value of the derivative features, the total amount recorded as a debt discount exceed the face value of the notes issued and the Company therefore recorded derivative expense of $1,775,057 and $348,334 on the condensed consolidated income statements for the three months ended March 31, 2021 and 2020.

11	LINE OF CREDIT

On January 25, 2018, the Company obtained a $500,000 line of credit (LOC) with a Bank. The LOC bears interest at 5% per annum and is secured by essentially all of the Company’s assets. The note is personally guaranteed by the owner of the majority of the Company’s voting shares. On December 21, 2018, the Company and the bank agreed to increase the LOC to $1,000,000 at an interest rate of 6% per annum. As of March 31, 2021 and December 31, 2020, the outstanding balance on the LOC was $912,870. The LOC matures on April 24, 2021.

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

The Company leases office space in Memphis, TN, office space in Schaumburg, IL, and a call center space in El Salvador. The term of the Memphis office is for 2 years beginning on November 1, 2019 commencing with monthly payments of $1,600. The term of the Schaumburg offices ranges from 7 to 10 years beginning on October 1, 2020 commencing with monthly payments of $2,765 and $1,985. The term of the call center lease is for 3 years beginning on March 1, 2019 commencing with monthly payments of $6,680. As part of the ECS transaction discussed above, the Company acquired office space in Springfield, MO. The term of the lease is for 3 years commencing on January 1, 2020 with monthly payments of $12,000.

During the three months ended March 31, 2021 and 2020, the Company paid lease obligations of $81,177  and $80,570, respectively, under the leases.

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

The components of lease expense, including short term leases, were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Operating lease	$73,618	$70,070
Interest on lease liabilities	6,542	14,306
Total net lease cost	$80,160	$84,376

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021 (unaudited)	December 31, 2020
Operating leases:
Operating lease ROU assets - net	$819,632	$368,638

Current operating lease liabilities, included in current liabilities	235,379	210,556
Noncurrent operating lease liabilities, included in long-term liabilities	578,476	155,167
Total operating lease liabilities	$813,855	$365,723

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67,716	$46,534

ROU assets obtained in exchange for lease liabilities:
Operating leases	$518,848	$355,203

Weighted average remaining lease term (in years):
Operating leases	6.09	2.12

Weighted average discount rate:
Operating leases	7.68%	5.5%

Total future minimum payments required under the lease obligations as of December 31, 2020 are as follows:

Twelve Months Ending December 31,
2021 (remainder of year)	$283,136
2022	222,751
2023	60,293
2024	61,877
2025	63,460
Thereafter	300,030
Total lease payments	$991,547
Less: amounts representing interest	(175,227)
Total lease obligations	$816,320

13	STOCKHOLDERS’ EQUITY

Preferred Stock

Series “A” Preferred Stock

As of March 31, 2021 and December 31, 2020, there were 13,000,000 shares of Series A issued and outstanding.

Series “C” Convertible Preferred Stock

As of March 31, 2021 and December 31, 2020, there were 721,598 shares of Series C issued and outstanding.

Common Stock

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfreys. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 500,000 shares of the Company’s Common Stock. In addition, the agreements called for 25,000 shares of Common Stock to be issued to the Winfreys on a monthly basis over a 12-month period. During the three months ended March 31, 2021, the Company issued 100,000 shares of Common Stock in full settlement of the agreements.

As discussed above, during the three months ended March 31, 2021, the Company granted 900,000 shares of Common Stock pursuant to debt agreements executed with various lenders. The shares were valued on execution date and recorded as a debt discount on the condensed consolidated balance sheets.

As discussed in Note 10 above, during the three months ended March 31, 2021, the Company issued 6,614,537 shares of Common Stock for the conversion of debt totaling $858,159 in principal and interest.

During the three months ended March 31, 2021, the Company sold an aggregate of 13,000,000 shares of Common Stock in gross proceeds to the Company of $1,510,000.

As of March 31, 2021 and December 31, 2020, there were 152,848,760 and 127,131,210 shares of Common Stock issued and outstanding, respectively.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2020	9,715,865	$0.65
Exercisable – December 31, 2019	9,715,865	$0.6
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2021	9,715,865	$0.65
Exercisable – March 31, 2021	9,715,865	$0.6

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 – 3.00	9,715,865	1.27 years	$0.65	9,715,865	$0. 65

At March 31, 2021 the total intrinsic value of warrants outstanding and exercisable was $0.

14	RELATED PARTY TRANSACTIONS

The Company’s former Chief Executive Officer has advanced the Company various amounts on a non-interest-bearing basis, which is being used for working capital. The advance had no fixed maturity. As noted, Mr. Matzinger elected to exchange outstanding non-interest-bearing debt totaling $389,502 owed by the Company into 6,232 shares of Preferred C stock. As of March 31, 2021 and December 31, 2020, the outstanding balance due was $0.

For the three months ended March 31, 2021 and 2020, outsourced management services fees of $18,457 and $255,000, respectively, were paid to Axia Management, LLC (“Axia”) as compensation for services provided. These costs are included in Selling, general and administrative expenses in the consolidated statements of operations. Axia is owned by the Company’s Chief Executive Officer.

At March 31, 2021 and December 31, 2020, the Company had trade payables to Axia of $373,012 and $666,112, respectively.

For the three months ended March 31, 2021 and 2020, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $218,334 and $88,974, respectively. These costs are included in Cost of revenue in the condensed consolidated statements of operations. The Company’s Chief Executive Officer is a minority owner of 321 Communications.

At March 31, 2021 and December 31, 2020, the Company had trade payables to 321 Communications of $25,336 and $25,336, respectively.

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

At March 31, 2021 and December 31, 2020, the Company had trade payables to CenterCom Global of $1,252,331 and $1,252,331, respectively.

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

On January 15, 2020, the Company and Carter Matzinger (a member of the Company’s Board of Directors) (collectively, the “Surge Party”), and the former owners of the Company’s wholly owned subsidiary, DigitizeIQ, LLC (collectively, the “DigitizeIQ Party” and, together with the Surge Party, the “Parties”), entered into a settlement agreement (the “DigitizeIQ Settlement Agreement”) to settle any claims the Parties may have had against each other. The parties made claims against each other with regard to alleged breaches of an Exchange Agreement, a Non-Compete Agreement, and promissory notes issued by the Company to the DigitzeIQ Party (the “DigitzeIQ Promissory Notes”). Pursuant to the DigitizeIQ Settlement Agreement, the Parties, in addition to releasing all claims against each other, agreed to cooperate to ensure the complete transfer and assignment of the domain “digitizeiq.com” to the Company and agreed that the DigitizeIQ Promissory Notes are deemed terminated. As a result of the DigitizeIQ Promissory Notes being terminated, the Company reduced its liabilities by approximately $580,000.

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

On July 9, 2020, the Company entered into a settlement and release agreement with Unimax Communications, LLC (“Unimax”). The settlement is related to a complaint filed by Unimax alleging the Company is indebted pursuant to a purchase order and additional financing terms. The Company agreed to pay Unimax the total sum of $785,000 over a 24-month period. The settlement amount is included accounts payable and accrued expenses – other on the consolidated balance sheets. During the three months ended March 31, 2021, the Company has agreed to pay off the balance by April 30, 2021 .

16	SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three months ended March 31, 2021 and 2020, are as follows:

	Surge Blockchain & Other	LogicsIQ	TW	ECS	Total
Three Months ended March 31, 2021
Revenue	$37,734	$3,408,403	$628,325	$6,914,486	$10,988,948
Cost of revenue (exclusive of depreciation and amortization)	(4,434)	(2,966,753)	(185,537)	(6,700,585)	(9,857,309)
Gross margin	33,300	441,650	442,788	213,901	1,131,639
Costs and expenses	(2,144,500)	(455,398)	(242,401)	(397,510)	(3,239,809)
Operating profit (loss)	$(2,111,200)	$(13,748)	$200,387	$(183,609)	$(2,108,170)

Three Months ended March 31, 2020
Revenue	$298,402	$5,451,919	$290,705	$9,746,773	$15,787,799
Cost of revenue (exclusive of depreciation and amortization)	(303,503)	(4,738,537)	(491,557)	(9,525,317)	(15,058,914)
Gross margin	(5,101)	713,382	(200,852)	221,456	728,885
Costs and expenses	(1,716,882)	(343,138)	(1,049,910)	(384,194)	(3,494,124)
Operating income (loss)	$(1,721,983)	$370,244	$(1,250,762)	$(162,738)	$(2,765,239)

March 31, 2021
Total assets	$1,874,911	$1,866,783	$616,221	$4,431,936	$8,789,851
Total liabilities	12,274,317	3,181,477	3,477,262	247,883	19,180,939

December 31, 2020
Total assets	$911,316	$1,079,806	$515,592	$4,818,357	$7,325,071
Total liabilities	10,922,335	2,440,758	4,301,249	386,695	18,051,037

17	SUBSEQUENT EVENTS

On April 29, 2021, SurgePays, Inc., a Nevada corporation (the “Company”) obtained a filed an Acknowledgement of Satisfaction of Judgment in the United States District Court, Central District of California, Southern Division, in connection with its obligations owed to Unimax Communications, LLC (“Unimax”) pursuant to the settlement of the judgment amount owed to Unimax. The arrangement made with Unimax resulted in the satisfaction of the total amount of $793,146.62.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying condensed consolidated financial statements as of March 31, 2021 and 2020 and for the three months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

SurgePays, Inc (“SurgePays”, “we” the “Company”) were incorporated in Nevada on August 18, 2006, is a technology-driven company building a next generation supply chain software platform that offers wholesale goods and services in a cost-efficient manner as an alternative to traditional wholesale supply chain distribution models. We offer goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores, providing goods and services primarily to the underbanked community. Our products are currently distributed nationwide using our direct to store distribution (“DSD”) system that reaches more than 8,000 outlets. We market our products using a range of marketing mediums, including in-store merchandising and promotions, experiential marketing, sales spiffs and incentives, digital marketing and social media, and internal regional salespeople.

SurgePays Blockchain Software

SurgePays Blockchain Software is a multi-purpose e-commerce platform offering wholesale goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores providing goods and services primarily to the underbanked community. SurgePays leverages Direct Store Delivery (DSD) and the cost saving efficiencies of e-commerce to provide our customers as many commonly sold consumable products as possible with a focus on increasing profit margins. These products include herbal stimulants, energy shots, dry foods, CBD products, communication accessories, novelties, PPP products, bagged snacks and food items, automotive parts and many more goods, all through one convenient wholesale e-commerce platform.

Surge Marketplace Software

Surge Marketplace Software allows the merchant to use the portal interface, which is similar to a website, with image driven navigation to add wireless minutes to any prepaid wireless carrier’s phone and access to other services such as bill payment and loading debit cards. We believe what makes SurgePays unique in that it also offers the merchant the ability to order wholesale consumable goods at a discount through the portal with one touch ease. SurgePays is essentially a wholesale e-commerce storefront that offers products direct from manufactures. The goal of the SurgePays Portal is to leverage the competitive advantage and efficiencies of direct e-commerce to provide as many commonly sold consumable products as possible to convenience stores, all through one convenient wholesale e-commerce platform.

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

LogicsIQ

LogicsIQ, Inc. is wholly owned subsidiary that operates as a performance-driven marketing firm focused on the mass tort industry for attorneys and law firms. We primarily perform client acquisition and retention services for attorneys and law firms by operating highly scalable digital marketing campaigns, called performance campaigns, using our proprietary technology and data-driven analytics. These performance campaigns, and the related follow-up by our experienced in-house team, enable our attorney and law firm advertising clients to connect with potential clients more effectively and economically they are seeking to represent in existing or planned litigation. Our proven strategy of delivering cost-effective lead acquisitions and retained cases to our attorney and law firm clients means those clients are better able to manage their media and advertising budgets and reach targeted audiences more quickly and effectively.

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

Centercom manages or supports the following processes:

●	Sales and Contract Processing;

●	Customer Service and Support;

●	Software Development and Integration;

●	Data Processing and Programming;

●	Multimedia and Graphic Design Services;

●	Email and Live Chat Support;

●	Merchant Support and Onboarding; and

●	Lead Generation and Live Transfer.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Revenues during the three months ended March 31, 2021 and 2020 consisted of the following:

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Revenue	$10,988,948	$15,787,799
Cost of revenue (exclusive of depreciation and amortization)	9,857,309	15,058,914
Gross profit	$1,131,639	$728,885

Revenue decreased $4,798,851 (30%) primarily as a result of a decreases in revenue for: ECS of $2,832,287, LogicsIQ of $2,043,516 and Surge Blockchain of $260,668 offset by increase in True Wireless of $337,620 while gross profit increased $402,754 (55%) primarily as a result of an increase in gross profit of $643,640 in True Wireless.

Costs and expenses during the three months ended March 31, 2021 and 2020 consisted of the following:

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Depreciation and amortization	$217,958	$265,464
Selling, general and administration	3,021,851	3,228,660
Total	$3,239,809	$3,494,124

Depreciation and amortization decreased $47,506 primarily as a result of fully depreciated assets.

Selling, general and administrative expenses during the three months ended March 31, 2021 and 2020 consisted of the following:

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Contractors and consultants	$308,826	$492,503
Professional services	537,319	579,976
Compensation	956,752	729,918
Webhosting/internet	217,915	187,146
Advertising and marketing	446,760	100,552
Other	554,279	1,138,565
Total	$3,021,851	$3,228,660

Selling, general and administrative costs (S, G & A) decreased by $206,809 (6%). The detail changes are discussed below:

*	Contractors and consultants decreased to $308,826 in 2021 from $492,503 in 2020 primarily due decrease in IT consultants and outsourced management fees.

*	Compensation increased from $729,918 in 2020 to $956,752 in 2021 primarily as a result of the increase in direct payroll moved shared services.
*	Webhosting/internet costs increased to $217,915 in 2021 from $187,146 in 2020.

*	Professional services decreased from $579,976 in 2020 to $537,319 in 2021 primarily as a result of decreased IT services.

*	Advertising and marketing costs increased to $446,760 in 2021 from $100,552 in 2020 primarily due to the Company implementing new advertising and marketing campaigns.
*	Other costs decreased to $554,279 in 2021 from $1,390,900 in 2020 primarily due to a decrease in shared services on a consolidated basis.

Other (expense) income during the three months ended March 31, 2021 and 2020 consisted of the following:

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Interest, net	$(1,303,859)	$(482,722)
Change in fair value of derivative liability	303,850	(31,816)
Derivative expense	(1,775,057)	(348,334)
Gain on equity investment in Centercom	(73,773)	32,369
Gain (loss) on settlement of liabilities	141,578	538,436
	$(2,707,261)	$(292,067)

Interest expense increased to $1,303,859 in 2021 from $482,722 in 2020 primarily due to an increase in total borrowings.

During the three months ended March 31, 2021, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the three months ended March 31, 2021 of $303,850. In addition, the Company recorded a derivative expense of $1,775,057 which represents the debt discount and derivative features that exceed the face value of the notes.

The loss on equity investment in Centercom of $73,773 in 2021 compared to an equity gain of $32,369 in 2020.

During the three months ended March 31, 2021, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a loss on settlement of $507,500. During the three months ended March 31, 2020, the Company settled outstanding liabilities and recorded a gain on settlement of $538,436.

At March 31, 2021 and December 31, 2020, our current assets were $1,602,474 and $1,251,029, respectively, and our current liabilities were $13,724,374 and $15,306,509, respectively, which resulted in a working capital deficit of $11170,443 and $14,055,480, respectively.

Total assets at March 31, 2021 and December 31, 2020 amounted to $8,789,851 and $7,325,071, respectively. At March 31, 2021, assets consisted of current assets of $2,553,931, net property and equipment of $223,594, net intangible assets of $3,923,615, goodwill of $866,782, equity investment in Centercom of $340,839, and operating lease right of use asset of 819,632, as compared to current assets of $1,251,029, net property and equipment of $236,810, net intangible assets of $4,125,742, goodwill of $866,782, equity investment in Centercom of $414,612 and operating lease right of use asset of $368,638 at December 31, 2020.

At March 31, 2021, our total liabilities of $19,180,939 increased $1,129,902 from $18,051,037 at December 31, 2020.

At March 31, 2021, our total stockholders’ deficit was $10,391,088 as compared to $10,725,966 at December 31, 2020. The principal reason for the increase in stockholders’ deficit was the impact of the net loss of $4,815,431 offset by equity issuances during 2021.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2021 and 2020.

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)

Net cash used in operating activities	$(3,752,627)	$(1,043,922)
Net cash used in investing activities	(2,615)	(3,072)
Net cash provided by financing activities	4,366,448	1,139,500
Net change in cash and cash equivalents	$611,206	$92,506

At December 31, 2020, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 7 to the Condensed Consolidated Financial Statements.

Notes payable and long-term debt - See Note 8 to the Condensed Consolidated Financial Statements.

Convertible promissory notes - See Note 9 to the Condensed Consolidated Financial Statements.

Related party transactions - See Note 14 to the Condensed Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

We believe we will continue to incur net losses and do not expect positive cash flows from operations until the 4th quarter of 2021. At that time, we believe the impact of COVID-19 will have rescinded enough to allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business. The Company will continue to fund operations until cash flow positive through the use of promissory notes, both related and non-related party. These notes made up the majority of the $4,366,448 generated by financing activities during the three months ended March 31, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of March 31, 2021, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

With the exception of the foregoing, we are not involved in any disputes and do not have any litigation matters pending. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against or affecting our Company or our Common Stock, in which an adverse decision could have a material adverse effect.

4.	ALTCORP TRADING, LLC, a Costa Rica limited liability company; et al, Plaintiffs, vs. Surge Holdings, Inc., a Nevada corporation; VSTOCK Transfer, LLC, a California limited liability company, et al; District Court Clark County, Nevada; Case No.: A-20-823039-B:

Surge reached a settlement on all claims asserted by plaintiffs AltCorp Trading, LLC and Stanley Hills, LLC, on or before January 1, 2021, and Surge was dismissed from this case with prejudice on January 19, 2021. On March 4, 2021, the plaintiffs filed a motion to enforce the settlement agreement (“Motion to Enforce” in this action, seeking payment of a liquidated damages amount that Surge disputes and deny is due. Surge timely opposed this motion on March 18, 2021. The court heard the Motion to Enforce on April 12, 2021, and deferred ruling on the motion, instead ordering the parties to conduct supplemental briefing before a continued hearing on May 13, 2021. Surge timely filed its supplemental opposition as ordered by the court on April 23, 2020, and the May 13 hearing has not yet occurred.

5.	SurgePays, Inc., formerly named as Surge Holdings, Inc., a Nevada corporation, Plaintiff, vs. Glen Eagles Acquisition LP, a Delaware limited partnership, Defendant; District Court Clark County, Nevada; Case No.: A-21-831204-B:

On March 4, 2021, Glen Eagles Acquisition LP (“Glen Eagles”) demanded payment of either $1,000,000 cash or $2,500,000 worth of Surge’s common stock based on false allegations of impropriety. In sum, Glen Eagles contended that Surge had diluted its shares and denied Glen Eagles the benefit of its June 2020 stock exchange transaction with Surge. At the time of Glen Eagles’ demand to Surge, however, Surge’s stock price was comparable to and even greater than its price at the time of the June 2020 exchange transaction. On March 16, 2021, Surge filed suit against Glen Eagles, seeking declaratory relief and alleging Glen Eagles breached the implied covenant of good faith and fair dealing inherent in the June 2020 exchange agreement by demanding additional payment. On April 19, 2021, Glen Eagles filed an answer and a counterclaim against Surge and its Chief Executive Officer, Brian Cox, alleging claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, fraudulent concealment, and seeking the appointment of a receiver. Chief Executive Officer Brian Cox has not yet been served with this counterclaim and Surge is preparing its response to the counterclaim, which will incorporate a denial of these allegations.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company's equity securities during the quarter ended March 31, 2021 greater than 5% of such class of securities that were not previously reported in a Current Report on Form 8-K.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
4.1	15% OID Convertible Promissory Note, dated March 8, 2021, in the principal amount of $2,300,000, issued to Evergreen Capital Management LLC (included as Exhibit 4.1 in the Company’s Current Report on Form 8-K filed on March 16, 2021)
4.2	Warrant, dated March 8, 2021, issued to Evergreen Capital Management LLC (included as Exhibit 4.2 in the Company’s Current Report on Form 8-K filed on March 16, 2021)
10.1	Mutual Release and Settlement Agreement, dated January 1, 2021, between SurgePays, Inc., AltCorp Trading, LLC, and Stanley Hills, LLC (included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on January 25, 2021)
10.2	Securities Purchase Agreement, dated March 8, 2021, by and between SurgePays, Inc. and Evergreen Capital Management, LLC (included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on March 16, 2021)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.
Date: May 17, 2021
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

