Form 10-Q
period 2021-06-30
SurgePays, Inc.
filed 2021-08-20
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 13, 2021 was 163,312,758 shares.

2

SURGEPAYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$574,824	$673,995
Accounts receivable - net	592,442	180,499
Lifeline revenue - due from USAC	-	212,621
Inventory	175,359	178,309
Prepaids	6,067	5,605
Total Current Assets	1,348,692	1,251,029

Property and equipment - net	229,411	236,810

Other Assets
Note receivable	176,851	-
Intangibles - net	3,760,238	4,125,742
Goodwill	866,782	866,782
Investment in Centercom - related party	389,984	414,612
Operating lease - right of use asset - net	552,222	368,638
Other	61,458	61,458
Total Other Assets	5,807,535	5,837,232

Total Assets	$7,385,638	$7,325,071

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$5,800,859	$6,827,487
Accounts payable and accrued expenses - related party	448,559	1,753,837
Deferred revenue	565,900	443,300
Operating lease liability	97,880	210,556
Line of credit	-	912,870
Loans payable - related parties	4,419,000	2,389,000
Notes payable	-	250,000
Convertible notes payable - net	837,741	1,516,170
Derivative liabilities	1,459,167	1,357,528
Total Current Liabilities	13,629,106	15,660,748

Long Term Liabilities
Loans payable - related parties	1,130,440	1,100,440
Notes payable - SBA government	1,502,849	1,134,682
Operating lease liability	454,342	155,167
Total Long Term Liabilities	3,087,631	2,390,289

Total Liabilities	16,716,737	18,051,037

Stockholders’ Deficit
Series A, Convertible Preferred stock, $0.001 par value, 100,000,000 shares authorized, 13,000,000 and 13,000,000 shares issued and outstanding, respectively	13,000	13,000
Series C, Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 721,598 and 721,598 shares issued and outstanding, respectively	722	722
Common stock, $0.001 par value, 500,000,000 shares authorized 161,504,920 and 127,131,210 shares issued and outstanding, respectively	161,505	127,131
Additional paid-in capital	17,115,280	10,725,380
Accumulated deficit	(26,621,606)	(21,592,199)
Total Stockholders’ Deficit	(9,331,099)	(10,725,966)

Total Liabilities and Stockholders’ Deficit	$7,385,638	$7,325,071

See accompanying notes to consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$11,377,928	$14,514,796	$22,366,876	$30,302,595

Costs and expenses
Cost of revenue	10,051,119	14,381,822	19,908,428	29,835,974
General and administrative expenses	2,736,435	4,165,436	5,976,244	7,174,322

Total costs and expenses	12,787,554	18,547,258	25,884,672	37,010,296

Loss from operations	(1,409,626)	(4,032,462)	(3,517,796)	(6,707,701)

Other income (expense)
Interest expense	(2,096,600)	(701,044)	(3,400,459)	(1,183,766)
Derivative expense	-	(147,721)	(1,775,057)	(496,055)
Change in fair value of derivative liabilities	645,830	224,378	949,680	192,562
Gain (loss) on investment in Centercom - related party	49,145	112,967	(24,628)	145,336
Gain on settlement of liabilities	701,404	2,108,543	842,982	2,556,979
Gain on deconsolidation of True Wireless	1,895,871	-	1,895,871	-
Other income	-	10,000	-	10,000
Total other income (expense) - net	1,195,650	1,607,123	(1,511,611)	1,225,056

Net loss	$(213,976)	$(2,425,339)	$(5,029,407)	$(5,482,645)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of shares - basic	154,394,068	106,063,237	145,130,334	104,974,691

See accompanying notes to consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

(unaudited)

Three and Six Months Ended June 30, 2021

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2020	13,000,000	$13,000	721,598	$722	127,131,210	$127,131	$10,725,380	$(21,592,199)	(10,725,966)

Stock issued for services rendered and recognition of share based compensation ($0.147 - $0.281/share)	-	-	-	-	63,000	63	12,348	-	12,411

Recognition of stock option expense	-	-	-	-	-	-	49,160	-	49,160

Stock issued for cash ($0.10 - $0.16/share)	-	-	-	-	13,000,000	13,000	1,497,000	-	1,510,000

Stock and warrants issued with debt recorded as a debt discount ($0.107/share)	-	-	-	-	900,000	900	2,037,735		2,038,635

Conversion of debt ($0.068 - $0.208/share)	-	-	-	-	6,614,537	6,615	851,543	-	858,158

Stock issued under make-whole arrangement ($0.112 - $0.12/share)	-	-	-	-	757,345	757	89,644	-	90,401

Stock issued in connection with debt modification ($0.112 - $0.16/share)	-	-	-	-	695,818	696	108,235	-	108,931

Stock issued in settlement of liabilities ($0.09 - $0.27/share)	-	-	-	-	3,586,850	3,587	461,126	-	464,713

Stock issued for acquisition of membership interest in ECS ($0.179/share)	-	-	-	-	100,000	100	17,800	-	17,900

Net loss	-	-	-	-	-	-	-	(4,815,431)	(4,815,431)

March 31, 2021	13,000,000	13,000	721,598	722	152,848,760	152,849	15,849,971	(26,407,630)	(10,391,088)

Stock issued for services rendered and recognition of share based compensation ($0.119 - $0.22/share)	-	-	-	-	63,000	63	10,206	-	10,269

Recognition of stock option expense and related true up adjustment	-	-	-	-	-	-	(26,741)	-	(26,741)

Stock issued in settlement of liabilities ($0.128 - $0.20/share)	-	-	-	-	8,593,160	8,593	1,281,844	-	1,290,437

Net loss	-	-	-	-	-	-	-	(213,976)	(213,976)

June 30, 2021	13,000,000	$13,000	721,598	$722	161,504,920	$161,505	$17,115,280	$(26,621,606)	(9,331,099)

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

(unaudited)

Three and Six Months Ended June 30, 2020

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2019	13,000,000	$13,000	721,598	$722	102,193,579	$102,193	$6,055,042	$(10,870,572)	(4,699,615)

Recognition of share based compensation	-	-	-	-	-	-	16,901	-	16,901

Stock and warrants issued for cash	-	-	-	-	428,457	429	149,571	-	150,000

Stock issued with debt recorded as a debt discount	-	-	-	-	1,750,000	1,750	533,050		534,800

Stock issued for acquisition	-	-	-	-	550,000	550	177,226	-	177,776

Net loss	-	-	-	-	-	-	-	(3,057,306)	(3,057,306)

March 31, 2020	13,000,000	13,000	721,598	722	104,922,036	104,922	6,931,790	(13,927,878)	(6,877,444)

Recognition of share based compensation	-	-	-	-	-	-	51,268	-	51,268

Stock and warrants issued for cash	-	-	-	-	1,585,714	1,586	553,414	-	555,000

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	572,000	572	266,264	-	266,836

Stock issued for conversion of debt	-	-	-	-	8,150,000	8,150	1,938,490	-	1,946,640

Stock issued for acquisition	-	-	-	-	75,000	75	20,365	-	20,440

Stock repurchased for cash	-	-	-	-	(2,380,952)	(2,382)	(497,618)	-	(500,000)

Net loss	-	-	-	-	-	-	-	(2,425,339)	(2,425,339)

June 30, 2020	13,000,000	$13,000	721,598	$722	112,923,798	$112,923	$9,263,973	$(16,353,217)	$(6,962,599)

See accompanying notes to consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(5,029,407)	$(5,482,645)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	398,240	569,811
Amortization of right-of-use assets	92,531	92,867
Amortization of debt discount	1,351,351	796,863
Recognition of share based compensation	45,099	68,169
Change in fair value of derivative liabilities	(949,680)	(192,562)
Derivative expense	1,775,057	496,055
Gain on settlement of liabilities	(840,932)	(2,681,586)
Gain (loss) on equity method investment - Centercom - related party	24,628	(145,336)
Gain on deconsolidation of subsidiary (True Wireless)	(1,895,871)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(411,943)	2,241,635
Lifeline revenue - due from USAC	105,532	(172,300)
Inventory	(71,700)	(102,682)
Prepaids	(462)	64,534
Other	-	66,457
Increase (decrease) in
Accounts payable and accrued expenses	1,824,604	1,971,652
Accounts payable and accrued expenses - related party	(1,305,278)	-
Deferred revenue	122,600	317,148
Gain contingency	-	(38,040)
Operating lease liability	(89,616)	(101,029)
Net cash used in operating activities	(4,855,247)	(2,230,989)

Investing activities
Purchase of property and equipment	(45,983)	(2,836)
Cash disposed in deconsolidation of subsidiary (True Wireless)	(325,316)	-
Net cash used in investing activities	(371,299)	(2,836)

Financing activities
Proceeds from stock and warrants issued for cash	1,510,000	705,000
Repurchase of common stock	-	(500,000)
Proceeds from loans - related party	2,123,000	200,000
Repayments of loans - related party	(63,000)	(100,000)
Proceeds from notes payable	-	648,082
Repayments on notes payable	(250,000)	(27,500)
Proceeds from SBA notes	518,167	-
Proceeds from convertible notes	2,550,000	1,912,000
Repayments on convertible notes - net of overpayment	(1,260,792)	(468,000)
Cash paid for debt issuance costs	-	(142,000)
Net cash provided by financing activities	5,127,375	2,227,582

Net decrease in cash	(99,171)	(6,243)

Cash - beginning of period	673,995	346,040

Cash - end of period	$574,824	$339,797

Supplemental disclosure of cash flow information
Cash paid for interest	$113,810	$64,646
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Deconsolidation of subsidiary (True Wireless)	$2,434,552	$-
Debt discount/issue costs recorded in connection with derivative liabilities	$2,140,829	$1,234,546
Stock issued in settlement of liabilities	$1,755,150	$-
Conversion of debt into equity	$858,158	$-
Right-of-use asset obtained in exchange for new operating lease liability	$515,848	$355,203
Termination of ECS right-of-use lease	228,752	-
Stock issued in connection with debt modification	$108,931	$-
Stock issued under make-whole arrangement	$90,401	$-
Stock issued for acquisition of membership interest in ECS	$17,900	$-
Stock issued for acquisition	$-	$165,000
Stock and warrants issued with debt recorded as a debt discount	$-	$801,636

See accompanying notes to consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

SurgePays, Inc. (“SurgePays,” “SP”, “we”, “our” or “the Company”), and its operating subsidiaries, is a technology-driven company building a next generation supply chain software platform that can offer wholesale goods and services more cost efficiently than traditional and existing wholesale distribution models.

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name	Incorporation Date	State of Incorporation
SurgePays, Inc.	August 18, 2006	Tennessee
KSIX Media, Inc.	November 5, 2014	Nevada
KSIX, LLC	September 14, 2011	Nevada
Surge Blockchain, LLC	January 29, 2009	Nevada
DigitizelIQ, LLC	July 23, 2014	Illinois
Surge Logics, Inc.	October 2, 2018	Nevada
Surge Payments, LLC	December 17, 2018	Nevada
Surgephone Wireless, LLC	August 29, 2019	Nevada
SurgePays Fintech, Inc.	August 22, 2019	Nevada
True Wireless, Inc.	*October 29, 2020	Oklahoma

* Entity was disposed of on May 7, 2021. See below.

Impact of COVID-19

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The COVID-19 pandemic has the potential to significantly impact the Company’s supply chain, distribution centers, or logistics and other service providers.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including weakened demand for products and services and a decreased ability to raise additional capital when needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.

We have implemented adjustments to our operations designed to keep employees safe and comply with international, federal, state, and local guidelines, including those regarding social distancing. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations.

Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition, and results of operations.

To date, the Company has not experienced any significant economic impact due to COVID-19.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 2, 2021.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2021, the Company had:

●	Net loss of $5,029,407; and
●	Net cash used in operations was $4,855,247

Additionally, at June 30, 2021, the Company had:

●	Accumulated deficit of $26,621,606
●	Stockholders’ deficit of $9,331,099; and
●	Working capital deficit of $12,280,414

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $574,824 at June 30, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

If the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management’s strategic plans include the following:

●	Pursuing additional capital raising opportunities,
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date.

The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results. At June 30, 2021 and December 31, 2020, goodwill was $866,782, respectively.

Deconsolidation of Subsidiary

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time.

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc. (“TW”), however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive 25 payments of principal and accrued interest totaling $7,461 commencing in June 2023. Payments are scheduled as follows:

For the Year Ended December 31, 2021

2021 (6 months)	$-
2022	-
2023	52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest receivable	(9,674)
Total	$176,851

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

As a result of the sale, we deconsolidated our entire ownership interest in TW from our consolidated financial statements on May 7, 2021, the effective date of the sale agreement, and recognized a gain on deconsolidation of $1,895,871 as follows:

Consideration
Note receivable	$176,851

Fair value of consideration received	176,851

Recognized amounts of identifiable assets sold and liabilities assumed by buyer:

Cash	325,316
Lifeline revenue due from USAC	74,650
Inventory	107,089
Property and equipment - net	20,645
Operating lease - right of use asset - net	10,981
Total assets sold	538,681

Accounts payable and accrued expenses	1,183,850
Line of credit	912,870
Loan payable - SBA government	150,000
Operating lease liability	10,981
Total liabilities assumed by buyer	2,257,701

Total net liabilities assumed by buyer	1,719,020

Gain on deconsolidation of True Wireless	$1,895,871

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as multiple reportable segments.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

See Note 10 regarding segment disclosure.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates, and those estimates may be material.

Significant estimates during the six months ended June 30, 2021 and 2020, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 —Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At June 30, 2021 and December 31, 2020, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2021 and December 31, 2020, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. There were no accounts in excess of this insured limit.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made.

Allowance for doubtful accounts was $116,664 at June 30, 2021 and December 31, 2020, respectively.

For the three months ended June 30, 2021 and 2020, the Company recorded bad debt expense of $0 and $0, respectively.

For the six months ended June 30, 2021 and 2020, the Company recorded bad debt expense of $4,287 and $0, respectively. Bad debt expense has been recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of masks, hand sanitizer and other miscellaneous items. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. As of June 30, 2021 and December 31, 2020, the Company had inventory of $175,359 and $178,309, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and six months ended June 30, 2021 and 2020, respectively.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three and six months ended June 30, 2021 and 2020, respectively.

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. At June 30, 2021, the Company’s operating leases contained renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.

Derivative Liabilities

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The Company uses a binomial model to determine fair value.

Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The Company has adopted ASU 2017-11, “Earnings per share (Topic 260)”, provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The guidance simplifies the accounting for certain equity-linked financial instruments and embedded features with down round features that reduce the exercise price when the pricing of a future round of financing is lower. This allows the company to treat such instruments or their embedded features as equity instead of considering them as a derivative liability. If such a feature is triggered the value is measured pre-trigger and post-trigger. The difference in these two measurements is treated as a dividend, reducing income, which will reduce the income available to common stockholders.

If a down round feature on the conversion option embedded in the note is triggered, the Company will evaluate whether a beneficial conversion feature exists, the Company will record the amount as a debt discount and will amortize it over the remaining term of the debt.

Convertible Notes with Fixed Rate Conversion Options

The Company may enter into convertible notes, some of which may contain fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the premium to interest expense on the note issuance date.

Beneficial Conversion Features

For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock. ASC 470-20 requires that the beneficial conversion feature be valued at the commitment date as the difference between the effective conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible limited to the amount of the loan. This amount is recorded as a debt discount and amortized to interest expense in the Consolidated Statements of Operations.

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized to interest expense in the consolidated statements of operations, over the life of the underlying debt instrument.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The following reflects additional discussion regarding our revenue recognition policies for each of our material revenue streams. For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancellable. Additionally, all contract consideration is fixed and determinable at the initiation of the contract.

Performance obligations for TW and LogicsIQ are satisfied when services are performed. Performance obligations for ECS and SB are satisfied at point of sale. For each revenue stream we only have a single performance obligation.

True Wireless (TW)

TW is licensed to provide wireless services to qualifying low-income customers in five states. Revenues are recognized when a lifeline application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 15th of the following month. If the subscriber did not utilize the Lifeline service during the month, we have 15-days to cure usage. If not cured, the subscriber is de-enrolled from the lifeline program at day 45. This process to verify usage and de-enrollment has been temporarily suspended due to the COVID-19 pandemic. Historically, we have had an insignificant amount of subscribers de-enrolled. TW was sold in May 2021 and has been deconsolidated.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

ECS and Surge Blockchain (SB)

Revenues are generated through the re-sale of telecommunication products such as mobile phones, wireless top-up refills, and other mobile related products. At the time in which our products are sold through our online web portal (point of sale), our performance obligation is considered complete. At point of sale, our web portal platform initiates an automated clearing house transaction (ACH) resulting in the recording revenue.

LogicsIQ

LogicsIQ is an enterprise software development company providing marketing business intelligence (“BI”), plaintiff generation and case load management solutions for law firms representing plaintiffs in Mass Tort legal cases. Revenues are earned from our lead generation and retained services offerings.

Lead generation consist of sourcing leads, which requires us to drive traffic to our landing pages for a specific marketing campaign. We also achieve this in certain marketing campaigns by using third-party preferred vendors to meet the needs of our clients. Revenues are recognized at the time the lead is delivered to the client. If payment is received in advance of the delivery of services, it is included in deferred revenue, and subsequently recognized once the performance obligation has been completed.

Retained service offerings consist of turning leads into a retained legal case. To provide this service to our customers, we qualify leads through verification of information collected during the lead generation process. Additionally, we further qualify these leads using a client questionnaire which assists in determining the services to be provided. The qualification process is completed using our call center operations.

If payment is received in advance of the delivery of services, it is included in deferred revenue, and subsequently recognized once the performance obligation has been completed. At the time of delivery of leads and the creation of retained cases (customers are qualified at this point), our performance obligation has been completed and revenues are recognized. Arrangements with customers do not provide the customer with the right to take possession of our software or platform at any time. Once the advertising is delivered, it is non-refundable.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized. The Company recorded $565,900 of deferred revenue as of June 30, 2021 and $443,300 as of December 31, 2020.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

ECS	$13,172,325	58.89%	$18,724,604	61.79%
LogicsIQ, Inc.	7,897,455	35.31%	9,908,046	32.70%
True Wireless	1,157,837	5.18%	1,044,848	3.45%
Surge Blockchain, LLC	77,918	0.35%	423,478	1.40%
Other	61,341	0.27%	201,619	0.67%
Total Revenues	$22,366,876	100%	$30,302,595	100%

Cost of Revenues

Cost of revenues primarily consists of purchased telecom services and access to wireless networks.

Income Taxes

The Company accounts for income tax using the asset and liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2021 and December 31, 2020, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, tax years 2018-2020 remain open for IRS audit.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2021 and 2020, respectively.

Investment – Related Party

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The strategic partnership with CenterCom as a bilingual operations hub has powered our growth and revenue. CenterCom has been built to support the infrastructure required to rapidly scale in synergy and efficiency to support our sales growth, customer service and development.

We account for this investment under the equity method. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee’s income or loss. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable.

At June 30, 2021 and December 31, 2020, our investment in CenterCom was $389,984 and $414,612, respectively.

During the three months ended June 30, 2021 and 2020, we recognized a gain of $49,145 and $112,967, respectively.

During the six months ended June 30, 2021 and 2020, we recognized a loss of $24,628 and a gain of $49,145 and a gain of $145,336, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $115,533 and $52,405 in marketing and advertising costs during the three months ended June 30, 2021 and 2021, respectively.

The Company recognized $562,292 and $152,957 in marketing and advertising costs during the six months ended June 30, 2021 and 2021, respectively.

Stock-Based Compensation

We account for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.

Common Stock Awards

The Company may grant common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded in accordance with ASU 2018-07 (June 2018) on the consolidated statement of operations in the same manner and charged to the same account as if such settlements had been made in cash.

Stock Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance if there is not a service period.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Basic and Diluted Earnings (Loss) per Share and Reverse Stock Split

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Convertible notes payable and related accrued interest (1)	25,406,041	12,461,539
Warrants (2)	21,380,865	7,063,919
Stock options (3)	170,035	850,176
Series A, convertible preferred stock (4)	1,300,000	1,300,000
Series C, convertible preferred stock (5)	180,399,500	180,399,500
Total common stock equivalents	228,656,441	202,075,134

1 - exercise prices $0.0838 - $0.1001/share

2 - exercise prices $0.16 - $3/share

3 - exercise price $0.32/share

4 - each share converts to 1/10 of a share of common stock

5 - each share converts to 250 shares of common stock

The convertible notes contain exercise prices that have a discount to market ranging from 70% - 75% of the 10 or 20 days (See Note 4). As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

Warrants and stock options included as commons stock equivalents represent those that are vested and exercisable.

Based on the potential common stock equivalents noted above at June 30, 2021, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

However, based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At June 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three and six months ended June 30, 2021 and 2020, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	June 30, 2021	December 31, 2020	Lives (Years)

Computer equipment and software	$315,138	$273,256	3 - 5
Furniture and fixtures	45,684	47,526	5 - 7
Leasehold improvements	1,789	21,512	15
	362,611	342,294
Less: accumulated depreciation	(133,200)	(105,484)
Property and equipment - net	$229,411	$236,810

Depreciation expense for the three months ended June 30, 2021 and 2020 was $16,905 and $15,557, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 was $32,736 and $30,981, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the deconsolidation of TW, the Company disposed of property and equipment with a net carrying amount of $20,645.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	June 30, 2021	December 31, 2020	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(1,993,282)	(1,627,778)
Intangibles - net	$3,760,238	$4,125,742

ECS has been a financial technology tech and wireless top-up platform for over 15 years. On October 1, 2019, we acquired ECS primarily for the favorable ACH banking relationships and a fintech transactions platform (proprietary software) processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The goal was to incorporate our blockchain components into the existing ECS network (proprietary software). After a year of development and integration, we believe the ECS platform has been successfully merged into our platform with secure ledger data backups and will continue to serve as the proven backbone for wireless top-up transactions and wireless product aggregation. The majority of the purchase price was allocated to the “Proprietary Software” category being amortized straight-line over seven years.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Amortization expense for the three months ended June 30, 2021 and 2020, was $163,377 and $288,790, respectively.

Amortization expense for the six months ended June 30, 2021 and 2020, was $365,504 and $538,830, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Year Ended December 31, 2021

2021 (6 months)	$326,754
2022	$653,508
2023	$653,508
2024	$653,508
2025	$653,508
Thereafter	819,452
Total	$3,760,238

Note 5 – Debt

The following represents a summary of the Company’s notes payable – SBA government, loans payable – related parties, notes payable and convertible notes, key terms, and outstanding balances at June 30, 2021 and December 31, 2020, respectively:

Notes Payable – SBA government

(1)	Paycheck Protection Program - PPP Loan

Pertaining to the Company’s eighteen (18) month loan and in accordance with the Paycheck Protection Program (“PPP”) and Conditional Loan Forgiveness, the promissory note evidencing the loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company.

Under the terms of the PPP loan program, all or a portion of this Loan may be forgiven upon request from Borrower to Lender, provided the Loan proceeds are used in accordance with the terms of the Coronavirus Aid, Relief and Economic Security Act (the “Act” or “CARES”), Borrower is not in default under the Loan or any of the Loan Documents, and Borrower has provided documentation to Lender supporting such request for forgiveness that includes verifiable information on Borrower’s use of the Loan proceeds, to Lender’s satisfaction, in its sole and absolute discretion.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(2)	Economic Injury Disaster Loan (“EIDL”)

This program was made available to eligible borrowers in light of the impact of the COVID-19 pandemic and the negative economic impact on the Company’s business. Proceeds from the EIDL are to be used for working capital purposes.

Installment payments, including principal and interest, are due monthly (beginning twelve (12) months from the date of the promissory note) in amounts ranging from $109 - $751/month. The balance of principal and interest is payable over the next thirty (30) years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June 19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan.

	PPP	EIDL	EIDL	EIDL
Terms	SBA	SBA	SBA	SBA

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	30 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	3.75%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

						Total

Principal	$498,082	$150,000	$486,600		$518,167	$1,652,849

Balance - December 31, 2019	-	-	-		-	-
Gross proceeds	498,082	150,000	486,600		-	1,134,682
Balance - December 31, 2020	498,082	150,000	486,600		-	1,134,682
Gross proceeds	-	-	-		518,167	518,167
Deconsolidation of subsidiary (“TW”)	-	-	(150,000	)*	-	(150,000)
Balance - June 30, 2021	$498,082	$150,000	$336,600		$518,167	$1,502,849

*In connection with the deconsolidation of TW, $150,000 was assumed by the buyer.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Notes Payable – Related Parties

	1	2
	Note Payable	Note Payable
Terms	Related Party	Related Party

Issuance dates of notes	Various	May 2020/January 2021
Maturity date	December 27, 2021/August 15, 2022 and due on demand	March 2021 and due on demand
Interest rate	6% - 15%	15%
Collateral	Unsecured	Unsecured
Conversion price	N/A	N/A

			Total

Principal	$5,401,940	$210,500	$5,612,440

Balance - December 31, 2019	2,205,440	-	2,205,440
Gross proceeds	1,136,500	147,500	1,284,000
Balance - December 31, 2020	3,341,940	147,500	3,489,440
Gross proceeds	2,060,000	63,000	2,123,000
Repayments	-	(63,000)	(63,000)
Balance - June 30, 2021	$5,401,940	$147,500	$5,549,440

1	Activity is with the Company’s Chief Executive Officer and Board Director (Kevin Brian Cox). These balances consist of various loans at varying interest rates. Advances received in 2019 and prior have maturity dates, whereas advances received after 2019 are due on demand.

2	Activity is with the Company’s President, Chief Operating Officer and Board Director (Anthony Nuzzo). In 2021, the Company received advances of $63,000 in the quarter ended March 31, 2021, which were repaid in the quarter ended March 31, 2021 (this related to the January 2021 note). The remaining outstanding amount of $147,500 is due on demand.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Notes Payable

Terms	Note	Note	Note

Issuance dates of notes	2016	2016	November 4, 2019
Term	1 year	1 year	1 year
Maturity date	2016	2017	November 3, 2020
Interest rate	5%	10%	18%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A

				Total	In-Default

Principal	$485,000	$27,500	$250,000	$762,500

Balance - December 31, 2019	485,000	27,500	223,672	736,172	$512,500
Amortization of debt discount	-	-	26,328	26,328
Repayments	(485,000)	(27,500)	-	(512,500)
Balance - December 31, 2020	-	-	250,000	250,000	250,000
Repayments	-	-	(250,000)	(250,000)
Balance - June 30, 2021	$-	$-	$-	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Convertible Notes Payable – Net

Terms	Notes Payable	Notes Payable	Note Payable	Note Payable	Note Payable	Note Payable	Note Payable	Note Payable	Note Payable	Note Payable

Issuance dates of notes	2019 and Prior	February 2020	February 2020	March 2020	March 2020	May 2020	July 2020	December 2020	January 2021	March 2021
Maturity date	2020	February 2021	April 2021	February 2021	March 2021	February 2021	April 2021	September 2021	May 2021	March 2022
Interest rate	14%	14%	14%	14%	14%	10%	10%	10%	12%	5%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	A	A	A	A	A	A	B	B	B	C

												Total

Principal	$-	$756,000	$216,000	$378,000	$162,000		$400,000	$270,000	$165,000	$250,000	$2,300,000	$4,897,000

Balance - December 31, 2019	$4,436,684	$-	$-	$-	$-		$-	$-	$-	$-	$-	$4,436,684
Gross proceeds	-	756,000	216,000	378,000	162,000		400,000	270,000	165,000	-	-	2,347,000
Debt discount	-	(756,000)	(216,000)	(378,000)	(162,000)		(400,000)	(270,000)	(165,000)	-	-	(2,347,000)
Amortization of debt discount	161,217	682,369	194,716	330,982	129,157		320,000	161,606	10,389	-	-	1,990,436
Repayments - cash	(438,698)	(94,447)	-	-	(35,614)		-	-	-	-	-	(568,759)
Repayments - common stock	(4,159,203)	(107,297)	-	-	(75,691)		-	-	-	-	-	(4,342,191)
Balance - December 31, 2020	-	480,625	194,716	330,982	17,852		320,000	161,606	10,389	-	-	1,516,170
Gross proceeds	-	-	-	-	-		-	-	-	250,000	2,300,000	2,550,000
Debt discount	-	-	-	-	-		-	-	-	(160,829)	(2,300,000)	(2,460,829)
Amortization of debt discount	-	73,631	21,284	47,018	32,843		80,000	108,394	108,996	160,829	718,356	1,351,351
Repayments - cash	-	(264,204)	(216,000)	(52,943)	(52,642)		(400,000)	(101,951)	-	(250,000)	-	(1,337,740)
Repayments - common stock	-	(290,052)	-	(325,057)	(75,000)			(168,049)		-	-	(858,158)
Reclassified to receivable	-	-	-	-	76,947	D	-	-	-	-	-	76,947
Balance - June 30, 2021	$-	$-	$-	$-	$-		$-	$-	$119,385	$-	$718,356	$837,741

A – Convertible at 65% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

B – Convertible at 70% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

C – Convertible at 75% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

D - During 2021, the Company overpaid a note holder when settling the outstanding balance. This overpayment had been recorded as a receivable and was repaid in full in April 2021.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Line of Credit

The Company had a $1,000,000 line of credit with a bank, bearing interest at 6%, which was due in April 2021. The line of credit was secured by all of the Company’s assets and was personally guaranteed by the owner of the majority of the Company’s voting shares. The balance at June 30, 2021 and December 31, 2020 was $0 and $912,870. In connection with the deconsolidation of TW in May 2021, the buyer assumed the line of credit.

Note 6 – Derivative Liabilities

The above convertible notes contained an embedded conversion option with a conversion price that could result in issuing an undeterminable amount of future common stock to settle the host contract. Accordingly, the embedded conversion option is required to be bifurcated from the host instrument (convertible note) and treated as a liability, which is calculated at fair value, and marked to market at each reporting period.

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option liabilities with the following inputs:

	June 30, 2021	December 31, 2020
Expected term (years)	0.20 - 0.75 years	0.75 years
Expected volatility	143% - 291%	96% - 132%
Expected dividends	0%	0%
Risk free interest rate	0.03% - 0.08%	0.08% - 1.51%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at June 30, 2021 and December 31, 2020:

Derivative liability - December 31, 2019	$190,846
Fair value at commitment date	2,024,191
Fair value mark to market adjustment	(577,936)
Gain on derivative liability upon related debt settled	(279,573)
Derivative liability - December 31, 2020	1,357,528
Fair value at commitment date	1,877,251
Fair value mark to market adjustment	(949,680)
Gain on derivative liability upon related debt settled	(825,932)
Derivative liability - June 30, 2021	$1,459,167

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

During the three months ended June 30, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of $645,830 and $224,378, respectively.

During the six months ended June 30, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of $949,680 and $192,562, respectively.

In connection with bifurcating the embedded conversion option and accounting for this instrument at fair value, the Company computed a fair value on the commitment date, and upon the initial valuation of this instrument, determined that the fair value of the liability exceeded the proceeds of the debt host instrument.

As a result, the Company recorded a debt discount at the maximum amount allowed (the face amount of the debt), which required the overage to be recorded as a derivative expense.

For the three months ended June 30, 2021 and 2020, the Company recorded a derivative expense of $0 and $147,721, respectively.

For the six months ended June 30, 2021 and 2020, the Company recorded a derivative expense of $1,775,057 and $496,055, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at June 30, 2021 and December 31, 2020:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$1,459,167	$-	$-	$1,459,167

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)

Derivative liabilities	$1,357,528	$-	$-	$1,357,528

Note 8 – Commitments and Contingencies

Operating Lease

We have entered into various operating lease agreements, including our corporate headquarters. We account for leases in accordance with ASC Topic 842: Leases, which requires a lessee to utilize the right-of-use model and to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. In addition, a lessor is required to classify leases as either sales-type, financing or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as financing. If the lessor does not convey risk and rewards or control, the lease is treated as operating. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term. Lease right-of-use assets and liabilities at commencement are initially measured at the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at commencement to determine the present value of lease payments except when an implicit interest rate is readily determinable. We determine our incremental borrowing rate based on market sources including relevant industry data.

We have lease agreements with lease and non-lease components and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component, from both a lessee and lessor perspective with the exception of direct sales-type leases and production equipment classes embedded in supply agreements. From a lessor perspective, the timing and pattern of transfer are the same for the non-lease components and associated lease component and, the lease component, if accounted for separately, would be classified as an operating lease.

We have elected not to present short-term leases on the balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.

Our leases, where we are the lessee, do not include an option to extend the lease term. Our lease also includes an option to terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease term would include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, included as a component of general and administrative expenses, in the accompanying consolidated statements of operations.

Certain operating leases provide for annual increases to lease payments based on an index or rate, our lease has no stated increase, payments were fixed at lease inception. We calculate the present value of future lease payments based on the index or rate at the lease commencement date. Differences between the calculated lease payment and actual payment are expensed as incurred.

At June 30, 2021 and December 31, 2020, respectively, the Company has no financing leases as defined in ASC 842, “Leases.”

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2021 and December 31, 2020, respectively:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
Operating Leases	$110,315	$130,314
Interest on lease liabilities	25,352	32,733
Total net lease cost	$135,667	$163,047

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020

Operating leases

Operating lease ROU assets - net	$552,222	$368,638

Operating lease liabilities - current	$97,880	$210,556
Operating lease liabilities - non-current	454,342	155,167
Total operating lease liabilities	$552,222	$365,723

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$89,616	$92,867

ROU assets obtained in exchange for lease liabilities
Operating leases	$515,848	$355,203

Weighted average remaining lease term (in years)
Operating leases	8.21	2.20

Weighted average discount rate
Operating leases	5%	11%

2021 (6 months remaining)	$62,129
2022	78,750
2023	60,294
2024	61,876
2025	63,460
Thereafter	357,078
Total lease payments	683,587
Less: amount representing interest	(131,365)
Total lease obligations	$552,222

In May 2021, the Company and its landlord mutually agreed to terminate the outstanding lease for ECS. The Company had an outstanding ROU liability of $228,752 at the date of termination. There was no gain or loss on lease termination.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On July 9, 2020, the Company entered into a settlement and release agreement with Unimax Communications, LLC (“Unimax”). The settlement is related to a complaint filed by Unimax alleging the Company is indebted pursuant to a purchase order and additional financing terms. The Company agreed to pay Unimax the total sum of $785,000 over a 24-month period. The settlement amount is included accounts payable and accrued expenses on the consolidated balance sheets. The balance was repaid in April 2021.

SurgePays, Inc., formerly named as Surge Holdings, Inc., a Nevada corporation, Plaintiff, vs. Glen Eagles Acquisition LP, a Delaware limited partnership, Defendant; District Court Clark County, Nevada; Case No.: A-21-831204-B:

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

On March 4, 2021, Glen Eagles Acquisition LP (“Glen Eagles”) demanded payment of either $1,000,000 cash or $2,500,000 worth of Surge’s common stock based on false allegations of impropriety. In sum, Glen Eagles contended that Surge had diluted its shares and denied Glen Eagles the benefit of its June, 2020 stock exchange transaction with Surge. At the time of Glen Eagles’ demand to Surge, however, Surge’s stock price was comparable to and even greater than its price at the time of the June 2020 exchange transaction. On March 16, 2021, Surge filed suit against Glen Eagles, seeking declaratory relief and alleging Glen Eagles breached the implied covenant of good faith and fair dealing inherent in the June, 2020 exchange agreement by demanding additional payment. On April 19, 2021, Glen Eagles filed an answer and a counterclaim against Surge and its Chief Executive Officer, Brian Cox, alleging claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, fraudulent concealment, and seeking the appointment of a receiver. The trial is tentatively scheduled to begin on June 20, 2022.

Note 9 – Stockholders’ Deficit

At June 30, 2021, and prior to the conversions noted below, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	13,000,000 shares authorized
-	13,000,000 issued and outstanding
-	Par value - $0.001
-	Voting at 10 votes per share (130,000,000 votes)
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion into 1/10 of a share of common stock for each share held (1,300,000 common stock equivalents)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Series C, Convertible Preferred Stock

-	1,000,000 shares authorized
-	721,598 issued and outstanding
-	Par value - $0.001
-	Voting at 250 votes per share (180,399,500 votes)
-	Ranks junior to any other class of preferred stock
-	Dividends – equal to the per share amount (as converted basis) as the common stockholders should the Board of Directors declare a dividend
-	Liquidation preference – original issue price plus any declared yet unpaid accrued dividends
-	Rights of redemption - none
-	Conversion into 250 shares of common stock for each share held (180,399,500 common stock equivalents)

Equity Transactions for the Six Months Ended June 30, 2021

Stock Issued for Cash

The Company issued 13,000,000 shares of common stock for $1,510,000 ($0.10 - $0.16/share).

Stock Issued for Services

The Company issued 126,000 shares of common stock for services rendered, having a fair value of $22,680 ($0.119 - $0.281/share), based upon the quoted closing trading price.

Stock Issued as Debt Discount

The Company issued 900,000 shares of common stock in connection with the issuance of debt, having a fair value of $2,038,635 ($0.107/share), based upon the quoted closing trading price.

Conversion of Debt

The Company issued 6,614,537 shares of common stock in connection with the conversion of convertible debt, having a fair value of $858,158 ($0.068 - $0.208/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Make-whole Arrangement

The Company issued 757,345 shares of common stock to debt holders that were entitled to shares upon the settlement of debt and related accrued interest. The shares had a fair value of $90,401 ($0.112 - $0.12/share), based upon the quoted closing trading price.

Stock Issued for Debt Modification

The Company issued 695,808 shares of common stock in connection with the modification of debt arrangements. The shares had a fair value of $108,931 ($0.112 - $0.16/share), based upon the quoted closing trading price.

Stock Issued in Settlement of Liabilities

The Company issued 12,180,010 shares of common stock to various vendors and debt holders to settle accounts payable, debt and derivative liabilities. The shares had a fair value of $1,755,150 ($0.09 - $0.27/share), based upon the quoted closing trading price. In connection with these debt settlements, the Company recorded a gain of $842,982.

Stock Issued in Acquisition of Membership Interest in ECS

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfrey’s. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 500,000 shares of the Company’s Common Stock. In addition, the agreements called for 25,000 shares of Common Stock to be issued to the Winfrey’s on a monthly basis over a 12-month period. During the three months ended March 31, 2021, the Company issued 100,000 shares of Common Stock in full settlement of the agreements. The shares had a fair value of $17,900 ($0.179/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Stock Options

Stock option transactions under the Company’s Plan for the six months ended June 30, 2021 and the year ended December 31, 2020 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2019	-	$-	0.00	$-	$-
Exercisable - December 31, 2019	-	$-	0.00	$-	$-
Granted	850,176	$0.32	7.00	$-	$0.17
Exercised	-	$-		$-
Cancelled/Forfeited	-	$-		$-
Outstanding - December 31, 2020	850,176	$0.32	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	0.00	$-	$-
Unvested and non-exercisable - December 31, 2020	850,176	$0.32	6.16	$-	$-

Outstanding - December 31, 2020	850,176	$0.32	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	0.00	$-	$-
Unvested and non-exercisable - December 31, 2020	850,176	$0.32	6.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - June 30, 2021	850,176	$0.32	5.67	$-	$-
Vested and Exercisable - June 30, 2021	170,035	$0.32	5.67	$-	$-
Unvested and non-exercisable - June 30, 2021	680,141	$0.32	5.67	$-	$-

Compensation expense recorded for stock-based compensation is as follows for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30, 2021	June 30, 2020

Compensation expense	$18,587	$12,391

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Warrants

Warrant activity for the Six Months Ended June 30, 2021 and the Year Ended December 31, 2020 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable - December 31, 2019	6,849,635	$0.71	1.98	$-
Granted	3,116,230	$0.53	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(250,000)	$0.80	-	-
Outstanding - December 31, 2020	9,715,865	$0.65	1.52	$-
Exercisable - December 31, 2020	9,715,865	$0.65	1.52	$-

Outstanding - December 31, 2020	9,715,865	$0.65	1.52	$-
Exercisable - December 31, 2020	9,715,865	$0.65	1.52	$-
Granted	13,897,500	$0.16	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(2,232,500)	$0.47	-	-
Outstanding - June 30, 2021	21,380,865	$0.35	3.48	$-
Exercisable - June 30, 2021	21,380,865	$0.35	3.48	$-

During 2021, the Company granted 13,897,500 warrants to convertible note holders.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

Note 10 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and six months ended June 30, 2021 and 2020, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Surge Blockchain & Other	$43,184	$248,702	$80,918	$547,105
LogicsIQ	4,489,052	4,456,127	7,897,455	9,908,046
TW	529,512	754,143	1,157,837	1,044,848
ECS	6,316,180	9,055,824	13,230,666	18,802,596
Total	$11,377,928	$14,514,796	$22,366,876	$30,302,595

Cost of revenues
Surge Blockchain & Other	$5,200	$372,586	$9,634	$621,327
LogicsIQ	3,834,060	4,401,979	6,800,813	9,140,516
TW	119,205	723,931	304,742	1,665,488
ECS	6,092,654	8,883,326	12,793,239	18,408,643
Total	$10,051,119	$14,381,822	$19,908,428	$29,835,974

Gross Profit (Loss)
Surge Blockchain & Other	$37,984	$(123,884)	$71,284	$(74,222)
LogicsIQ	654,992	54,148	1,096,642	767,530
TW	410,307	30,212	853,095	(620,640)
ECS	223,526	172,498	437,427	393,953
Total	$1,326,809	$132,974	$2,458,448	$466,621

Operating expenses
Surge Blockchain & Other	$1,436,395	$3,297,782	$3,656,325	$4,979,861
LogicsIQ	601,931	347,536	957,562	700,785
TW	322,825	149,274	565,226	749,184
ECS	375,284	370,844	797,131	744,492
Total	$2,736,435	$4,165,436	$5,976,244	$7,174,322

Other income (expenses)
Surge Blockchain & Other	$(2,139,696)	$1,612,443	$(4,834,476)	$1,240,232
LogicsIQ	(1,402)	-	(2,789)	-
TW	3,336,748	(5,320)	3,325,654	(17,022)
ECS	-	-	-	1,846
Total	$1,195,650	$1,607,123	$(1,511,611)	$1,225,056

Net income (loss)
Surge Blockchain & Other	$(3,538,107)	$(1,809,223)	$(8,419,517)	$(3,813,851)
LogicsIQ	$51,659	$(293,388)	$136,291	$66,745
TW	$3,424,230	$(124,382)	$3,613,523	$(1,386,846)
ECS	$(151,758)	$(198,346)	$(359,704)	$(348,693)
Total	$(213,976)	$(2,425,339)	$(5,029,407)	$(5,482,645)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

	June 30, 2021	December 31, 2020

Total Assets
Surge Blockchain & Other	$1,537,293	$911,316
LogicsIQ	1,795,875	1,079,806
TW	-	515,592
ECS	4,052,470	4,818,357
Total	$7,385,638	$7,325,071

Total Liabilities
Surge Blockchain & Other	$13,644,140	$10,922,205
LogicsIQ	3,056,721	2,440,888
TW	-	4,301,249
ECS	15,876	386,695
Total	$16,716,737	$18,051,037

Note 11 – Subsequent Events

In July 2021, the Company issued 781,250 shares of common stock having a fair value of $125,000 ($0.16/share), based upon the quoted closing trading price.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2021 and 2020 and for the three and six months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

True Wireless

On May 7, 2021, SurgePays, Inc., a Nevada corporation (the “Company”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Blue Skies Connections, LLC, an Oklahoma limited liability company (the “Buyer”). Under the Stock Purchase Agreement, the Buyer agreed to purchase all of the issued and outstanding shares owned by the Company of the common stock, par value $0.001 per share (the “True Wireless Shares”), of True Wireless, Inc., an Oklahoma corporation (“True Wireless”). The Stock Purchase Agreement provides that the aggregate purchase price for the True Wireless Shares shall be the value of the specific known liabilities and debts assumed by the Buyer under the Stock Purchase Agreement (the “Assumed Liabilities). The aggregate amount of the Assumed Liabilities is equal to $2,408,873. This amount consists of a line of credit in the amount of $912,870, a Small Business Administration Loan in the amount of $153,898, a debt in the amount of $176,851 owed by True Wireless to the Company and other debts in the aggregate amount of $1,165,254 owed by True Wireless to various service providers.

Section 2.7 of the Stock Purchase Agreement provides that in the event the Buyer is unable to obtain the licenses, permits, consents, authorizations, orders and approvals from all Governmental Authorities (as defined in the Stock Purchase Agreement) that may be or become necessary or desirable to operate the business of True Wireless as intended by the Buyer, at any time after the closing of the transactions contemplated by the Stock Purchase Agreement, the Buyer shall have the right to exercise an option to compel the Company to repurchase the True Wireless Shares.

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

The strategic partnership with Centercom as a bilingual operations hub has powered our growth and revenue. Centercom has been built to support the infrastructure required to rapidly scale in synergy and efficiency to support our sales growth, customer service and development.

Centercom manages or supports the following processes:

●	Sales and Contract Processing;

●	Customer Service and Support;

●	Software Development and Integration;

●	Data Processing and Programming;

●	Multimedia and Graphic Design Services;

●	Email and Live Chat Support;

●	Merchant Support and Onboarding; and

●	Lead Generation and Live Transfer.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2021 AND 2020

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At June 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three and six months ended June 30, 2021 and 2020, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the three months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Revenue	$11,377,928	$14,514,796
Cost of revenue	10,051,119	14,381,822
General and administrative expenses	2,736,435	4,165,436
Loss from operations	$(1,409,626)	$(4,032,462)

Revenue decreased $3,136,867 (22%) primarily as a result of a decreases in revenue for: ECS of $2,739,643, True Wireless of $224,631, and Surge Blockchain of $205,518 offset by an increase in LogicsIQ of $32,924. Loss from operations decreased $2,622,836 (898%) primarily as a result of an increase in operating income in LogicsIQs and True Wireless.

General and administrative expenses during the three months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Depreciation and amortization	$180,282	$304,347
Selling, general and administration	2,556,153	3,861,089
Total	$2,736,435	$4,165,436

Depreciation and amortization decreased $124,065 primarily as a result of fully depreciated assets.

Selling, general and administrative expenses during the three months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Contractors and consultants	$503,446	$404,066
Professional services	191,800	431,014
Compensation	963,723	784,577
Webhosting/internet	147,962	174,268
Advertising and marketing	115,533	52,405
Other	633,671	2,014,756
Total	$2,556,135	$3,861,086

Selling, general and administrative costs (S, G & A) decreased by $1,429,001 (34%). The detail changes are discussed below:

*	Contractors and consultants increased to $503,446 in 2021 from $404,066 in 2020 primarily due to an increase in IT consultants and outsourced management fees.
*	Professional services decreased from $431,014 in 2020 to $191,800 in 2021 primarily as a result of decreased IT services.

*	Compensation increased from $784,577 in 2020 to $963,723 in 2021 primarily as a result of the increase in direct payroll as a result of filling management positions.
*	Webhosting/internet costs decreased to $147,962 in 2021 from $174,268 in 2020.

*	Advertising and marketing costs increased to $115,533 in 2021 from $52,405 in 2020 primarily due to the Company implementing new advertising and marketing campaigns.
*	Other costs decreased to $633,671 in 2021 from $2,014,756 in 2020 primarily due to the one-time increase in bad debt expense of $1,633,575 in the period ended June 30, 2020.

Other (expense) income during the three months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Interest, net	$(2,096,600)	$(785,362)
Change in fair value of derivative liability	645,830	224,378
Derivative expense	-	10,000
Gain on deconsolidation	1,895,870	-
Gain on debt extinguishment	623,013	2,054,140
Gain on equity investment in Centercom	49,145	112,967
Gain (loss) on settlement of liabilities	78,392	-
Total Other (expense) income	$1,195,650	$1,607,123

Interest expense increased to $2,096,600 in 2021 from $785,362 in 2020 primarily due to an increase in total borrowings.

During the three months ended June 30, 2021, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the three months ended June 30, 2021 of $645,830. In addition, the Company recorded a gain on de consolidation of True Wireless of $1,895,870.

The gain on equity investment in Centercom of $49,145 in 2021 compared to an equity gain of $112,967 in 2020.

During the three months ended June 30, 2021, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a gain on settlement of $623,013. During the three months ended June 30, 2020, the Company settled outstanding liabilities and recorded a gain on settlement of $78,392.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2021 AND 2020

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At June 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three and six months ended June 30, 2021 and 2020, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the six months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Revenue	$22,366,876	$30,302,595
Cost of revenue	19,908,428	29,835,974
General and administrative expenses	5,976,244	7,174,322
Loss from operations	$(3,517,796)	$(6,707,701)

Revenue decreased $7,935,719 (26%) primarily as a result of a decreases in revenue for: ECS of $5,571,930, LogicsIQ of $2,010,591, and Surge Blockchain of $466,186 offset by an increase in True Wireless of $112,989. Loss from operations decreased $3,189,905 (48%) primarily as a result of an increase in operating profit in True Wireless and LogicsIQ.

Costs and expenses during the six months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Depreciation and amortization	$398,240	$569,811
Selling, general and administration	5,578,004	6,604,511
Total	$5,976,244	$7,174,322

Depreciation and amortization decreased $171,571 primarily as a result of fully depreciated assets.

Selling, general and administrative expenses during the six months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Contractors and consultants	$812,272	$896,569
Professional services	729,120	1,010,989
Compensation	1,920,475	1,514,495
Webhosting/internet	365,877	361,414
Advertising and marketing	562,292	152,957
Other	1,196,968	2,668,087
Total	$5,587,004	$6,604,511

Selling, general and administrative costs (S, G & A) decreased by $1,026,507 (16%). The detail changes are discussed below:

*	Contractors and consultants decreased to $812,272 in 2021 from $896,569 in 2020 primarily due to a decrease in IT consultants and outsourced management fees.
*	Professional services decreased from $1,010,989 in 2020 to $729,120 in 2021 primarily as a result of decreased IT services.

*	Compensation increased from $1,514,495 in 2020 to $1,920,475 in 2021 primarily as a result of the increase in direct payroll as a result of filling management positions.
*	Webhosting/internet costs increased to $365,877 in 2021 from $361,414 in 2020.

*	Advertising and marketing costs increased to $562,292 in 2021 from $152,957 in 2020 primarily due to the Company implementing new advertising and marketing campaigns.
*	Other costs decreased to $1,196,968 in 2021 from $2,668,087 in 2020 primarily due to the one-time increase in bad debt expense of $1,633,575 in the period ended June 30, 2020.

Other (expense) income during the six months ended June 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Interest, net	$(3,400,459)	$(1,183,766)
Change in fair value of derivative liability	949,680	192,562
Derivative expense	(1,775,057)	(496,055)
Gain on deconsolidation	1,895,871	-
Other	-	10,000
Gain on equity investment in Centercom	(24,628)	145,336
Gain (loss) on settlement of liabilities	842,982	2,556,979
	$(1,511,611)	$1,225,056

Interest expense increased to $3,400,458 in 2021 from $1,183,766 in 2020 primarily due to an increase in total borrowings.

During the six months ended June 30, 2021, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the six months ended June 30, 2021, of $949,680. In addition, the Company recorded a derivative expense of $1,775,057 which represents the debt discount and derivative features that exceed the face value of the notes.

The loss on equity investment in Centercom of $24,628 in 2021 compared to a gain on equity investment of $145,336 in 2020.

During the three months ended June 30, 2020, the Company settled outstanding liabilities and recorded a gain on settlement of $842,982.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and six months ended June 30, 2021 and 2020, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Surge Blockchain & Other	$43,184	$248,702	$80,918	$547,105
LogicsIQ	4,489,052	4,456,127	7,897,455	9,908,046
TW	529,512	754,143	1,157,837	1,044,848
ECS	6,316,180	9,055,824	13,230,666	18,802,596
Total	$11,377,928	$14,514,796	$22,366,876	$30,302,595

Cost of revenues
Surge Blockchain & Other	$5,200	$372,586	$9,634	$621,327
LogicsIQ	3,834,060	4,401,979	6,800,813	9,140,516
TW	119,205	723,931	304,742	1,665,488
ECS	6,092,654	8,883,326	12,793,239	18,408,643
Total	$10,051,119	$14,381,822	$19,908,428	$29,835,974

Gross Profit (Loss)
Surge Blockchain & Other	$37,984	$(123,884)	$71,284	$(74,222)
LogicsIQ	654,992	54,148	1,096,642	767,530
TW	410,307	30,212	853,095	(620,640)
ECS	223,526	172,498	437,427	393,953
Total	$1,326,809	$132,974	$2,458,448	$466,621

Operating expenses
Surge Blockchain & Other	$1,436,395	$3,297,782	$3,656,325	$4,979,861
LogicsIQ	601,931	347,536	957,562	700,785
TW	322,825	149,274	565,226	749,184
ECS	375,284	370,844	797,131	744,492
Total	$2,736,435	$4,165,436	$5,976,244	$7,174,322

Other income (expenses)
Surge Blockchain & Other	$(2,139,696)	$1,612,443	$(4,834,476)	$1,240,232
LogicsIQ	(1,402)	-	(2,789)	-
TW	3,336,748	(5,320)	3,325,654	(17,022)
ECS	-	-	-	1,846
Total	$1,195,650	$1,607,123	$(1,511,611)	$1,225,056

Net income (loss)
Surge Blockchain & Other	$(3,538,107)	$(1,809,223)	$(8,419,517)	$(3,813,851)
LogicsIQ	$51,659	$(293,388)	$136,291	$66,745
TW	$3,424,230	$(124,382)	$3,613,523	$(1,386,846)
ECS	$(151,758)	$(198,346)	$(359,704)	$(348,693)
Total	$(213,976)	$(2,425,339)	$(5,029,407)	$(5,482,645)

Blockchain and Other.

The revenue for the three months ended June 30, 2021 decreased by $205,518 or 83% as compared to the three months ended June 30, 2020. The decrease was a result of the impact of COVID-19. The average sales per store dropped as our ability to maintain in-person contact with store personnel was limited by the national restrictions on travel during 2020 and 2021. This same impact limited the ability to add stores to our platform, thereby limiting the growth potential. Operating expenses for the three months ended June 30, 2021, decreased by $1,861,387 from the same period ended June 30, 2020, because of a reduction in bad debt expense of $1,629,288. The net income loss increased from $1,809,223 as of the three months ended June 30, 2020, to $3,538,107 as of three months ended June 30, 2021. During the three months ended June 30, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of $645,830 and $224,378, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded a derivative expense of $0 and $147,721, respectively.

The revenue for the six months ended June 30, 2021 decreased by $466,187 or 85% as compared to the six months ended June 30, 2020. The decrease was a result of the impact of COVID-19. The average sales per store dropped as our ability to maintain in-person contact with store personnel was limited by the national restrictions on travel during 2020 and 2021. This same impact limited the ability to add stores to our platform, thereby limiting the growth potential. Operating expenses for the six months ended June 30, 2021, decreased by $1,323,536 from the same period ended June 30, 2020, because of a reduction in bad debt expense of $1,629,288. The net income loss increased from $3,813,851 as of the six months ended June 30, 2020, to $8,419,517 as of six months ended June 30, 2021. During the six months ended June 30, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of $949,680 and $192,562, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a derivative expense of $1,775,057 and $496,055, respectively.

LogicsIQ.

The revenue for the three months ended June 30, 2021 increased by 1% compared to the three months June 30, 2020. LogicsIQ has two main revenue streams, leads generation and retained services. The lead generation segment decreased by $2,677,209 or 76% as of the three months ended June 30, 2021 from the same period in 2020. The retained services segment increased by $2,704,800 or 50% as of the three months ended June 30, 2021 from the same period in 2020. Net income increase to $51,659 for the three months ended June 30, 2021 compared to a net loss of $294,388 for the same period in 2020.

The revenue for the six months ended June 30, 2021 decreased by 21% from the same period in 2020. The main factor in the change is a result of COVID-19 and the slowdown in the financial markets. Much of our clients purchasing power is based on the finances of hedge funds firms and the like. The overall slowdown in this industry impacted the mass tort industry as a whole. The result of a significant decrease in existing client monthly spend. LogicsIQ has two main revenue streams, leads generation and retained services. The lead generation segment decreased by 71% for the six months ended June 30, 2021 as compared to the same period in 2020. The retained services segment increased by 10% as of the six months ended June 30, 2021 from the same period in 2020. Gross margins and profitability were a direct result in the slowdown of the revenue.

True Wireless (TW).

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc. (“TW”), however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive 25 payments of principal and accrued interest totaling $7,461 commencing in June 2023.

ECS.

The revenue for the three months ended June 30, 2021 were $6,316,180 compared to $9,055,824 for the same period in 2020. The decrease of 30% was a result of the impact of COVID-19. The average sales per store dropped as our ability to maintain in-person contact with store personnel was limited by the national restrictions on travel during 2020 and 2021. This same impact limited the ability to add stores to our platform, thereby limiting the growth potential. Expenses and net loss were consistent period over period.

The revenue for the six months ended June 30, 2021 were $13,230,666 compared to $18,802,596 for the same period in 2020. The decrease of 30% was a result of the impact of COVID-19. The average sales per store dropped as our ability to maintain in-person contact with store personnel was limited by the national restrictions on travel during 2020 and 2021. This same impact limited the ability to add stores to our platform, thereby limiting the growth potential. Expenses and net loss were consistent period over period.

Overall.

Each segment was impacted by COVID-19 in varying degrees. It is difficult to determine an exact impact, but the majority of the decrease in revenue from $14,514,796 as of the three months ended June 30, 2020 to $6,316,180 as of the three months ended June 30, 2021 can be attributed to COVID-19. We believe as restrictions are lifted across the country, each segment will see revenue growth, meeting or exceeding prior levels. The net loss improved from $2,425,339 as of the three months ended June 30, 2020 to $213,976 for the same period in 2021. Each segment was consistent year over year, except True Wireless. The sale of True Wireless attributed to the positive change in net loss.

Each segment was impacted by COVID-19 in varying degrees. It is difficult to determine an exact impact, but the majority of the decrease in revenue from $18,802,596 as of the six months ended June 30, 2020 to $13,230,666 as of the six months ended June 30, 2021 can be attributed to COVID-19. We believe as restrictions are lifted across the country, each segment will see revenue growth, meeting or exceeding prior levels. The net loss for the six months ended June 30, 2020 and 2021, were consistent with an improvement of $453,238 period over period.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2021 and December 31, 2020, our current assets were $1,348,692 and $1,251,029, respectively, and our current liabilities were $13,629,106 and $15,660,748, respectively, which resulted in a working capital deficit of $12,280,414 and $14,409,719, respectively.

Total assets at June 30, 2021 and December 31, 2020 amounted to $7,385,638 and $7,325,071, respectively. At June 30, 2021, assets consisted of current assets of $1,348,692, net property and equipment of $229,410, net intangible assets of $3,760,238, goodwill of $866,782, equity investment in Centercom (related party) of $389,984, and net operating lease right of use asset of $552,222, as compared to current assets of $1,251,029, net property and equipment of $236,810, net intangible assets of $4,125,742, goodwill of $866,782, equity investment in Centercom (related party) of $414,612 and net operating lease right of use asset of $368,638 at December 31, 2020.

At June 30, 2021, our total liabilities of $16,716,737 decreased $1,334,300 from $18,051,037 at December 31, 2020.

At June 30, 2021, our total stockholders’ deficit was $9,331,099 as compared to $10,725,966 at December 31, 2020. The principal reason for the increase in stockholders’ deficit was the impact of the deconsolidation of True Wireless which occurred May 7, 2021.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2021 and 2020.

	2021 (unaudited)	2020 (unaudited)

Net cash used in operating activities	$(4,855,247)	$(2,230,989)
Net cash used in investing activities	(371,299)	(2,836)
Net cash provided by financing activities	5,127,375	2,227,582
Net change in cash and cash equivalents	$99,171	$(6,243)

At December 31, 2020, the Company had the following material commitments and contingencies.

Debt See Note 5 to the Consolidated Financial Statements.

Related party transactions - See Notes 2, 5 and 8 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company has to borrow funds to meet basic operating costs.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

We believe we will continue to incur net losses and do not expect positive cash flows from operations until the 4th quarter of 2021. At that time, we believe the impact of COVID-19 will have rescinded enough to allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business. The Company will continue to fund operations until cash flow positive through the use of promissory notes, both related and non-related party. These notes made up the majority of the $4,366,448 generated by financing activities during the six months ended June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of June 30, 2021, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

The following is summary of threatened, pending, asserted or un-asserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since April 1, 2021.

1.	ALTCORP TRADING, LLC, a Costa Rica limited liability company; et al, Plaintiffs, vs. Surge Holdings, Inc., a Nevada corporation; VSTOCK Transfer, LLC, a California limited liability company, et al; District Court Clark County, Nevada; Case No.: A-20-823039-B:

In a settlement agreement signed on January 1, 2021, which became fully effective upon the court entering an order dismissing the case on January 19, 2021, Surge reached a settlement on all claims first asserted by plaintiffs AltCorp Trading, LLC and Stanley Hills, LLC in a case filed in Nevada state court in October 2020. On March 4, 2021, the plaintiffs filed a motion to enforce the settlement agreement (“Motion to Enforce”) in this action, seeking payment of a liquidated damages amount that Surge disputes and deny is due. On July 9, 2021, the Court issued its order granting in part and denying in part the Motion to Enforce, finding that while a valid settlement agreement existing between AltCorp Trading, LLC and Stanley Hills, LLC on the one hand, and Surge on the other, the Court denied the Motion to Enforce due to questions of fact as to whether Surge had actually breached or failed to perform under the agreement, and whether the settlement agreement’s provisions for liquidated damages constituted an unenforceable penalty. Ultimately, Surge was dismissed from this action.

2.	SurgePays, Inc., formerly named as Surge Holdings, Inc., a Nevada corporation, Plaintiff, vs. Glen Eagles Acquisition LP, a Delaware limited partnership, Defendant; District Court Clark County, Nevada; Case No.: A-21-831204-B:

On March 4, 2021, Glen Eagles Acquisition LP (“Glen Eagles”) demanded payment of either $1,000,000 cash or $2,500,000 worth of Surge’s common stock based on false allegations of impropriety. In sum, Glen Eagles contended that Surge had diluted its shares and denied Glen Eagles the benefit of its June 2020 stock exchange transaction with Surge. At the time of Glen Eagles’ demand to Surge, however, Surge’s stock price was comparable to and even greater than its price at the time of the June 2020 exchange transaction. On March 16, 2021, Surge filed suit against Glen Eagles, seeking declaratory relief and alleging Glen Eagles breached the implied covenant of good faith and fair dealing inherent in the June 2020 exchange agreement by demanding additional payment. On April 19, 2021, Glen Eagles filed an answer and a counterclaim against Surge and its Chief Executive Officer, Brian Cox, alleging claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, fraudulent concealment, and seeking the appointment of a receiver. The trial is tentatively scheduled to begin on June 20, 2022.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six-month period ended June 30, 2021, the Company issued the following shares not previously reported in Current Report on Form 8-K or a quarterly report on Form 10-Q. The shares were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

The Company issued 13,000,000 shares of common stock for $1,510,000 ($0.10 - $0.16/share).

The Company issued 126,000 shares of common stock for services rendered, having a fair value of $22,680 ($0.119 - $0.281/share), based upon the quoted closing trading price.

The Company issued 900,000 shares of common stock in connection with the issuance of debt, having a fair value of $2,038,635 ($0.107/share), based upon the quoted closing trading price.

The Company issued 6,614,537 shares of common stock in connection with the conversion of convertible debt, having a fair value of $858,158 ($0.068 - $0.208/share), based upon the quoted closing trading price.

The Company issued 757,345 shares of common stock to debt holders that were entitled to shares upon the settlement of debt and related accrued interest. The shares had a fair value of $90,401 ($0.112 - $0.12/share), based upon the quoted closing trading price.

The Company issued 695,808 shares of common stock in connection with the modification of debt arrangements. The shares had a fair value of $108,931 ($0.112 - $0.16/share), based upon the quoted closing trading price.

The Company issued 12,180,010 shares of common stock to various vendors and debt holders to settle accounts payable, debt and derivative liabilities. The shares had a fair value of $1,755,150 ($0.09 - $0.27/share), based upon the quoted closing trading price. In connection with these debt settlements, the Company recorded a gain of $842,982.

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfrey’s. During the three months ended March 31, 2021, the Company issued 100,000 shares of Common Stock as the last issuance pursuant to these agreements. The shares had a fair value of $17,900 ($0.179/share), based upon the quoted closing trading price.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1

Stock Purchase Agreement, dated May 7, 2021, by and between SurgePays, Inc., a Nevada corporation and Blue Skies Connections, LLC, an Oklahoma limited liability company (included as Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on June 21, 2021)

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

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.
Date: August 20, 2021
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2021	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

