Form 10-Q
period 2021-09-30
SurgePays, Inc.
filed 2021-11-15
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-40992

SURGEPAYS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0550352
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

3124 Brother Blvd, Suite 104
Bartlett TN	38133
(Address of principal executive offices)	(Zip Code)

847-648-7541

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SURG	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Common Stock Purchase Warrants	SURGW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 11, 2021 was 12,046,528 shares.

2

SURGEPAYS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$635,527	$673,995
Accounts receivable - net	1,667,630	180,499
Lifeline revenue - due from USAC	-	212,621
Inventory	502,109	178,309
Prepaids	35,001	5,605
Total Current Assets	2,840,267	1,251,029

Property and equipment - net	217,070	236,810

Other Assets
Note receivable	176,851	-
Intangibles - net	3,596,861	4,125,742
Goodwill	866,782	866,782
Investment in Centercom - related party	411,056	414,612
Operating lease - right of use asset - net	522,072	368,638
Other	-	61,458
Total Other Assets	5,573,622	5,837,232

Total Assets	$8,630,959	$7,325,071

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,159,473	$6,827,487
Accounts payable and accrued expenses - related party	2,293,926	1,753,837
Deferred revenue	235,500	443,300
Operating lease liability	68,303	210,556
Line of credit	-	912,870
Loans payable - related parties	1,027,500	2,389,000
Notes payable - net	593,205	250,000
Convertible notes payable - net	1,298,083	1,516,170
Derivative liabilities	1,567,508	1,357,528
Total Current Liabilities	11,243,498	15,660,748

Long Term Liabilities
Loans payable - related parties	5,986,940	1,100,440
Notes payable - SBA government	1,499,424	1,134,682
Operating lease liability	447,002	155,167
Total Long Term Liabilities	7,933,366	2,390,289

Total Liabilities	19,176,864	18,051,037

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Series A, Convertible Preferred stock, $0.001 par value, 100,000,000 shares authorized, 13,000,000 and 13,000,000 shares issued and outstanding, respectively	13,000	13,000
Series C, Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 721,598 and 721,598 shares issued and outstanding, respectively	722	722
Common stock, $0.001 par value, 500,000,000 shares authorized 3,288,428 and 2,542,624 shares issued and outstanding, respectively	3,289	2,543
Additional paid-in capital	17,804,181	10,849,968
Accumulated deficit	(28,367,097)	(21,592,199)
Total Stockholders’ Deficit	(10,545,905)	(10,725,966)

Total Liabilities and Stockholders’ Deficit	$8,630,959	$7,325,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$14,538,353	$12,802,172	$36,905,373	$43,104,767

Costs and expenses
Cost of revenue	12,634,871	11,216,186	32,544,619	39,422,776
General and administrative expenses	2,279,374	3,210,910	8,254,443	12,014,616
Total costs and expenses	14,914,245	14,427,096	40,799,062	51,437,392

Loss from operations	(375,892)	(1,624,924)	(3,893,689)	(8,332,625)

Other income (expense)
Interest expense	(1,236,778)	(1,164,409)	(4,637,236)	(2,348,175)
Derivative expense	-	(33,239)	(1,775,057)	(529,294)
Change in fair value of derivative liabilities	(202,784)	212,851	746,896	405,413
Gain (loss) on investment in Centercom - related party	21,072	107,649	(3,556)	252,985
Gain on settlement of liabilities	136,487	-	979,469	2,556,979
Gain on deconsolidation of True Wireless	-	-	1,895,871	-
Other income	-	-	-	10,000
Total other income (expense) - net	(1,282,003)	(877,148)	(2,793,613)	347,908

Net loss	$(1,657,895)	$(2,502,072)	$(6,687,302)	$(7,984,717)

Loss per share - basic and diluted	$(0.51)	$(1.09)	$(2.21)	$(3.69)

Weighted average number of shares - basic and diluted	3,264,274	2,293,669	3,024,487	2,164,930

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2021 and the Year Ended December 31, 2020

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2020	13,000,000	$13,000	721,598	$722	2,542,624	$2,543	$10,849,968	$(21,592,199)	(10,725,966)

Stock issued for services rendered and recognition of share based compensation ($7.35 - $14.05/share)	-	-	-	-	1,260	1	12,410	-	12,411

Recognition of stock option expense	-	-	-	-	-	-	49,160	-	49,160

Stock issued for cash ($5 - $8/share)	-	-	-	-	260,000	260	1,509,740	-	1,510,000

Stock and warrants issued with debt recorded as a debt discount ($5.35/share)	-	-	-	-	18,000	18	2,038,617		2,038,635

Conversion of debt ($3.40 - $14/share)	-	-	-	-	132,291	132	858,026	-	858,158

Stock issued under make-whole arrangement ($5.60 - $6share)	-	-	-	-	15,147	15	90,386	-	90,401

Stock issued in connection with debt modification ($5.60 - $8/share)	-	-	-	-	13,916	14	108,917	-	108,931

Stock issued in settlement of liabilities ($4.50 - $13.50/share)	-	-	-	-	71,737	72	464,641	-	464,713

Stock issued for acquisition of membership interest in ECS ($8.95/share)	-	-	-	-	2,000	2	17,898	-	17,900

Net loss	-	-	-	-	-	-	-	(4,815,431)	(4,815,431)

March 31, 2021	13,000,000	13,000	721,598	722	3,056,975	3,057	15,999,763	(26,407,630)	(10,391,088)

Stock issued for services rendered and recognition of share based compensation ($5.95 - $11/share)	-	-	-	-	1,260	1	10,268	-	10,269

Recognition of stock option expense and related true up adjustment	-	-	-	-	-	-	(26,741)	-	(26,741)

Stock issued in settlement of liabilities ($6.40 - $10/share)	-	-	-	-	171,863	172	1,290,265	-	1,290,437

Net loss	-	-	-	-	-	-	-	(213,976)	(213,976)

June 30, 2021	13,000,000	13,000	721,598	722	3,230,098	3,230	17,273,555	(26,621,606)	(9,331,099)

True up adjustment related to initial acquisition of True Wireless	-	-	-	-	-	-	87,596	(87,596)	-

Stock issued for services rendered and recognition of share based compensation ($5 - $8.05/share)	-	-	-	-	7,471	7	56,818	-	56,825

Recognition of stock option expense and related true up adjustment	-	-	-	-	-	-	(93,483)	-	(93,483)

Stock issued in settlement of liabilities ($5.80 - $6.30/share)	-	-	-	-	33,100	33	124,602	-	124,635

Exercise of warrants ($0.001/share)	-	-	-	-	2,133	2	(2)	-	-

Conversion of debt ($5.75/share)	-	-	-	-	15,625	16	89,828	-	89,844

Warrants issued with debt recorded as a debt discount	-	-	-	-	-	-	265,268	-	265,268

Net loss	-	-	-	-	-	-	-	(1,657,895)	(1,657,895)

September 30, 2021	13,000,000	$13,000	721,598	$722	3,288,428	$3,288	$17,804,182	$(28,367,097)	(10,545,905)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2020 and the Year Ended December 31, 2019

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2019	13,000,000	$13,000	721,598	$722	2,043,872	$2,044	$6,155,191	$(10,870,572)	(4,699,615)

Recognition of share based compensation	-	-	-	-	-	-	16,901	-	16,901

Stock and warrants issued for cash	-	-	-	-	8,569	9	149,991	-	150,000

Stock issued with debt recorded as a debt discount	-	-	-	-	35,000	35	534,765		534,800

Stock issued for acquisition	-	-	-	-	11,000	11	177,765	-	177,776

Net loss	-	-	-	-	-	-	-	(3,057,306)	(3,057,306)

March 31, 2020	13,000,000	13,000	721,598	722	2,098,441	2,099	7,034,613	(13,927,878)	(6,877,444)

Recognition of share based compensation	-	-	-	-	-	-	51,268	-	51,268

Stock and warrants issued for cash	-	-	-	-	31,714	32	554,968	-	555,000

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	11,440	11	266,825	-	266,836

Stock issued for conversion of debt	-	-	-	-	163,000	163	1,946,477	-	1,946,640

Stock issued for acquisition	-	-	-	-	1,500	2	20,438	-	20,440

Stock repurchased for cash	-	-	-	-	(47,619)	(48)	(499,952)	-	(500,000)

Net loss	-	-	-	-	-	-	-	(2,425,339)	(2,425,339)

June 30, 2020	13,000,000	13,000	721,598	722	2,258,476	2,259	9,374,637	(16,353,217)	(6,962,599)

Stock and options issued for services	-	-	-	-	1,300	1	59,822	-	59,823

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	5,400	5	104,457	-	104,462

Stock issued for conversion of debt	-	-	-	-	25,182	25	133,061	-	133,086

Make whole stock issued pursuant to SPA	-	-	-	-	25,662	26	196,315	-	196,341

Stock issued for modification of debt	-	-	-	-	7,200	7	49,883	-	49,890

Stock issued for acquisition	-	-	-	-	1,500	2	12,576	-	12,578

Net loss	-	-	-	-	-	-	-	(2,502,072)	(2,502,072)

September 30, 2020	13,000,000	$13,000	721,598	$722	2,324,719	$2,325	$9,930,751	$(18,855,289)	$(8,908,491)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(6,687,302)	$(7,984,717)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	579,372	876,512
Amortization of right-of-use assets	122,681	146,647
Amortization of debt discount	2,008,036	1,417,524
Recognition of share based compensation	8,441	127,992
Change in fair value of derivative liabilities	(746,896)	(405,413)
Derivative expense	1,775,057	529,294
Gain on settlement of liabilities	(935,375)	(2,556,979)
(Gain) loss on equity method investment - Centercom - related party	3,556	(252,985)
Gain on deconsolidation of subsidiary (True Wireless)	(1,895,871)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(1,487,131)	2,719,196
Lifeline revenue - due from USAC	105,532	(162,043)
Inventory	(398,450)	(177,184)
Prepaids	(29,396)	58,111
Other	61,458	4,999
Increase (decrease) in
Accounts payable and accrued expenses	166,163	2,469,612
Accounts payable and accrued expenses - related party	540,089	-
Deferred revenue	(207,800)	-
Gain contingency	-	(38,040)
Operating lease liability	(126,533)	(150,145)
Net cash used in operating activities	(7,144,369)	(3,377,619)

Investing activities
Purchase of property and equipment	(51,396)	(4,147)
Cash disposed in deconsolidation of subsidiary (True Wireless)	(325,316)	-
Repayment of notes receivable	-	14,959
Net cash provided by (used in) investing activities	(376,712)	10,812

Financing activities
Proceeds from stock and warrants issued for cash	1,510,000	705,000
Repurchase of common stock	-	(500,000)
Proceeds from loans - related party	3,688,000	723,196
Repayments of loans - related party	(163,000)	(240,196)
Proceeds from notes payable	853,386	1,134,582
Repayments on notes payable	(250,000)	(27,500)
Proceeds from SBA notes	518,167	-
Repayments on SBA notes	(3,425)	-
Proceeds from convertible notes	2,550,000	2,182,000
Repayments on convertible notes - net of overpayment	(1,220,515)	(373,000)
Cash paid for debt issuance costs	-	(162,000)
Net cash provided by financing activities	7,482,613	3,442,082

Net decrease in cash	(38,468)	75,275

Cash - beginning of period	673,995	346,040

Cash - end of period	$635,527	$421,315

Supplemental disclosure of cash flow information
Cash paid for interest	$117,836	$98,113
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Deconsolidation of subsidiary (True Wireless)	$2,434,552	$-
Debt discount/issue costs recorded in connection with derivative liabilities	$2,140,829	$1,366,636
Debt discount recorded in connection with notes payable	$265,268
Stock issued in settlement of liabilities	$1,879,785	$-
Conversion of debt into equity	$948,002	$-
Right-of-use asset obtained in exchange for new operating lease liability	$515,848	$355,203
Termination of ECS ROU lease	$228,752	$-
Stock issued in connection with debt modification	$108,931	$49,890
Stock issued under make-whole arrangement	$90,401	$196,341
Stock issued for acquisition of membership interest in ECS	$17,900	$-
True up adjustment related to initial acquisition of True Wireless	$87,596
Stock issued for acquisition	$-	$210,794
Stock and warrants issued with debt recorded as a debt discount	$-	$906,098

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

SurgePays, Inc. (“SurgePays,” “SP,” “we,” “our” or “the Company”), and its operating subsidiaries, is a technology-driven company building a next generation supply chain software platform that can offer wholesale goods and services more cost efficiently than traditional and existing wholesale distribution models.

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name		Incorporation Date	State of Incorporation
SurgePays, Inc.		August 18, 2006	Tennessee
KSIX Media, Inc.		November 5, 2014	Nevada
KSIX, LLC		September 14, 2011	Nevada
Surge Blockchain, LLC		January 29, 2009	Nevada
DigitizeIQ, LLC		July 23, 2014	Illinois
LogicsIQ, Inc.		October 2, 2018	Nevada
Surge Payments, LLC		December 17, 2018	Nevada
Surgephone Wireless, LLC		August 29, 2019	Nevada
SurgePays Fintech, Inc.		August 22, 2019	Nevada
True Wireless, Inc.	*	October 29, 2020	Oklahoma

*	Entity was disposed of on May 7, 2021. See below.

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

SEPTEMBER 30, 2021

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 2, 2021.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2021, the Company had:

●	Net loss of $6,687,302; and
●	Net cash used in operations was $7,144,369

Additionally, at September 30, 2021, the Company had:

●	Accumulated deficit of $28,367,097
●	Stockholders’ deficit of $10,545,905; and
●	Working capital deficit of $8,403,231

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $635,527 at September 30, 2021. Although the Company intends to raise additional debt or equity capital, the Company expects to continue to incur significant losses from operations and have negative cash flows from operating activities for the near-term. These losses could be significant as product and service sales ramp up along with continuing expenses related to compensation, professional fees, development and regulatory are incurred.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended September 30, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

See Note 11 as it related to the need for additional capital. The Company continues to explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

These factors create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results. At September 30, 2021 and December 31, 2020, goodwill was $866,782, respectively.

Deconsolidation of Subsidiary

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time.

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc. (“TW”), however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive twenty-five (25) payments of principal and accrued interest totaling $7,461 commencing in June 2023. Payments are scheduled as follows:

For the Year Ended December 31, 2021

2021 (3 months)	$-
2022	-
2023	52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

As a result of the sale, we deconsolidated our entire ownership interest in TW from our consolidated financial statements on May 7, 2021, the effective date of the sale agreement, and recognized a gain on deconsolidation of $1,895,871 as follows:

Consideration
Note receivable	$176,851

Fair value of consideration received	176,851

Recognized amounts of identifiable assets sold and liabilities assumed by buyer:

Cash	325,316
Lifeline revenue due from USAC	74,650
Inventory	107,089
Property and equipment - net	20,645
Operating lease - right of use asset - net	10,981
Total assets sold	538,681

Accounts payable and accrued expenses	1,183,850
Line of credit	912,870
Note payable - SBA government	150,000
Operating lease liability	10,981
Total liabilities assumed by buyer	2,257,701

Total net liabilities assumed by buyer	1,719,020

Gain on deconsolidation of True Wireless	1,895,871

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

SEPTEMBER 30, 2021

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

Significant estimates during the nine months ended September 30, 2021 and 2020, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2021 and December 31, 2020, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SEPTEMBER 30, 2021

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2021 and December 31, 2020, respectively, the Company did not have any cash equivalents.

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

Allowance for doubtful accounts was $116,664 and $116,664 at September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020, the Company recorded a bad debt expense of $0 and $0.

For the nine months ended September 30, 2021 and 2020, the Company recorded a bad debt expense of $0 and $0.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Inventory

Inventory primarily consists of tablets and sim cards, as well as masks, hand sanitizer and other miscellaneous items. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. As of September 30, 2021 and December 31, 2020, the Company had inventory of $502,109 and $178,309, respectively.

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

There were no impairment losses for the three and nine months ended September 30, 2021 and 2020, respectively.

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

There were no impairment losses for the three and nine months ended September 30, 2021 and 2020, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. At September 30, 2021, the Company’s operating leases contained renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. See Note 8.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2021 and 2020 contained a significant financing component.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Surge Phone Wireless (SPW)

SPW is licensed to provide The Emergency Broadband Benefit (EBB) services to qualifying low-income customers in fourteen states. Revenues are recognized when a EBB application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

LogicsIQ

LogicsIQ is an enterprise software development company providing marketing business intelligence (“BI”), plaintiff generation and case load management solutions for law firms representing plaintiffs in Mass Tort legal cases. Revenues are earned from our lead generation and retained services offerings.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

At September 30, 2021 and December 31, 2020, the Company had deferred revenue of $235,500 and $443,300, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

ECS	$18,968,630	51.40%	$26,967,015	62.56%
LogicsIQ, Inc.	15,350,491	41.59%	13,626,638	31.61%
Surge Pays, Inc.	1,249,015	3.38%	-	0.00%
True Wireless	1,157,981	3.14%	1,725,053	4.00%
Surge Blockchain, LLC	110,547	0.30%	491,349	1.14%
Other	68,709	0.19%	294,712	0.68%
Total Revenues	$36,905,373	100%	$43,104,767	100%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2021 and December 31, 2020, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, tax years 2018-2020 remain open for IRS audit.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2021 and 2020, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

At September 30, 2021 and December 31, 2020, our investment in CenterCom was $411,056 and $414,612, respectively.

During the three months ended September 30, 2021 and 2020, we recognized a gain of $21,072 and $107,649, respectively.

During the nine months ended September 30, 2021 and 2020, we recognized a loss of $3,556 and a gain of $252,985, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $76,413 and $56,742 in marketing and advertising costs during the three months ended September 30, 2021 and 2021, respectively.

The Company recognized $638,706 and $209,699 in marketing and advertising costs during the nine months ended September 30, 2021 and 2021, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

In September2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.

Common Stock Awards

The Company may grant common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded in accordance with ASU 2018-07 (September2018) on the consolidated statement of operations in the same manner and charged to the same account as if such settlements had been made in cash.

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

SEPTEMBER 30, 2021

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

The following potentially dilutive equity securities outstanding as of September 30, 2021 and 2020 were as follows:

	September 30, 2021	September 30, 2020
Convertible notes payable and related accrued interest (1)	540,206	736,260
Warrants (2)	473,609	154,178
Stock options (3)	3,401	17,004
Series A, convertible preferred stock (4)	1,300,000	1,300,000
Series C, convertible preferred stock (5)	180,399,500	180,399,500
Total common stock equivalents	182,716,716	182,606,942

1 - exercise prices $4.33 - $5/share
2 - exercise prices $8 - $150/share
3 - exercise price $16/share
4 - each share converts to 1/10 of a share of common stock
5 - each share converts to 250 shares of common stock

The convertible notes contain exercise prices that have a discount to market ranging from 70% - 75% of the 10 or 20 days (See Note 5). As a result, the amount computed for common stock equivalents could change given the quoted closing trading price at each reporting period.

Warrants and stock options included as commons stock equivalents represent those that are vested and exercisable.

Based on the potential common stock equivalents noted above at September 30, 2021, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In September 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance by requiring recognition of credit losses when it is probable that a loss has been incurred. The new standard requires the establishment of an allowance for estimated credit losses on financial assets including trade and other receivables at each reporting date. The new standard will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which extends the effective date of Topic 326 for certain companies until fiscal years beginning after December 15, 2022. The new standard will be effective for the Company in the first quarter of fiscal year beginning October 1, 2023, and early adoption is permitted. The Company has not completed its review of the impact of this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Based on the Company’s history of immaterial credit losses from trade receivables, management does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted. We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At September 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three and nine months ended September 30, 2021 and 2020, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated
Type	September 30, 2021	December 31, 2020	Useful Lives (Years)

Computer equipment and software	$283,485	$273,256	3 - 5
Furniture and fixtures	82,752	47,526	5 - 7
Leasehold improvements	1,789	21,512	15
	368,026	342,294
Less: accumulated depreciation	(150,956)	(105,484)
Property and equipment - net	$217,070	$236,810

Depreciation expense for the three months ended September 30, 2021 and 2020 was $17,756 and $17,911, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $50,491 (including $5,019 of depreciation from TW prior to deconsolidation) and $48,892, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the deconsolidation of TW, the Company disposed of property and equipment with a net carrying amount of $20,645.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	September 30, 2021	December 31, 2020	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(2,156,659)	(1,627,778)
Intangibles - net	$3,596,861	$4,125,742

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

Amortization expense for the three months ended September 30, 2021 and 2020, was $163,377 and $277,094, respectively.

Amortization expense for the nine months ended September 30, 2021 and 2020, was $528,881 and $831,281, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Year Ended December 31, 2021:

2021 (3 months)	$163,377
2022	$653,508
2023	$653,508
2024	$653,508
2025	$653,508
Thereafter	819,452
Total	$3,596,861

Note 5 – Debt

The following represents a summary of the Company’s notes payable – SBA government, loans payable – related parties, notes payable and convertible notes, key terms, and outstanding balances at September 30, 2021 and December 31, 2020, respectively:

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

SEPTEMBER 30, 2021

(2) Economic Injury Disaster Loan (“EIDL”)

This program was made available to eligible borrowers in light of the impact of the COVID-19 pandemic and the negative economic impact on the Company’s business. Proceeds from the EIDL are to be used for working capital purposes.

Installment payments, including principal and interest, are due monthly (beginning twelve (12) months from the date of the promissory note) in amounts ranging from $109 - $751/month. The balance of principal and interest is payable over the next thirty (30) years from the date of the promissory note. There are no penalties for prepayment. Based upon guidance issued by the SBA on June19, 2020, the EIDL Loan is not required to be refinanced by the PPP loan.

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

						Total

Principal	$498,082	$150,000	$486,600		$518,167	$1,652,849

Balance - December 31, 2019	-	-	-		-	-
Gross proceeds	498,082	150,000	486,600		-	1,134,682
Balance - December 31, 2020	498,082	150,000	486,600		-	1,134,682
Gross proceeds	-	-	-		518,167	518,167
Deconsolidation of subsidiary (“TW”)	-	-	(150,000	)*	-	(150,000)
Repayments	-	(1,040)	(2,385)		-	(3,425)
Balance - September 30, 2021	$498,082	$148,960	$334,215		$518,167	$1,499,424

*	In connection with the deconsolidation of TW, $150,000 was assumed by the buyer.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Notes Payable – Related Parties

	1	2
	Note Payable	Note Payable
Terms	Related Party	Related Party

Issuance dates of notes	Various	May 2020/January 2021
Maturity date	June 30, 2022 or January 1, 2023 due on demand	March 2021 and due on demand
Interest rate	10%	15%
Collateral	Unsecured	Unsecured
Conversion price	N/A	N/A

			Total	In-Default

Balance - December 31, 2019	2,205,440	-	2,205,440	$-
Gross proceeds	1,136,500	147,500	1,284,000
Balance - December 31, 2020	3,341,940	147,500	3,489,440	-
Gross proceeds	3,625,000	63,000	3,688,000
Repayments	-	(163,000)	(163,000)
Balance - September 30, 2021	$6,966,940	$47,500	$7,014,440	$-

1	Activity is with the Company’s Chief Executive Officer and Board Director (Kevin Brian Cox). Prior to September 30, 2021, these notes were either due on demand or had a specific due date. Additionally, these advances had interest rates from 6%-15%. On September 30, 2021, all notes and related accrued interest were combined into two (2) new notes. The new notes had due dates of June 30, 2022 or January 1, 2023. All notes bear interest at 10%.

2	Activity is with the Company’s President, Chief Operating Officer and Board Director (Anthony Nuzzo). In 2021, the Company received advances of $63,000 in the quarter ended March 31, 2021, which were repaid in the quarter ended March 31, 2021 (this related to the January 2021 note). The remaining outstanding amount of $47,500 is due on demand.

On November 4, 2021, the Company’s Chief Executive Officer converted notes totaling $2,415,560 into 561,758 shares of common stock, having a fair value of $1,808,861 ($3.22/share), based upon the quoted closing trading price. As a result of the debt conversion, the Company recognized a gain on debt extinguishment of $605,699. However, since this is a related party transaction, accordingly no gain can be recognized, resulting in an increase to additional paid-in capital.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Notes Payable

Terms	Note	Note	Note	Notes

Issuance dates of notes	2016	2016	November 4, 2019	August/September 2021
Maturity date	2016	2017	November 3, 2020	August/September 2022
Interest rate	5%	10%	18%	10%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A
Warrants issued as discount	N/A	N/A	N/A	2,406,250

						Total	In-Default

Principal	$485,000	$27,500	$250,000	$853,386	*	$1,615,886

Balance - December 31, 2019	485,000	27,500	223,672	-		736,172	$512,500
Amortization of debt discount	-	-	26,328	-		26,328
Repayments	(485,000)	(27,500)	-	-		(512,500)
Balance - December 31, 2020	-	-	250,000	-		250,000	250,000
Gross proceeds	-	-	-	853,386		853,386
Debt discount	-	-	-	(265,268	)**	(265,268)
Amortization of debt discount	-	-	-	5,087		5,087
Repayments	-	-	(250,000)	-		(250,000)
Balance - September 30, 2021	$-	$-	$-	$593,205		$593,205	$-

*	In the event of default, notes with principal totaling $386,000 are convertible at 75% of the market price based upon the VWAP in preceding 10 days.
**	Debt discount on notes totaling $386,000 includes original issue discounts of $36,000 and debt discounts associated with warrants totaling $229,268.

Subsequent to September 30, 2021, the Company repaid $386,000 and related accrued interest of $5,016. At this time the remaining debt discount was fully amortized to interest expense.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Convertible Notes Payable – Net

Terms	Notes Payable	Notes Payable	Notes Payable

Issuance dates of notes	2019 and Prior	February 2020 - December 2020	January 2021 - March 2021
Maturity date	2020	February 2021 - September 2021	May 2021 - March 2022
Interest rate	14%	10% - 14%	5% - 12%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	A	A	B

					Total	In-Default

Principal	$-	$2,347,000		$2,550,000	$4,897,000

Balance - December 31, 2019	$4,436,684	$-		$-	$4,436,684	$-
Gross proceeds	-	2,347,000		-	2,347,000
Debt discount	-	(2,347,000)		-	(2,347,000)
Amortization of debt discount	161,217	1,829,219		-	1,990,436
Repayments - cash	(438,698)	(130,061)		-	(568,759)
Repayments - common stock	(4,159,203)	(182,988)		-	(4,342,191)
Balance - December 31, 2020	-	1,516,170		-	1,516,170	-
Gross proceeds	-	-		2,550,000	2,550,000
Debt discount	-	-		(2,460,829)	(2,460,829)
Amortization of debt discount	-	517,781		1,458,912	1,976,693
Repayments - cash	-	(1,132,170)		(250,000)	(1,382,170)
Repayments - common stock	-	(978,728)		-	(978,728)
Reclassified to receivable	-	76,947	C	-	76,947
Balance - September 30, 2021	$-	$-		$1,298,083	$1,298,083	$-

A	- Convertible at 65% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

B	- Convertible at 70% - 75% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

C	- During 2021, the Company overpaid a note holder by $76,947 when settling the outstanding balance. This overpayment had been recorded as a receivable and was repaid in full in April 2021.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Line of Credit

The Company had a $1,000,000 line of credit with a bank, bearing interest at 6%, which was due in April 2021. The line of credit was secured by all of the Company’s assets and was personally guaranteed by the owner of the majority of the Company’s voting shares. The balance at September 30, 2021 and December 31, 2020 was $0 and $912,870. In connection with the deconsolidation of TW in May 2021, the buyer assumed the line of credit.

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

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option liabilities with the following inputs:

	September 30, 2021	December 31, 2020
Expected term (years)	0.20 - 1 year	0.75 years
Expected volatility	143% - 291%	96% - 132%
Expected dividends	0%	0%
Risk free interest rate	0.03% - 0.09%	0.08% - 1.51%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at September 30, 2021 and December 31, 2020:

Derivative liability - December 31, 2019	$190,846
Fair value at commitment date	2,024,191
Fair value mark to market adjustment	(577,936)
Gain on derivative liability upon related debt settled	(279,573)
Derivative liability - December 31, 2020	1,357,528
Fair value at commitment date	1,877,251
Fair value mark to market adjustment	(746,896)
Gain on derivative liability upon related debt settled	(920,375)
Derivative liability - September 30, 2021	$1,567,508

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the three months ended September 30, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of (202,784) and $212,851, respectively.

During the nine months ended September 30, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of $746,896 and $405,413, respectively.

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

For the three months ended September 30, 2021 and 2020, the Company recorded a derivative expense of $0 and $33,239, respectively.

For the nine months ended September 30, 2021 and 2020, the Company recorded a derivative expense of $1,775,057 and $529,294, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liabilities	$1,567,508	$-	$-	$1,567,508

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$1,357,528	$-	$-	$1,357,528

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

SEPTEMBER 30, 2021

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021 and December 31, 2020, respectively, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2021 and December 31, 2020, respectively:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Operating Leases	$140,464	$248,677
Interest on lease liabilities	31,898	44,237
Total net lease cost	$172,362	$292,914

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020

Operating leases

Operating lease ROU assets - net	$522,072	$368,638

Operating lease liabilities - current	$68,303	$210,556
Operating lease liabilities - non-current	447,002	155,167
Total operating lease liabilities	$515,305	$365,723

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$117,357	$150,145

ROU assets obtained in exchange for lease liabilities
Operating leases	$515,848	$355,203

Weighted average remaining lease term (in years)
Operating leases	8.19	2.03

Weighted average discount rate
Operating leases	5%	11%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Future minimum lease payments at December 31,

2021 (3 months remaining)	$27,841
2022	78,750
2023	60,294
2024	61,876
2025	63,460
Thereafter	350,269
Total lease payments	642,490
Less: amount representing interest	(127,185)
Total lease obligations	$515,305

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

On January 15, 2020, the Company and Carter Matzinger (a member of the Company’s Board of Directors) (collectively, the “Surge Party”), and the former owners of the Company’s wholly owned subsidiary, DigitizeIQ, LLC (collectively, the “DigitizeIQ Party” and, together with the Surge Party, the “Parties”), entered into a settlement agreement (the “DigitizeIQ Settlement Agreement”) to settle any claims the Parties may have had against each other. The parties made claims against each other with regard to alleged breaches of an Exchange Agreement, a Non-Compete Agreement, and promissory notes issued by the Company to the DigitizeIQ Party (the “DigitizeIQ Promissory Notes”). Pursuant to the DigitizeIQ Settlement Agreement, the Parties, in addition to releasing all claims against each other, agreed to cooperate to ensure the complete transfer and assignment of the domain “digitizeiq.com” to the Company and agreed that the DigitizeIQ Promissory Notes are deemed terminated. As a result of the DigitizeIQ Promissory Notes being terminated, the Company reduced its liabilities by approximately $580,000.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On March 4, 2021, Glen Eagles Acquisition LP (“Glen Eagles”) demanded payment of either $1,000,000 cash or $2,500,000 worth of Surge’s common stock based on false allegations of impropriety. In sum, Glen Eagles contended that Surge had diluted its shares and denied Glen Eagles the benefit of its June 2020 stock exchange transaction with Surge. At the time of Glen Eagles’ demand to Surge, however, Surge’s stock price was comparable to and even greater than its price at the time of the June 2020 exchange transaction. On March 16, 2021, Surge filed suit against Glen Eagles, seeking declaratory relief and alleging Glen Eagles breached the implied covenant of good faith and fair dealing inherent in the June 2020 exchange agreement by demanding additional payment. On April 19, 2021, Glen Eagles filed an answer and a counterclaim against Surge and its Chief Executive Officer, Brian Cox, alleging claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, fraudulent concealment, and seeking the appointment of a receiver. Chief Executive Officer Brian Cox has not yet been served with this counterclaim and Surge is preparing its response to the counterclaim, which will incorporate a denial of these allegations. Pretrial scheduling is for June 2022. At this time, the outcome of this litigation is not able to be determined by management due to the timing of the litigation and discovery not having commenced. The Company is currently trying to settle this matter.

Crystal Chapman, on behalf of herself and others similarly situated, Plaintiff versus SurgePays, Inc., Defendant; U.S. District Court for the Northern District of Illinoi, Case No.: 1:21-cv-04272.

On August 11, 2021, the plaintiffs filed a lawsuit alleging violations of the Telephone Consumer Protection Act as a putative class action. The plaintiffs are seeking unspecified damages and an order enjoining the Company or their agents from making autodialed calls. The case alleges contact to consumer(s) whose telephone numbers are on the Federal Do Not Call list, without their consent. There are no other counts under the TCPA or any other statute or tort. The Company vigorously disputes the allegations in this complaint as the Company only contacts consumers who have provided express written consent to be contacted. The Company believes it uses the leading software in the industry for lead verification and believes it can prove consent for all called parties. Although it is anticipated that this case will result in an individual settlement, the Company cannot predict the outcome of this case at this time.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 9 – Stockholders’ Deficit

At September 30, 2021, and prior to the conversions noted below, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	100,000,000 shares authorized
-	13,000,000 issued and outstanding
-	Par value - $0.001
-	Voting at 10 votes per share (130,000,000 votes)
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion into 1/10 of a share of common stock for each share held (1,300,000 common stock equivalents)

Series C, Convertible Preferred Stock

-	1,000,000 shares authorized
-	721,598 issued and outstanding
-	Par value - $0.001
-	Voting at 250 votes per share (180,399,500 votes)
-	Ranks junior to any other class of preferred stock
-	Dividends – equal to the per share amount (as converted basis) as the common stockholders should the Board of Directors declare a dividend
-	Liquidation preference – original issue price plus any declared yet unpaid accrued dividends
-	Rights of redemption - none
-	Conversion into 250 shares of common stock for each share held (180,399,500 common stock equivalents)
In October 2021, prior to the reverse stock split, all Series C stockholders representing 721,598 shares issued and outstanding agreed to convert their holdings into common stock. The conversion was based upon the expected 1 for 50 reverse stock split which occurred on November 2, 2021. As a result of the conversion, the Company issued 3,607,980 shares of common stock. The net effect on equity was $0.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Equity Transactions for the Nine Months Ended September 30, 2021

Reverse Stock Split

On November 2, 2021, the Company effected a 1 for 50 reverse stock split. All share and per share amounts have been retroactively restated to the earliest period presented.

Stock Issued for Cash

The Company issued 260,000 shares of common stock for $1,510,000 ($5 -$8/share).

Stock Issued for Services

The Company issued 9,991 shares of common stock for services rendered, having a fair value of $79,505 ($5 - $14.05/share), based upon the quoted closing trading price.

Exercise of Warrants

The Company issued 2,133 shares of common stock in connection with a cashless exercise of warrants. The transaction had a net effect of $0 on stockholders’ deficit.

Stock Issued as Debt Discount

The Company issued 18,000 shares of common stock in connection with the issuance of debt, having a fair value of $2,038,635 ($5.35/share), based upon the quoted closing trading price.

Warrants Issued as a Debt Discount

The Company issued 2,406,250 three (3) year warrants, having an exercise price of $8/share, with notes totaling $386,000, resulting in a debt discount of $265,268. The notes had an original issue discount of $36,000 as well as warrants that were accounted for at fair value totaling $229,268.

Fair value of the warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	118%
Expected dividends	0%
Risk free interest rate	0.53%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Conversion of Debt

The Company issued 147,916 shares of common stock in connection with the conversion of convertible debt, having a fair value of $948,002 ($3.40 - $10.40/share), based upon the quoted closing trading price.

Make-whole Arrangement

The Company issued 15,147 shares of common stock to debt holders that were entitled to shares upon the settlement of debt and related accrued interest. The shares had a fair value of $90,401 ($5.60 - $6/share), based upon the quoted closing trading price.

Stock Issued for Debt Modification

The Company issued 13,916 shares of common stock in connection with the modification of debt arrangements. The shares had a fair value of $108,931 ($5.60 - $8/share), based upon the quoted closing trading price.

Stock Issued in Settlement of Liabilities

The Company issued 276,702 shares of common stock to various vendors and debt holders to settle accounts payable, debt and derivative liabilities. The shares had a fair value of $1,879,785 ($4.50 - $13.50/share), based upon the quoted closing trading price. In connection with these debt settlements, the Company recorded a gain of $979,469.

Stock Issued in Acquisition of Membership Interest in ECS

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfrey’s. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 10,000 shares of the Company’s Common Stock. In addition, the agreements called for 500 shares of Common Stock to be issued to the Winfrey’s on a monthly basis over a 12-month period. During the three months ended March 31, 2021, the Company issued 2,000 shares of Common Stock in full settlement of the agreements. The shares had a fair value of $17,900 ($8.95/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Stock Options

Stock option transactions under the Company’s Plan for the nine months ended September 30, 2021 and the year ended December 31, 2020 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2019	-	$-	0.00	$-	$-
Exercisable - December 31, 2019	-	$-	0.00	$-	$-
Granted	17,004	$16.00	7.00	$-	$8.75
Exercised	-	$-		$-
Cancelled/Forfeited	-	$-		$-
Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	0.00	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-

Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	0.00	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - September 30, 2021	17,004	$16.00	5.42	$-	$-
Vested and Exercisable - September 30, 2021	3,401	$16.00	5.42	$-	$-
Unvested and non-exercisable - September 30, 2021	13,603	$16.00	5.42	$-	$-

Compensation expense recorded for stock-based compensation is as follows for the nine months ended September 30, 2021 and 2020, respectively:

Nine Months Ended
September 30, 2021	September 30, 2020

$27,880	$21,685

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

As of September 30, 2021, compensation cost related to the unvested options not yet recognized was as follows:

Compensation expense	$89,837

Weighted average period in which compensation will vest (years)	2.42

The unvested stock option expense is expected to be recognized through March 2024.

Warrants

Warrant activity for the Nine Months Ended September 30, 2021 and the Year Ended December 31, 2020 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2019	136,993	$35.50	1.98	$-
Granted	62,325	$26.50	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(5,000)	$40.00	-	-
Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Exercisable - December 31, 2020	194,317	$32.50	1.52	$-

Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Exercisable - December 31, 2020	194,317	$32.50	1.52	$-
Granted	326,075	$8.13	-	-
Exercised	(2,133)	12.50	-	-
Cancelled/Forfeited	(44,650)	$23.49	-	-
Outstanding - September 30, 2021	473,609	$16.68	3.21	$-
Exercisable - September 30, 2021	473,609	$16.68	3.21	$-

During 2021, the Company granted 277,950 warrants to convertible note holders and additional 48,125 warrants to note holders. These warrants were exercisable upon grant, had expiration dates ranging from 3 – 5 years, and an exercise price of $8/share.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Note 10 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and nine months ended September 30, 2021 and 2020, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Surge Blockchain & Other	$1,283,433	$125,762	$1,364,351	$671,931
LogicsIQ	7,453,036	3,718,593	15,350,491	13,626,638
TW	-	680,205	1,157,981	1,725,053
ECS	5,801,884	8,277,612	19,032,550	27,081,145
Total	$14,538,353	$12,802,172	$36,905,373	$43,104,767

Cost of revenues
Surge Blockchain & Other	$1,202,699	$142,469	$1,212,334	$817,454
LogicsIQ	5,827,856	2,775,889	12,628,669	10,419,011
TW	-	270,613	306,062	1,750,454
ECS	5,604,316	8,027,215	18,397,554	26,435,857
Total	$12,634,871	$11,216,186	$32,544,619	$39,422,776

Operating expenses
Surge Blockchain & Other	$1,282,709	$2,058,761	$4,973,867	$7,175,767
LogicsIQ	646,511	820,019	1,604,073	3,018,200
TW	61,458	(16,940)	615,013	708,080
ECS	288,696	349,070	1,061,490	1,112,569
Total	$2,279,374	$3,210,910	$8,254,443	$12,014,616

Operating income (loss)
Surge Blockchain & Other	$(1,201,975)	$(2,075,469)	$(4,821,850)	$(7,321,290)
LogicsIQ	978,669	122,685	1,117,749	189,427
TW	(61,458)	426,532	236,906	(733,481)
ECS	(91,128)	(98,672)	(426,494)	(467,281)
Total	$(375,892)	$(1,624,924)	$(3,893,689)	$(8,332,625)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

	September 30, 2021	December 31, 2020

Total Assets
Surge Blockchain & Other	$2,763,299	$911,316
LogicsIQ	1,779,572	1,079,806
TW	-	515,592
ECS	4,088,088	4,818,357
Total	$8,630,959	$7,325,071

Total Liabilities
Surge Blockchain & Other	$17,122,811	$10,922,205
LogicsIQ	2,036,130	2,440,888
TW	-	4,301,249
ECS	17,923	386,695
Total	$19,176,864	$18,051,037

Note 11 – Subsequent Events

Centercom Accounts Payable Forgiveness

On October 5, 2021, CenterCom, an entity that is 40% owned by SurgePays and 50% owned by Mr. Nuzzo, a director and officer of SurgePays, forgave $429,010 of accounts payable owed by SurgePays to CenterCom. As a result of this debt forgiveness, occurring with a related party, accordingly, there is no gain that is recorded, the Company has increased additional paid in capital.

Notes Payable

Subsequent to September 30, 2021, the Company issued three (3) notes totaling $715,000. The notes were issued with original issue discounts totaling $65,000, resulting in net proceeds of $650,000. The notes are due one (1) year from issuance and are unsecured. The notes were issued with 3,540,750 three (3) year warrants at an exercise price of $8/share. In the event of default, two (2) of the notes contain a conversion right whereby the notes are convertible at 75% of the market price based upon the VWAP in preceding 10 days. All notes and related accrued interest are required to be repaid upon an uplist to NASDAQ or another senior exchange.

Subsequent to September 30, 2021, the Company repaid $715,000 and related accrued interest of $6,148. At this time the remaining debt discount was fully amortized to interest expense.

NASDAQ Listing

On November 2, 2021, the Company’s common stock and warrants started trading on the Nasdaq Capital Market under the symbols SURG and SURGW, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Stock and Warrants Issued for Cash

On November 4, 2021, the Company issued 4,600,000 units consisting of one share of common stock and one warrant and 690,000 over-allotment warrants. The units were sold at $4.30 per unit for gross proceeds of $19,786,900 ($19,780,000 from the sale of 4,600,000 units at $4.30 and $6,900 from the sale of 690,000 over-allotment warrants at $0.01). The warrants are exercisable immediately at $4.73/share and expire three (3) years from the issuance date.

In connection with the offering, the Company incurred direct offering costs of $2,042,952 which will be charged to additional paid-in capital. Net proceeds were $17,743,948.

In connection with this offering, the underwriter was granted a 45-day option to purchase an additional 690,000 shares of common stock and/or up to an additional 690,000 warrants solely to cover over-allotments, at the public offering price per share of common stock and per warrant, less underwriting discounts. The Company received proceeds of $6,900 from the exercise of these 690,000 warrants at $0.01(see above). The underwriter still has the option to purchase an additional 690,000 shares of common stock at $4.30.

On November 4, 2021, the Company issued 230,000 five (5) year warrants to the underwriters. These warrants are exercisable beginning May 1, 2022 until November 1, 2026. The exercise price is $4.73/share.

Warrant Repricing

In connection with the reverse 1 for 50 reverse stock split, all warrants were subject to repricing.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2021 and 2020 and for the three and nine months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

SurgePays Blockchain Software

SurgePays Blockchain Software is a multi-purpose fintech platform utilized by more than 8,000 store owners nationwide to offer a complete suite of financial products to their underbanked customers. These services include adding real-time credit to prepaid wireless accounts, activating gift cards, loading Visa debit cards, payments and other financial transactions for the underbanked. All these services are bundled on a single software interface which conveniently allows the store clerk to perform these financial service processes for the customer at the register while checking out. Retail locations transacting on the SurgePays platform generally include independently owned convenience stores, bodegas, minimarts, tiendas and other general purpose retail corner stores.

The SurgePays platform engages store owners uniquely in that the owner makes transactional profit while providing essential financial services to these underserved customers. This relationship presents SurgePays an opportunity to capitalize by offering the store owner other wholesale products commonly found in these same types of stores, by utilizing the same platform interface to develop other product sales modules.

The SurgePays Direct Store Delivery (DSD) module is unique by utilizing one touch ordering and cost saving efficiencies of e-commerce to provide our stores as many commonly sold consumable products at a lower cost than traditional distributors. These products include herbal stimulants, energy shots, dry foods, hemp and CBD products, communication accessories, PPP products, bagged snacks and food items, and many other novelties. Point and click orders for products are instantly sent to the manufacturer for delivery direct to the store without SurgePays every having to take possession of the inventory. SurgePays wholesale model is essentially an e-commerce storefront that offers products direct from manufactures. The goal of the SurgePays Portal is to leverage the competitive advantage and efficiencies of direct e-commerce to provide as many commonly sold consumable products as possible to convenience stores, all through one convenient wholesale e-commerce platform.

SurgePhone Wireless and LocoRabbit Wireless

SurgePhone Wireless is a mobile virtual network operator (MVNO) and operates both the SurgePhone wireless and Loco Rabbit wireless brands. SurgePhone Wireless is certified by the FCC to provide wireless services to qualifying customers under the Emergency Broadband Benefit Program (EBB) where the government will pay 100% of the qualifying customers LTE data usage month over month. The EBB Program provides SurgePhone up to a $90 reimbursement for the cost of each tablet distributed and a $50 per customer, per month (i.e., recurring) subsidy for data services.

LocoRabbit Wireless offers prepaid wireless plans with talk, text, and 4G LTE data at prices that are lower than direct competitors. Available nationwide, LocoRabbit Wireless is sold online and by a nationwide network of convenience stores, gas stations, mini-marts, bodegas and tiendas connected to the SurgePays software platform. Due to our wireless payment platform, SurgePays is able to exclusively offer an industry high commission to the retailer for top-ups paid monthly at the client’s store.

Centercom

On January 17, 2019, we announced the completion of an agreement to acquire a 40% equity ownership of Centercom Global, S.A. de C.V. (“Centercom”). Centercom is a dynamic operations center currently providing sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Our Centercom team is based in El Salvador. Anthony N. Nuzzo, a director and officer and the holder (as of November 11, 2021) of approximately 2.8% of our voting equity has a controlling interest in Centercom Global. Centercom also provides call center support for various third-party clients.

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

Electronic Check Services (ECS)

All ECS branding, software, equipment, support and functions has now been converted to the SurgePays fintech brand. ECS has been a financial technology tech and wireless top-up platform for over 15 years. On October 1, 2019, we acquired ECS primarily for the favorable ACH banking relationship; a fintech transactions platform processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The goal was to incorporate our blockchain components into the existing ECS network and to rebrand and incorporate into the SurgePays platform. After significant development and integration, we believe the ECS platform has been successfully merged into the SurgePays platform with secure ledger data backups and will continue to serve as the proven backbone for wireless top-up transactions and wireless product aggregation.

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

LogicsIQ

LogicsIQ, Inc. is wholly owned and independently operating subsidiary that is an enterprise software company providing marketing business intelligence (BI), mass tort legal action client generation, case load management solutions, and vertically integrated services specifically targeted for the 150,000+ law firms in the U.S.

LogicsIQ products and services:

●	Intake Logics: Intake Logics is our proprietary cloud-based customer relationship management (CRM) software built on our years of data tracking and analysis to deliver optimal results

●	LogicsIQ Services: Our services to our clients include tech support, marketing, intake solutions, and customer service

●

Marketing Capabilities: We attract consumers at scale with our proprietary media buying strategies and partners that generate, on average, 80,000 leads and thousands of retainers for our clients that can subsequently run more cost-effective mass tort campaigns

●	SaaS Service: Driven to expand revenue and market share, we have developed an internal case load management platform Software as a Service (SaaS) which is customized for law firms of any size and licensed on a subscription basis

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At September 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three and nine months ended September 30, 2021 and 2020, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the three months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Revenue	$14,538,353	$12,802,172
Cost of revenue (exclusive of depreciation and amortization)	12,634,871	11,216,186
General and administrative expenses	2,279,374	3,210,910
Loss from operations	$(375,892)	$(1,624,924)

Revenue increased $1,736,181 (14%) primarily as a result of an increases in revenue for: Surge Blockchain of $1,157,651 and LogicsIQ of $3,734,444 offset by a decrease in ECS of $2,475,729. Loss from operations decreased $1,249,032 (77%) primarily as a result of an increase in operating income in Surge Blockchain and LogicsIQ.

General and administrative expenses during the three months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Depreciation and amortization	$181,144	$306,341
Selling, general and administration	2,098,230	2,904,569
Total	$2,279,374	$3,210,910

Depreciation and amortization decreased $125,197 primarily as a result of fully depreciated assets.

Selling, general and administrative expenses during the three months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Contractors and consultants	$492,245	$802,193
Professional services	224,625	162,347
Compensation	935,343	1,143,380
Webhosting/internet	81,016	172,155
Advertising and marketing	76,413	63,336
Other	288,588	561,158
Total	$2,098,230	$2,904,569

Selling, general and administrative costs (S, G & A) decreased by $806,339 (28%). The detail changes are discussed below:

*	Contractors and consultants decreased to $492,245 in 2021 from $802,193 in 2020 primarily due to a decrease in IT consultants.
*	Professional services increased from $162,347 in 2020 to $224,625 in 2021 primarily as a result of a reversal of outsourced management fees recorded in the third quarter of 2020 to eliminate the year-to-date total. Outsourced management fees expired at the end of 2020.

*	Compensation decreased from $1,143,380 in 2020 to $935,343 in 2021 primarily as a result of the decrease in direct payroll as a result of the elimination of certain positions as a result of COVID-19.
*	Webhosting/internet costs decreased to $81,016 in 2021 from $172,155 in 2020.

*	Advertising and marketing costs increased to $76,413 in 2021 from $63,336 in 2020 primarily due to the Company implementing new advertising and marketing campaigns.
*	Other costs decreased to $288,588 in 2021 from $561,158 in 2020 primarily due to the following decreases period over period:

●	Building expenses decreased by $67,413
●	insurance expense decreased by $39,068
●	other operating expense decreased by $89,905

Other (expense) income during the three months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Interest, net	$(1,236,778)	$(1,164,409)
Change in fair value of derivative liability	(202,784)	212,851
Derivative expense	-	(33,239)
Gain on equity investment in Centercom	21,072	107,649
Gain (loss) on settlement of liabilities	136,487	-
Total Other (expense) income	$(1,282,003)	$(877,148)

Interest expense decreased due to a reclass of expense from interest expense to derivative expense to accurately reflect certain embedded features within the borrowings of the Company.

The gain on equity investment in Centercom of $21,072 in 2021 compared to an equity gain of $107,649 in 2020.

During the three months ended September 30, 2021, the Company settled outstanding liabilities through the issuance of 875,000 shares of Common Stock and recorded a gain on settlement of $623,013. During the three months ended September 30, 2020, the Company settled outstanding liabilities and recorded a gain on settlement of $78,392.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At September 30, 2021 and December 31, 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three and nine months ended September 30, 2021 and 2020, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the nine months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Revenue	$36,905,373	$43,104,767
Cost of revenue	32,544,619	39,422,776
General and administrative expenses	8,254,443	12,014,616
Loss from operations	$(3,893,689)	$(8,332,625)

Revenue decreased $6,199,394 (14%) primarily as a result of a decreases in revenue for: ECS of $8,048,595 and True Wireless of $567,072, offset by increases in LogicsIQ of $1,723,853, and Surge Blockchain of $692,420. Loss from operations decreased $4,438,936 primarily as a result of an increase in operating profit in Surge Blockchain and LogicsIQ.

Costs and expenses during the nine months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Depreciation and amortization	$579,384	$874,377
Selling, general and administration	7,675,059	11,140,239
Total	$8,254,443	$12,014,616

Depreciation and amortization decreased $294,994 primarily as a result of fully depreciated assets.

Selling, general and administrative expenses during the nine months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Contractors and consultants	$1,582,562	$1,899,408
Professional services	953,744	740,621
Compensation	2,855,203	2,657,875
Webhosting/internet	446,893	533,569
Advertising and marketing	638,706	211,492
Other	1,197,951	5,097,274
Total	$7,675,059	$11,140,239

Selling, general and administrative costs (S, G & A) decreased by $3,465,180 (31%). The detail changes are discussed below:

*	Contractors and consultants decreased to $1,582,562 in 2021 from $1,899,408 in 2020 primarily due to a decrease in IT consultants and outsourced management fees.

*	Professional services increased from $740,621 in 2020 to $953,744 in 2021 primarily as a result of the elimination of telecom expenses associated with True Wireless.

*	Compensation increased from $2,657,875 in 2020 to $2,855,203 in 2021 primarily as a result of the increase in direct payroll as a result of filling management positions.

*	Webhosting/internet costs decreased to 446,893 in 2021 from $533,569 in 2020.

*	Advertising and marketing costs increased to $638,706 in 2021 from $211,492 in 2020 primarily due to the Company implementing new advertising and marketing campaigns.
*	Other costs decreased to $1,197,951 in 2021 from $5,097,274 in 2020 primarily due to the one-time increase in bad debt expense of $1,633,575 in 2020.

Other (expense) income during the nine months ended September 30, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Interest, net	$(4,637,236)	$(2,348,174)
Change in fair value of derivative liability	746,896	405,413
Derivative expense	(1,775,057)	(529,294)
Gain on deconsolidation	1,895,871	-
Other	-	10,000
Gain on equity investment in Centercom	(3,556)	252,985
Gain (loss) on settlement of liabilities	979,469	2,556,979
	$(2,793,613)	$347,908

Interest expense increased to $4,637,236 in 2021 from $2,348,174 in 2020 primarily due to an increase in total borrowings.

During the nine months ended September 30, 2021, the Company identified certain embedded features within its borrowings that required the Company to classify the features as derivative liabilities. The Company recognized a change in fair value during the nine months ended September 30, 2021, of $746,896. In addition, the Company recorded a derivative expense of $1,775,057 which represents the debt discount and derivative features that exceed the face value of the notes.

The loss on equity investment in Centercom of $3,556 in 2021 compared to a gain on equity investment of $252,985 in 2020.

During the nine months ended September 30, 2021, the Company settled outstanding liabilities and recorded a gain on settlement of $979,469.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and nine months ended September 30, 2021 and 2020, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Surge Blockchain & Other	$1,283,433	$125,762	$1,364,351	$671,931
LogicsIQ	7,453,036	3,718,593	15,350,491	13,626,638
TW	-	680,205	1,157,981	1,725,053
ECS	5,801,884	8,277,612	19,032,550	27,081,145
Total	$14,538,353	$12,802,172	$36,905,373	$43,104,767

Cost of revenues
Surge Blockchain & Other	$1,202,699	$142,469	$1,212,334	$817,454
LogicsIQ	5,827,856	2,775,889	12,628,669	10,419,011
TW	-	270,613	306,062	1,750,454
ECS	5,604,316	8,027,215	18,397,554	26,435,857
Total	$12,634,871	$11,216,186	$32,544,619	$39,422,776

Operating expenses
Surge Blockchain & Other	$1,282,709	$2,058,761	$4,973,867	$7,175,767
LogicsIQ	646,511	820,019	1,604,073	3,018,200
TW	61,458	(16,940)	615,013	708,080
ECS	288,696	349,070	1,061,490	1,112,569
Total	$2,279,374	$3,210,910	$8,254,443	$12,014,616

Operating income (loss)
Surge Blockchain & Other	$(1,201,975)	$(2,075,469)	$(4,821,850)	$(7,321,290)
LogicsIQ	978,669	122,685	1,117,749	189,427
TW	(61,458)	426,532	236,906	(733,481)
ECS	(91,128)	(98,672)	(426,494)	(467,281)
Total	$(375,892)	$(1,624,924)	$(3,893,689)	$(8,332,625)

	September 30, 2021	December 31, 2020

Total Assets
Surge Blockchain & Other	$2,763,299	$911,316
LogicsIQ	1,779,572	1,079,806
TW	-	515,592
ECS	4,088,088	4,818,357
Total	$8,630,959	$7,325,071

Total Liabilities
Surge Blockchain & Other	$17,122,811	$10,922,205
LogicsIQ	2,036,130	2,440,888
TW	0	4,301,249
ECS	17,921	386,695
Total	$19,176,862	$18,051,037

SurgePhone, Blockchain and Other

The revenue for the three months ended September 30, 2021 increased by $1,157,671 or 920% as compared to the three months ended September 30, 2020. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program. This program provided $1,249,015 in new revenue for the quarter ended September 30, 2021. Operating expenses for the three months ended September 30, 2021, decreased by $776,052 from the same period ended September 30, 2020, because of a reduction in bad debt expense of $1,629,288. The operating income loss decreased from $2,075,469 as of the three months ended September 30, 2020, to $1,201,975 as of three months ended September 30, 2021.

The revenue for the nine months ended September 30, 2021 increased by $692,420 or 103% as compared to the nine months ended September 30, 2020. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program. This program provided $1,249,015 in new revenue for the quarter ended September 30, 2021. Operating expenses for the nine months ended September 30, 2021, decreased by $2,201,900 from the same period ended September 30, 2020, because of a reduction in bad debt expense of $1,629,288. The operating income loss decreased from $7,321,290 as of the nine months ended September 30, 2020, to $4,821,850 as of nine months ended September 30, 2021.

LogicsIQ

The revenue for the three months ended September 30, 2021 increased by 100% compared to the three months September 30, 2020. LogicsIQ has two main revenue streams, leads generation and retained services. The lead generation segment decreased by $1,148,938 as of the three months ended September 30, 2021 from the same period in 2020. The retained services segment increased by $4,883,382 as of the three months ended September 30, 2021 from the same period in 2020. Operating income increased to $978,669 for the three months ended September 30, 2021 compared to $122,685 for the same period in 2020.

The revenue for the nine months ended September 30, 2021 increased by 13% from the same period in 2020. The lead generation segment decreased by $3,810,059 for the nine months ended September 30, 2021 as compared to the same period in 2020. The retained services segment increased by $5,533,911 as of the nine months ended September 30, 2021 from the same period in 2020.

True Wireless (TW)

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc. (“TW”), however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive 25 payments of principal and accrued interest totaling $7,461 commencing in September 2023.

ECS

The revenue for the three months ended September 30, 2021 were $5,801,884 compared to $8,277,613 for the same period in 2020. The decrease of 30% was a result of the impact of COVID-19. The average sales per store dropped as our ability to maintain in-person contact with store personnel was limited by the national restrictions on travel during 2020 and 2021. This same impact limited the ability to add stores to our platform, thereby limiting the growth potential. Expenses and net loss were consistent period over period.

The revenue for the nine months ended September 30, 2021 were $19,032,550 compared to $27,081,145 for the same period in 2020. The decrease of 30% was a result of the impact of COVID-19. The average sales per store dropped as our ability to maintain in-person contact with store personnel was limited by the national restrictions on travel during 2020 and 2021. This same impact limited the ability to add stores to our platform, thereby limiting the growth potential. Expenses and net loss were consistent period over period.

Overall

Each segment was impacted by COVID-19 in varying degrees, however, the overall increase in revenue of $1,736,181 from 2020 to 2021 for the three months ended September 30, 2021, can be attributable to opening of some markets and the new revenue stream of the EBB program. The net operating loss improved by $1,249,032 from three months ended September 30, 2020 to the three months ended September 30, 2021.

Each segment was impacted by COVID-19 in varying degrees. It is difficult to determine an exact impact, but the majority of the decrease in revenue from $43,104,767 as of the nine months ended September 30, 2020 to $36,905,373 as of the nine months ended September 30, 2021 can be attributed to COVID-19. We believe as restrictions are lifted across the country, each segment will see revenue growth, meeting or exceeding prior levels. The net operating loss improved by $4,438,936 for the comparison of the nine months ended September 30, 2020 and 2021.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At September 30, 2021 and December 31, 2020, our current assets were $2,840,267 and $1,251,029, respectively, and our current liabilities were $11,243,497 and $15,660,748, respectively, which resulted in a working capital deficit of $8,403,230 and $14,409,719, respectively.

Total assets at September 30, 2021 and December 31, 2020 amounted to $8,630,959 and $7,325,071, respectively. At September 30, 2021, assets consisted of current assets of $2,840,267, net property and equipment of $217,070, net intangible assets of $3,596,861, goodwill of $866,782, equity investment in Centercom (related party) of $411,056, and net operating lease right of use asset of $522,073, as compared to current assets of $1,251,029, net property and equipment of $236,810, net intangible assets of $4,125,742, goodwill of $866,782, equity investment in Centercom (related party) of $414,612 and net operating lease right of use asset of $368,638 at December 31, 2020.

At September 30, 2021, our total liabilities of $19,176,864 increased $1,125,826 from $18,051,037 at December 31, 2020.

At September 30, 2021, our total stockholders’ deficit was $10,545,905 as compared to $10,725,966 at December 31, 2020. The principal reason for the increase in stockholders’ deficit was the impact of the deconsolidation of True Wireless which occurred May 7, 2021.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2021 and 2020.

	2021 (unaudited)	2020 (unaudited)

Net cash used in operating activities	$(7,144,369)	$(3,377,619)
Net cash used in investing activities	(376,712)	10,812
Net cash provided by financing activities	7,482,613	3,442,082
Net change in cash and cash equivalents	$(38,468)	$75,275

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

We believe we will continue to incur net losses and do not expect positive cash flows from operations until the 4th quarter of 2021. At that time, we believe the impact of COVID-19 will have rescinded enough to allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business. The Company will continue to fund operations until cash flow positive through the use of promissory notes, both related and non-related party. These notes made up the majority of the $7,482,613 generated by financing activities during the nine months ended September 30, 2021.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loans may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first nine (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the nine (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 17, 2020, the Company closed a $498,082 SBA guaranteed PPP loan with Bank3. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. In addition, the Company received $636,600 in several Economic Injury Disaster Loans with the Small Business Administration. These loans all carry a 3.75% interest rate payable over 30 years. First payment due 12 months from date of note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of September 30, 2021, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

The following is summary of threatened, pending, asserted or un-asserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since July 1, 2021.

1. Global Reconnect, LLC and Terracom, Inc. v. Jonathan Coffman, Jerry Carroll, True Wireless, & Surge Holdings: In the Chancery Court of Hamilton County, TN, Docket # 20-00058, filed on Jan 21, 2020.

On January 21, 2020, a complaint was filed related to a noncompetition dispute. Terracom believes Mr. Coffman and Mr. Carroll are in violation of their non-compete agreements by working for us and True Wireless, Inc. Oklahoma and Tennessee state law does not recognize non-compete agreements and are not usually enforced in the state courts of these states, as such we believe True Wireless has a strong case against Terracom. The matter is entering the discovery process. Both Mr. Carroll and Mr. Coffman are no longer working for True Wireless in sales. Mr. Carroll is off the payroll and Mr. Coffman works for SurgePays, Inc., but not in wireless sales. The complaint requests general damages plus fees and costs for tortious interference with a business relationship in their prayer for relief. They have made no written demand for damages at this point in time. This matter is simply an anti-competitive attempt by Terracom to cause distress to True Wireless.

2. Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A:

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

3. ALTCORP TRADING, LLC, a Costa Rica limited liability company; et al, Plaintiffs, vs. Surge Holdings, Inc., a Nevada corporation; VSTOCK Transfer, LLC, a California limited liability company, et al; District Court Clark County, Nevada; Case No.: A-20-823039-B:

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

4. SurgePays, Inc., formerly named as Surge Holdings, Inc., a Nevada corporation, Plaintiff, vs. Glen Eagles Acquisition LP, a Delaware limited partnership, Defendant; District Court Clark County, Nevada; Case No.: A-21-831204-B:

On March 4, 2021, Glen Eagles Acquisition LP (“Glen Eagles”) demanded payment of either $1,000,000 cash or $2,500,000 worth of Surge’s common stock based on false allegations of impropriety. In sum, Glen Eagles contended that Surge had diluted its shares and denied Glen Eagles the benefit of its June, 2020 stock exchange transaction with Surge. At the time of Glen Eagles’ demand to Surge, however, Surge’s stock price was comparable to and even greater than its price at the time of the June 2020 exchange transaction. On March 16, 2021, Surge filed suit against Glen Eagles, seeking declaratory relief and alleging Glen Eagles breached the implied covenant of good faith and fair dealing inherent in the June, 2020 exchange agreement by demanding additional payment. On April 19, 2021, Glen Eagles filed an answer and a counterclaim against Surge and its Chief Executive Officer, Brian Cox, alleging claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, fraudulent concealment, and seeking the appointment of a receiver. The trial is tentatively scheduled to begin on June 20, 2022. The Company and Glen Eagles attended a mediation session on October 18, 2021 in an effort to settle the disputes between the parties. While settlement negotiations are ongoing, there can be no assurance that a settlement will be reached prior to the trial’s scheduled start date in June 2022.

5. Crystal Chapman, on behalf of herself and others similarly situated, Plaintiff versus SurgePays, Inc., Defendant; U.S. District Court for the Northern District of Illinois, Case No.: 1:21-cv-04272

On August 11, 2021, the plaintiffs filed a lawsuit alleging violations of the Telephone Consumer Protection Act as a putative class action. The plaintiffs are seeking unspecified damages and an order enjoining the Company or their agents from making autodialed calls. The case alleges contact to consumer(s) whose telephone numbers are on the Federal Do Not Call list, without their consent. There are no other counts under the TCPA or any other statute or tort. The Company vigorously disputes the allegations in this complaint as the Company only contacts consumers who have provided express written consent to be contacted. The Company believes it uses the leading software in the industry for lead verification and believes it can prove consent for all called parties. Although it is anticipated that this case will result in an individual settlement, the Company cannot predict the outcome of this case at this time.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2021, the Company issued the following shares not previously reported in Current Report on Form 8-K or a quarterly report on Form 10-Q. The shares were issued in reliance on the exemptions from registration under the Securities Act in Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

The Company issued 260,000 shares of common stock for $1,510,000 ($5.00 - $8.00/share).

The Company issued 2,520 shares of common stock for services rendered, having a fair value of $22,680 ($5.95 - $14.05/share), based upon the quoted closing trading price.

The Company issued 18,000 shares of common stock in connection with the issuance of debt, having a fair value of $2,038,635 ($5.35/share), based upon the quoted closing trading price.

The Company issued 132,290 shares of common stock in connection with the conversion of convertible debt, having a fair value of $858,158 ($3.40 - $10.40/share), based upon the quoted closing trading price.

The Company issued 15,146 shares of common stock to debt holders that were entitled to shares upon the settlement of debt and related accrued interest. The shares had a fair value of $90,401 ($5.60 - $6.00/share), based upon the quoted closing trading price.

The Company issued 13916 shares of common stock in connection with the modification of debt arrangements. The shares had a fair value of $108,931 ($0.5.60 - $0.8.00share), based upon the quoted closing trading price.

The Company issued 243,600 shares of common stock to various vendors and debt holders to settle accounts payable, debt and derivative liabilities. The shares had a fair value of $1,755,150 ($4.50 - $13.50/share), based upon the quoted closing trading price. In connection with these debt settlements, the Company recorded a gain of $842,982.

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfrey’s. During the three months ended March 31, 2021, the Company issued 2,000 shares of Common Stock as the last issuance pursuant to these agreements. The shares had a fair value of $17,900 ($8.95/share), based upon the quoted closing trading price.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Debt Conversion Agreement by and between the Company and SMDMM Funding, LLC, dated September 20, 2021 (included as Exhibit 10.37 in the Company’s Registration Statement on Form S-1/A filed on September 22, 2021)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.
Date: November 15, 2021
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

