Form 10-K
period 2021-12-31
SurgePays, Inc.
filed 2022-03-24
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 22, 2022 was 12,048,775 shares.

As of June 30, 2021, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $15,868,839 based on the $6.00 closing price of the registrant’s common stock, par value $0.001 per share, on that date.

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

This Annual Report also contains or may contain estimates, projections and other information concerning our industry, our business and the markets for our products, including data regarding the estimated size of those markets and their projected growth rates. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

ii

PART I

ITEM 1. BUSINESS

Business Overview

SurgePays, Inc. (“SurgePays”, “we”, “our” or “the Company”), incorporated in Nevada on August 18, 2006, is a technology and telecommunications company providing essential financial services and prepaid products to the underbanked and underserved communities.

About SurgePays, Inc.

SurgePays, Inc. is a financial technology and telecom company focused on providing essential services to the underbanked community. The Company’s blockchain fintech platform utilizes a suite of financial and prepaid products to convert corner stores into tech-hubs for underbanked neighborhoods. The Company’s telecom subsidiaries provide mobile broadband, voice and SMS text messaging to both subsidized and direct retail prepaid customers.

SurgePhone Wireless and LocoRabbit Wireless

SurgePhone, a wholly owned subsidiary of SurgePays, is a mobile virtual network operator (MVNO) company with 2 branded channels of business. SurgePhone is licensed by the U.S. Federal Communications Commission (the “FCC”) to provide subsidized mobile broadband services to consumers qualifying under the federal guidelines of the Affordable Connectivity Program (the “ACP”). The ACP (the successor program, as of March 1, 2022 to the Emergency Broadband Benefit program) provides SurgePhone up to a $100 reimbursement for the cost of each tablet device distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. SurgePhone has received approval to offer subsidized mobile broadband in these 14 states: California, Colorado, Florida, Illinois, Maryland, Mississippi, Missouri, Nevada, New Jersey, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas.

LocoRabbit is the retail pure prepaid wireless offering with talk, text, and 4G LTE data at prices that are lower than other well-known prepaid competitors. Available nationwide, LocoRabbit is sold online direct to consumers through the nationwide network of convenience stores, gas stations, mini-marts, bodegas and tiendas connected to the SurgePays software platform. The SIM kits usually hang from a peg hook on the SurgePays gift card rack. Due to owning the payment platform, SurgePays is able to exclusively offer an industry high commission to the retailer for top-ups paid monthly at the client’s store.

SurgePays Fintech (ECS Business)

We refer to the collective operations of ECS Prepaid, LLC, a Missouri limited liability company, Electronic Check Services, Inc., a Missouri corporation, and Central States Legal Services, Inc., a Missouri corporation, as “SurgePays Fintech.” This was previously referred to as the “ECS Business.”

SurgePays Fintech has been a financial technology tech and wireless top-up platform for over 15 years. Through a series of transactions between October 2019 and January 2020, we acquired the ECS Business primarily for the favorable ACH banking relationship; a fintech transactions platform processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The goal was to incorporate our blockchain components into the existing ECS Business network. As of January 1, 2021, we believe the ECS Business platform has been successfully merged into our platform with secure ledger data backups and will continue to serve as the proven backbone for wireless top-up transactions and wireless product aggregation for the SurgePays nationwide network.

Surge Blockchain

SurgePays Blockchain Software is a back-office marketplace platform offering wholesale consumable goods direct to convenience stores, bodegas, minimarts, tiendas and other corner stores who are transacting on the SurgePays Fintech platform. The wholesale e-commerce platform is easily accessed through the secure app interface – similar to a website. We believe what makes this sales platform unique is that it also offers the merchant the ability to order wholesale consumable goods at a significant discount from traditional distributors with one touch ease. We are able to sell products at a significant discount by using on demand Direct Store Delivery (DSD.) Our platform is connected directly to manufactures, who ship products direct to the store while cutting out the middleman. The goal of the SurgePays Portal is to leverage the competitive advantage and efficiencies of e-commerce to provide as many commonly sold consumable products as possible to convenience stores, corner markets, bodegas, and supermarkets while increasing profit margins for these stores. These products include herbal stimulants, energy pills and shot drinks, dry foods, communication accessories, novelties, PPP products, bagged snacks, processed meats, automotive parts and many more goods, all in one convenient wholesale e-commerce platform.

LogicsIQ, Inc.

LogicsIQ, Inc. is a software development company providing marketing business intelligence (“BI”), lead generation, and case management solutions primarily to law firms in the mass tort industry. The company’s CRM “Intake Logics” facilitates the entire life cycle of converting a potential lead into a signed retainer client integrated into the law firms case management software. Our proven strategy of delivering cost-effective retained cases to our attorney and law firm clients means those clients are better able to manage their media and advertising budgets and reach targeted audiences more quickly and effectively when utilizing our proprietary data driven analytics dashboards. Our ability to deliver transparent results has bolstered our reputation as an industry leader and solidified a solid client base.

On February 14, 2022, we confidentially submitted an amended draft registration statement on Form S-1 with the SEC relating to an initial public offering of LogicsIQ’s common stock. If, after the SEC completes its review process, and subject to market and other conditions, the registration statement is declared effective and the initial public offering closes, LogicsIQ will still remain majority owned by SurgePays.

Centercom

Since 2019, we have owned a 40% equity interest in Centercom Global, S.A. de C.V. (“Centercom”). Centercom is a bilingual operations center providing the Company with sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Centercom is based in El Salvador.

As the Company announced on March 24, 2022 via the filing of a Current Report on Form 8-K, Anthony P. Nuzzo, Jr., the Company’s President, a member of the Company’s Board of Directors (the “Board”), and the Chief Executive Officer of LogicsIQ, a subsidiary of which we own over 90%, died suddenly on March 18, 2022. The entire Company mourns this terrible loss.

Mr. Nuzzo owned 50% of Centercom.

The strategic acquisition of a bilingual operations hub has powered the Company’s rapid growth and revenue. After acquiring ownership in Centercom, SurgePays has built out the infrastructure required to scale in synergy and efficiency to support the Company’s hyper growth sales and customer growth.

Experienced Leadership Team

Our management team consists of 3 executives with over 20 years in the prepaid wireless, underbanked and convenience store distribution industry while presiding over companies with a collective revenue run of over $2 Billion. Our finance team is led by a CFO with a background in private equity backed, and publicly traded companies ranging from $100 million to over $1.3 billion in annual revenue while our software development team is led by a CTO who got his start in the early days of operating systems. We believe the combination of operating skills from our management team with the experience of successfully leading major multi-million-dollar, multinational companies give our organization a significant strength relative to most small- and medium-sized beverage companies.

Growth Strategies

We have different strategies for each of our revenue drivers:

SurgePays Fintech

●	Rollout a national sales team of in-house salespeople incentivized to add stores and sales per store.
●	Acquire other companies offering prepaid products to an existing base of convenience stores to deploy our comprehensive fintech suite to maximize the value of the existing relationships.
●	Continue to add value driven products such as digital currency to differentiate and offer a competitive advantage over single product companies.
●	Integrate with companies to activate and load value onto cards (such as mass transit loadable cards) as we continue to become a cashless society.

SurgePays Blockchain

●	Rollout a national sales team of in-house salespeople incentivized to add stores and sales per store.
●	Acquire other companies offering prepaid products to an existing base of convenience stores to deploy our comprehensive fintech suite to maximize the value of the existing relationships.
●	Integrate with more manufacturers of commonly sold consumable items to drive interest, sales and revenue.
●	Increase efforts in rural America where many distributors do not have routes to deliver affordable wholesale goods.

SurgePhone

Subsidized Mobile Broadband

●	Expand into all 50 states.
●	Enhance our offering by adding devices such as smartphones.
●	Increase the sales team nationally beyond.

Retail Prepaid Wireless

●	Leverage the volume of buying power for wholesale carrier minutes/texts/data to build market low plans to offer customers using SIM kits in convenience stores transacting on the SurgePays network.
●	Penetrate rural America where there is less competition.
●	Offer incentivized family plans to the rapidly growing base of subsidized customer households.

LogicsIQ

●	Hire regional salespeople nationwide.
●	Rollout software products in the pipeline for law firms, investment funds and hedge funds.
●	Expand target market of licensable software products to other industries beyond law firms.

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

There are many competitors in the prepaid wireless and mobile broadband industry. We feel what makes SurgePhone different is we are a grassroots company with our products placed in the neighborhood stores where the underbanked shop. We can offer wireless services, through the corner stores, at a lower price to customers since we own the transaction software processing the activations and top-ups.

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

Competitive Edge

Our competitive edge is simple: we have the ability through our software platform, along with our relationships, capacity, efficiency, economies of scale and experience necessary to bring our financial services and prepaid products to the underbanked market in an effective and efficient manner to ensure success. Our sales protocols have been tested and proven transferable from one product offering to another while ultimately improving our target stores with better pricing and more product selection.

Our strategy for increasing revenues is based on developing, maintaining, and expanding our nationwide network of retail stores. Our relationship-driven approach to selling along with providing many of the top selling c-store products at a wholesale discount greater than traditional distributors gives management confidence of continued growth into the foreseeable future.

We have established relationships with distribution companies delivering significant sales per day for our subsidized mobile broadband product. This should increase as we add more states.

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

Employees

As of March 22, 2022, our human capital resources consist of thirty-two (32) employees and approximately eight (8) independent contractors. Historically all salaries have been consolidated under SurgePays while contractor expenses are paid by the appropriate subsidiary. Since January 1, 2021, all salaries are allocated to the appropriate subsidiary.

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

Closing of Underwritten Offering, Nasdaq Listing, and Reverse Stock Split

On November 1, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”), with Maxim Group LLC (“Maxim”) who acted as the underwriter (the “Underwriter”), pursuant to which the Company agreed to sell to the Underwriter in a firm commitment underwritten public offering (the “Offering”) an aggregate of 4,600,000 units, with each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and one warrant (“Warrants”, and collectively with the Common Stock, the “Units”), each to purchase one share of Common Stock, at a public offering price of $4.30 per Unit. The Warrants included in the Units are exercisable immediately, have an exercise price of $4.73 per share, which represents 110% of the price per Unit sold in the Offering, and expire three years from the date of issuance. The Common Stock and the Warrants began trading on the Nasdaq Capital Market under the symbols SURG and SURGW, respectively, on November 2, 2021.

The Units were offered and sold to the public pursuant to the Company’s registration statement on Form S-1 (File No. 333-233726), initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), on September 12, 2019, and declared effective on November 1, 2021 (the “Initial Registration Statement”), and a registration statement relating to the Initial Registration Statement, as amended, filed on November 1, 2021 pursuant to Rule 462(b) promulgated under the Securities Act, and which became automatically effective upon filing (File No. 333-260672).

On November 4, 2021, the Company entered into a warrant agency agreement (the “Warrant Agency Agreement”) with VStock Transfer, LLC, a California corporation (“VStock”), to serve as the Company’s warrant agent for the Warrants.

The Offering closed on November 4, 2021. Upon the closing of the Offering, VStock issued the Warrants.

In this Annual Report, we refer to the Offering closing and the listing of the Common Stock and Warrants on the Nasdaq Capital Market collectively as the “Uplisting.”

On November 4, 2021, pursuant to the Underwriting Agreement, the Company issued warrants to the Underwriter to purchase up to an aggregate of 230,000 shares of Common Stock (the “Underwriter’s Warrants”). The Underwriter’s Warrants are exercisable beginning on May 1, 2022, until November 1, 2026. The initial exercise price of Representative’s Warrants is $4.73 per share, which equals 110% of the public offering price per Unit in the Offering.

In addition, on November 4, 2021, the Underwriter partially exercised its over-allotment option by purchasing additional Warrants to purchase 690,000 shares of Common Stock.

On November 1, 2021, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in connection with a 1-for-50 reverse stock split of the Company’s issued and outstanding shares of Common Stock (the “Reverse Split”). The Reverse Split became effective on November 2, 2021.

All references in this Annual Report, including in our financial statements, to our Common Stock, share data, per share data and related information has been adjusted to reflect the Reverse Split.

Corporate Information

We were previously known as North American Energy Resources, Inc. and KSIX Media Holdings, Inc. Prior to April 27, 2015, we operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, NAER. On April 27, 2015, NAER entered into a Share Exchange Agreement with KSIX Media whereby KSIX Media became a wholly-owned subsidiary of NAER and which resulted in the shareholders of KSIX Media owning approximately 90% of the voting stock of the surviving entity. While we continued the oil and gas operations of NAER following this transaction, on August 4, 2015, we changed its name to KSIX Media Holdings, Inc. On December 21, 2017, we changed its name to Surge Holdings, Inc. to better reflect the diversity of its business operations. We changed its name to SurgePays, Inc. on October 29, 2020.

Historically, we operated through these direct and indirect subsidiaries: (i) KSIX Media, Inc., incorporated in Nevada on November 5, 2014; (ii) KSIX, LLC, a Nevada limited liability company that was formed on September 14, 2011; (iii) Surge Blockchain, LLC, formerly Blvd. Media Group, LLC, a Nevada limited liability company that was formed on January 29, 2009; (iv) DigitizeIQ, LLC an Illinois limited liability company that was formed on July 23, 2014; (v) Surge Cryptocurrency Mining, Inc., formerly North American Exploration, Inc., a Nevada corporation that was incorporated on August 18, 2006 (this has been a dormant entity that does not own any assets since January 1, 2019); (vi) LogicsIQ, Inc., a Nevada corporation that was formed on October 2, 2018; (vii) True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC); (viii) Surge Payments, LLC, a Nevada limited liability company; (ix) Surgephone Wireless, LLC, a Nevada limited liability company; and (x) SurgePays Fintech, Inc., a Nevada limited liability company. On January 22, 2021, the issued and outstanding equity securities of DIQ and KSIX were transferred to LogicsIQ and became wholly-owned subsidiaries of LogicsIQ.

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc., however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive 25 payments of principal and accrued interest totaling $7,461 commencing in June 2023.

On January 30, 2020, the Company acquired ECS Prepaid, LLC, a Missouri limited liability company, Electronic Check Services, Inc., a Missouri corporation, and Central States Legal Services, Inc., a Missouri corporation.

Our executive offices are located at 3124 Brother Blvd, Suite 410, Bartlett, TN 38133, and our telephone number is (800) 760-9689. Our website is www.surgepays.com. Our website and the information contained in, or accessible through, our website will not be deemed to be incorporated by reference into this Annual Report and does not constitute part of this Annual Report.

ITEM 1A. RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

Risks Related to Government Regulation and Legal Proceedings

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

●	Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection.

●	Regulation of broadband Internet access services - On June 11, 2018, the repeal of the FCC’s “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, California and a number of other states are considering or have enacted legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations.

●	“Open Access” - we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services.

The further regulation of broadband, wireless and our other activities and any related court decisions could restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

We could be impacted by unfavorable results of legal proceedings, and may, from time to time, be involved in future litigation in which substantial monetary damages are sought.

We are currently subject to a number of litigations as described under the heading “Legal Proceedings.” In connection with certain of these litigations, we may be required to pay significant monetary damages. Defending against the current litigations is or can be time-consuming, expensive and cause diversion of our management’s attention.

In addition, we may from time to time be involved in future litigation in which substantial monetary damages are sought. Litigation claims may relate to intellectual property, contracts, employment, securities and other matters arising out of the conduct of our current and past business activities. Any claims, whether with or without merit, could be time consuming, expensive to defend and could divert management’s attention and resources. We may maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses.

With respect to any litigation, our insurance may not reimburse us, or may not be sufficient to reimburse us, for the expenses or losses we may suffer in contesting and concluding such lawsuit. The results of any future litigation or claims are inherently unpredictable and substantial litigation costs, including the substantial self-insured retention that we are required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation may have a material adverse effect on our results of operations, cash from operating activities or financial condition.

Risks Related to Our Business, Industry and Operations

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

Effects of the COVD-19 Pandemic on Our Business

Since March 2020 there has been, and there continues to be, a significant and growing volatility and uncertainty in the global economy due to the worldwide COVID-19 pandemic affecting all business sectors and industries. Broadly, negative global and national economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow.

The main specific impact of the COVID-19 pandemic on our business was on SurgePays Fintech. Its revenues went down by $10,234,095 in 2021 as compared to 2020. This was partly related to the impact of COVID-19 on SurgePays Fintech. During the economic lock-down of 2020 and 2021, the inability of our independent representatives to visit existing stores and seek out new stores, limited our revenue growth, both existing and new revenue. Combined with a shift of prepaid wireless payments at stores to subsidized wireless expansion at the federal level, resulted in the lower revenue in 2021.

At this time, we cannot accurately predict whether there will be further effects of the COVID-19 pandemic on our business.

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

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO), Kevin Brian Cox and our Chief Financial Officer (“CFO”), Anthony Evers. We do not carry key person life insurance on any of its management, which would leave us uncompensated for the loss of any of its management. The loss of the services of any of our senior management could make it more difficult to successfully operate our business and achieve our business goals. In addition, competition in our industry for senior management and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our product development capabilities and customer and employee relationships growth may be harmed and overall growth may limited.

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

Centercom, an entity that we own 40% of, operates in El Salvador. Doing business in El Salvador, and in Latin America generally, involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in El Salvador that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate in El Salvador or significantly reduce customer traffic, product demand and the expected profitability of such operations.

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

The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since our inception and have not demonstrated an ability to generate sufficient revenues from the sales of our products and services to achieve profitable operations. Our audited consolidated financial statements for the year ended December 31, 2021 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2021. We believe that we will continue to see increased revenues from the ACP that started in August of 2021 and that we will have net income in the coming months and throughout 2022 as our ACP related revenues increase.  It is the expectation that the expansion will be the catalyst in the Company no longer having a “going concern” explanation in the notes to the unaudited financial statements to be filed in one or more Quarterly Reports on Form 10-Q in calendar year 2022. There can be no assurance, however, that profitable operations could ever be achieved, or if achieved, could be sustained on a continuing basis.

Risks Related to Our Securities

Our CEO and Chairman, Kevin Brian Cox, has significant control over shareholder matters and the minority shareholders will have little or no control over our affairs.

Mr. Cox currently owns approximately 42% of our outstanding voting equity and, on a fully diluted basis, based on the conversion feature of the Series A Convertible Preferred Stock, approximately 39% of our shares outstanding. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Cox is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Cox may have interests that are different from yours. For example, Mr. Cox may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Cox could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The price of our Common Stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully implement our business objectives;

●	compliance with ongoing regulatory requirements;

●	market acceptance of our products;

●	changes in government regulations;

●	general economic conditions and other external factors including, as of March 22, 2022, the ongoing military conflict between Russia and Ukraine (which has resulted in various countries, including the U.S., Canada and the United Kingdom, as well as the European Union, issuing broad-ranging economic sanctions against Russia) may have adverse effects on regional and global economic markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and increasing the volatility of our share price;

●	actual or anticipated fluctuations in our quarterly financial and operating results; and

●	the degree of trading liquidity in our shares of Common Stock.

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

The Board has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our Common Stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our Common Stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters requiring shareholders vote and might dilute the book value of our Common Stock. You may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We presently occupy space at 3 locations: 3124 Brother Blvd, Suite 410, Bartlett, TN 38133 (this building is owned by an entity owned by Mr. Cox, our CEO and Chairman), 1375 E Woodfield Road, Schaumburg IL 60173 and1615 S Ingram Mill, Building B, Springfield, Missouri 65804.

We will acquire additional office space as needed.

ITEM 3. LEGAL PROCEEDINGS

(1)	On January 15, 2020, the Company and Carter Matzinger (formerly a member of the Board) (collectively, the “Surge Party”), and the former owners of the Company’s wholly owned subsidiary, DigitizeIQ, LLC (collectively, the “DigitizeIQ Party” and, together with the Surge Party, the “Parties”), entered into a settlement agreement (the “DigitizeIQ Settlement Agreement”) to settle any claims the Parties may have had against each other. The parties made claims against each other with regard to alleged breaches of an Exchange Agreement, a Non-Compete Agreement, and promissory notes issued by the Company to the DigitizeIQ Party (the “Digitize Promissory Notes”). Pursuant to the DigitizeIQ Settlement Agreement, the Parties, in addition to releasing all claims against each other, agreed to cooperate to ensure the complete transfer and assignment of the domain “digitizeiq.com” to the Company and agreed that the DigitizeIQ Promissory Notes are deemed terminated. As a result of the DigitizeIQ Promissory Notes being terminated, the Company reduced its liabilities by approximately $580,000.

(2)	Regulatory matter before the Corporation Commission of Oklahoma (the “OCC”): Oklahoma Corporate Commission v True Wireless: Complaint Filed Feb 14, 2020. Compliance dispute. OCC has taken issue with some subscribers outside the designated service area. Seeking fines and other penalties up to an including revocation of license. Interim recommendation by ALJ is fine and revocation of license in OK. The May 7, 2021 sale of True Wireless took place subject to settlement of this matter with the OCC. The OCC and True Wireless’ new owner have concluded a settlement of this matter on September 8, 2021.

(3)	Global Reconnect, LLC and Terracom, Inc. v. Jonathan Coffman, Jerry Carroll, True Wireless, & Surge Holdings: In the Chancery Court of Hamilton County, TN, Docket # 20-00058, Filed Jan 21, 2020. On January 21, 2020, a complaint was filed related to a noncompetition dispute. Terracom believes Mr. Coffman and Mr. Carroll are in violation of their non-compete agreements by working for us and True Wireless, Inc. Oklahoma and Tennessee state law does not recognize non-compete agreements and are not usually enforced in the state courts of these states, as such we believe True Wireless has a strong case against Terracom. The matter is entering the discovery process. Both Mr. Carroll and Mr. Coffman are no longer working for True Wireless in sales. Mr. Carroll is off the payroll and Mr. Coffman works for SurgePays, Inc., but not in wireless sales. The complaint requests general damages plus fees and costs for tortious interference with a business relationship in their prayer for relief. They have made no written demand for damages at this point in time. The Company believes this matter is simply an anti-competitive attempt by Terracom to cause distress to True Wireless.

(4)	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. Case is in discovery. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary.

(5)	On July 9, 2020, the Company entered into a settlement and release agreement with Unimax Communications, LLC (“Unimax”). The settlement is related to a complaint filed by Unimax alleging the Company is indebted pursuant to a purchase order and additional financing terms. The Company agreed to pay Unimax the total sum of $785,000 over a 24-month period. The settlement amount is included accounts payable and accrued expenses on the consolidated balance sheets. The balance was repaid in April 2021.

(6)	Glen Eagles Litigation

SurgePays, Inc., formerly named as Surge Holdings, Inc., a Nevada corporation, Plaintiff, vs. Glen Eagles Acquisition LP, a Delaware limited partnership, Defendant; District Court Clark County, Nevada; Case No.: A-21-831204-B

ALTCORP TRADING, LLC, a Costa Rica limited liability company; et al, Plaintiffs, vs. Surge Holdings, Inc., a Nevada corporation; VSTOCK Transfer, LLC, a California limited liability company, et al; District Court Clark County, Nevada; Case No.: A-20-823039-B

These two lawsuits involved AltCorp Trading, LLC, Stanley Hills, LLC, and Glen Eagles Acquisition LP (the “AltCorp Parties.”). Each of these lawsuits were ultimately disputes relating to the total consideration the Company paid to GBT Technologies, Inc. (“GBT”) to acquire all of the assets of the entities that comprise SurgePays Fintech (prior to the Company’s January 2020 acquisition of the entities themselves).

On October 18, 2021, the AltCorp Parties, GBT, and the Company entered into a non-binding Memorandum of Understanding (the “MOU”) to set up a framework for an attempt to settle the two lawsuits.

On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties, Igor 1 Corp. (an entity related to the AltCorp Parties), the Company, ECS Prepaid, LLC (“ECS LLC”), and, in his individual capacity, Kevin Brian Cox (the Company’s Chief Executive Officer), entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by the Company to GBT. This Settlement Agreement was entered into pursuant to a resolution of the Board authorizing the negotiation of and entry into of such agreement.

As part of this agreement, the Company has acquired GBT’s rights to a certain Master Distribution and Service Agreement between Interactive Communications International, Inc. and W.L. Petrey Wholesale Company, Inc., d/b/a UGO-HUB dated August 29, 2016 (the “MDA”), as amended. The MDA contains sales channel access to a variety of unique wholesale prepaid products with approximately $1,500,000 to $2,500,000 in monthly revenue. The MDA is the subject of a lawsuit between GBT and Robert Warren Jackson, RWJ Advanced Marketing LLC, and Gregory Bauer int federal district court in Nevada (the “GBT Lawsuit”).

If the result of the GBT Lawsuit is an assignment of the MDA to GBT or that GBT or an affiliate of GBT is the legal owner of the MDA, GBT or such affiliate will assign the MDA to Surge and GBT shall be entitled to receive the Escrow Amount. If the result of the GBT Lawsuit is a monetary judgment without the assignment or legal decree of ownership of the MDA, GBT shall be entitled to receive the Escrow Amount and shall assign and timely pay to the Company the first one million dollars ($1,000,000) GBT recovers from the defendants in the GBT Lawsuit. In the event that GBT does not prevail in the GBT Lawsuit then it shall be entitled to release of the Escrow Amount but shall be responsible for any fees and costs obligation sought by the defendants in the GBT Lawsuit.

The Company agreed to make total payments of four million two hundred thousand dollars ($4,200,000) to Stanley Hills, LLC on or prior to January 7, 2022. This $4.2 million amount consists of a total of four hundred fifty thousand dollars ($450,000) paid by the Company in November and December 2021, one hundred thousand dollars ($100,000) to be paid on or about January 4, 2022, and three million six hundred fifty thousand dollars ($3,650,000) to be paid on or prior to January 7, 2022 of which three hundred seventy-five thousand dollars ($375,000) will be held in escrow (the “Escrow Amount”). The last payment was made on January 7, 2022.

In addition, Igor 1 Corp. as of the Effective Date, held one hundred ten thousand (110,000) shares of the Company’s common stock that has a restrictive legend (the “Igor Shares”). The owner of Igor 1 Corp. will be responsible for and shall pay for attempting to have the restrictive legend from the Igor Shares removed (with the Company agreeing to pay seven hundred fifty dollars ($750) to help pay for the legal opinion required). If Igor 1 Corp. is unable to have the legend removed prior to January 30, 2022, the Company will pay Igor 1 Corp. five hundred thousand dollars ($500,000) within five (5) trading days to purchase the Igor Shares back and then cancel them. As of February 4, 2022 (five trading days after January 30th), the Company was not asked to pay Igor 1 Corp. any funds related to this possible share cancellation.

Glen Eagles and a related entity, as of the Effective Date, held three thousand (3,000) shares of the Company’s common stock (the “Glen Eagles Shares”). The Glen Eagles shares shall be sold on the open market within thirty (30) days following the Effective Date. If for any reason the consideration for the Glen Eagles shares is less than fifteen thousand dollars ($15,000), the Company will have the obligation to compensate Glen Eagles for the difference between the actual amount received and $15,000. Such difference shall be paid within five (5) days of Glen Eagles providing written proof of the proceeds of the sale of the Glen Eagles Shares. Glen Eagles was paid $8,552.25 on February 16, 2022 for full settlement of this difference.

The Settlement Agreement replaces all prior agreements between the parties. In addition, within three (3) trading days of the last payment related to the $4.2 million payment to Stanley Hills being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC, to which the Company owed certain indemnification obligations. The parties agreed to a full mutual release of any disputes or claims between the parties. All matters were dismissed by stipulation of the parties on January 12, 2022.

(7)	Crystal Chapman, on behalf of herself and others similarly situated, Plaintiff versus SurgePays, Inc., Defendant; U.S. District Court for the Northern District of Illinois, Case No.: 1:21-cv-04272. On August 11, 2021, the plaintiffs filed a lawsuit alleging violations of the Telephone Consumer Protection Act as a putative class action. The plaintiffs are seeking unspecified damages and an order enjoining the Company or their agents from making autodialed calls. The case alleges contact to consumer(s) whose telephone numbers are on the Federal Do Not Call list, without their consent. There are no other counts under the TCPA or any other statute or tort. The Company vigorously disputes the allegations in this complaint as the Company only contacts consumers who have provided express written consent to be contacted. The Company believes it uses the leading software in the industry for lead verification and believes it can prove consent for all called parties. This matter was resolved fully and amicably without any admission of fault. The Company paid attorney fees and an amount to Ms. Chapman that, in combination, was not material to the Company.

(8)	On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.

(9)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Mr. Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. Mr. Coffman works for SurgePays, but not in wireless sales. The matter is in the early stages of the discovery process. Mr. Coffman is no longer working for True Wireless. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. The Company believes this matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock and the Warrants began trading on the Nasdaq Capital Market under the symbols SURG and SURGW, respectively, on November 2, 2021.

As of March 22, 2022, there were approximately 430 holders of record of our Common Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on March 22, 2022 was $3.73.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our Common Stock will be at the discretion of our Board and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Preferred Stock

Series “A” Preferred Stock

The Company, pursuant to the consent of the Board of Directors filed a Certificate of Designation with the Nevada Secretary of State which designated 13,000,000 shares of the Company’s authorized preferred stock as Series “A” Preferred Stock, par value $0.001. The Series “A” Preferred Stock has the following attributes:

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

As of December 31, 2021 and 2020, there were 13,000,000 shares of Series A issued and outstanding. These shares are convertible into 1,300,000 shares of Common Stock .

While, voting rights were equal to ten shares of Common Stock for each share of Series “A” Preferred Stock held, the voting rights of the Series A were affected by the Reverse Split. The 13,000,000 Series A shares currently outstanding represent 2.6 million votes (130 million divided by 50) or 2/10s of a vote for each Series A share held.

Transfer Agent

The transfer agent of our Common Stock is VStock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Unregistered Sales of Equity Securities

We have previously disclosed in our 10-Qs and 8-Ks filed in 2021 all 2021 sales of securities without registration under the Securities Act of 1933.

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

Business Overview

We were incorporated in Nevada on August 18, 2006 and a technology and telecommunications company focused on the on underbanked and underserved communities.

SurgePhone wireless companies provide mobile broadband (internet connectivity) to low-income consumers nationwide. SurgePays Fintech platform utilizes a suite of financial and prepaid products to convert corner stores and bodegas into tech-hubs for underbanked neighborhoods. We are aggressively cornering the underbanked market directly to the consumer and in the stores they shop.

Please see the description in Item 1 of this Annual Report for a description of our SurgePhone Wireless, Surge Blockchain, SurgePays Fintech (ECS Business), LogicsIQ, and Centercom operations.

COMPARISON OF YEAR ENDED DECEMBER 31, 2021 AND 2020

Revenues during the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Revenue	$51,060,589	$54,406,788
Cost of revenue (exclusive of depreciation and amortization)	(44,890,610)	(51,938,111)
General and administrative	(12,162,547)	(12,614,345)
Loss from operations	$(5,992,568)	$(10,145,668)

Revenue decreased overall by $3,346,199 (6%) from year ended December 31, 2020 to year ended December 31, 2021. The breakout was as follows:

SurgePhone Wireless revenues (inclusive of Surge Blockchain and Other revenues as detailed in Notes 2 and 10 of the financial statements) increased by $6,686,251 related to the additional revenue stream generated by the Emergency Broadband Benefit and Affordable Connectivity programs (the “ACP”) started in August of 2021. LogicsIQ revenues increased by $1,416,641 related to the increase of focusing on the retained case revenue stream. SurgePays Fintech (ECS) revenues decreased by $10,234,095 due to Covid-19 impact and the shifting of customers to the ACP from wireless prepaid services at our stores. True Wireless revenues decreased by $1,214,996 as a result of the May 7, 2021 disposition.

Operating loss improved overall by $4,153,100 (41%) from year ended December 31, 2020 to year ended December 31, 2021, primarily as a result of an increase in operating profit of $1,785,104 in SurgePhone Wireless, , and an increase in operating profit of $636,895 in LogicsIQ, both a direct result of the increase in revenue year over year. The increase in operating profit of $1,804,224 in True Wireless was a result of the disposition of the entity.

General and administrative during the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Depreciation and amortization	$759,383	$1,173,369
Selling, general and administration	11,403,164	11,440,976
Total	$12,162,547	$12,614,345

The reduction in depreciation and amortization costs for 2021 is the result of assets becoming fully depreciated in 2020, reducing the cost in 2021 compared to 2020.

Selling, general and administrative expenses during the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Contractors and consultants	$2,284,135	$2,170,279
Professional services	1,758,055	1,043,459
Compensation	3,857,480	3,605,624
Webhosting/internet	552,455	683,276
Advertising and marketing	661,238	273,031
Bad debt expense	4,287	1,750,239
Other	2,285,514	1,915,068
Total	$11,403,164	$11,440,976

Selling, general and administrative costs (S, G & A) decreased by $37,812 (.3%). The changes are discussed below:

●	Contractors and consultants expense increased by $113,856 or 5% from $2,170,279 in 2020 to $2,284,135 in 2021.

●	Professional services increased $714,596 in 2021 primarily due to an increase in legal fees of $787,565. Legal proceedings and the Uplisting were the main reason for the increase year over year.

●	Compensation increased from $3,605,624 in 2020 to $3,857,480 in 2021 primarily as a result of the increase in staff support positions to support the expected increase in revenue during 2021 in SurgePhone Wireless and LogicsIQ.

●	Webhosting/internet costs decreased less than 19% to $552,455 in 2021 from $683,276 in 2020.

●	Advertising and marketing costs increased to $661,238 in 2021 from $273,031 in 2020 primarily due to the Company increasing the expenditures related to marketing.

●	Bad debt expense decreased to $4,257 in 2021 from $1,750,239 in 2020 primarily due to the Company’s 2020 evaluation of the receivables generated during the initial rollout of the SurgePays portal and providing an appropriate allowance for bad debts.

●	Other costs increased to $2,285,514 in 2021 from $1,915,068 in 2020 primarily due to an increase in the various insurance coverage of $380,607.

Other (expense) income during the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Interest, net	$(3,840,616)	$(4,801,520)
Change in fair value of derivative liabilities`	1,806,763	577,936
Derivative expense	(1,775,057)	(566,789)
Gain on equity investment in Centercom	28,676	210,912
Gain (loss) on settlement of liabilities	1,469,641	2,575,978
Amortization of debt discount	(3,677,121)	-
Gain on deconsolidation of True Wireless	1,895,871	-
Settlement expense	(3,750,000)	-
Warrant modification expense	(74,476)	-
Other income	377,743	10,000
Total other (expense) income	$(7,538,576)	$(575,959)

Interest expense decreased to $3,840,616 in 2021 from $4,801,520 in 2020 primarily due to the payoff of various debt instruments in 2021 as a result of the cash raised from the Uplisting.

During the years ended December 31, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of $1,806,763 and $577,936, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations. During the year ended December 31, 2021, in connection with the repayment of convertible notes which contained embedded conversion features, the related derivative liabilities ceased to exist.

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at December 31, 2021 and 2020:

Derivative liability - December 31, 2019	$190,846
Fair value at commitment date	2,024,191
Fair value mark to market adjustment	(577,936)
Gain on derivative liability upon related debt settled	(279,573)
Derivative liability - December 31, 2020	1,357,528
Fair value at commitment date	1,877,250
Fair value mark to market adjustment	(1,806,763)
Gain on derivative liability upon related debt settled	(1,428,015)
Derivative liability - December 31, 2021	$-

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

For the years ended December 31, 2021 and 2020, the Company recorded a derivative expense of $1,775,057 and $566,789, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded a gain of $1,428,015 and $279,573, respectively, related to the settlement of convertible debt which contained an embedded conversion feature and was separately bifurcated and classified as a derivative liability. The Company has recorded these gains in the accompanying consolidated statements of operations as a component of gain on settlement of liabilities.

The gain on equity investment in Centercom decreased to $28,676 in 2021 compared to $210,912 in 2020.

In connection with the Uplisting, 433,017 warrants were repriced at a lower exercise price to better reflect the current market offering. No other terms had been modified. As a result, the Company recorded a warrant modification expense of $74,476 in the accompanying consolidated statements of operations with an offsetting increase to additional paid in capital.

During 2021, the Company settled outstanding liabilities through the issuance of 17,500 shares of Common Stock and recorded a loss on settlement of $481,187. During 2020, the Company settled outstanding liabilities through the issuance of 163,000 shares of Common Stock and recorded a gain on settlement of $2,556,979.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At December 31, 2021 and 2020, our current assets were $13,892,681 and $1,251,029, respectively, and our current liabilities were $9,998,194 and $15,660,748, respectively, which resulted in a working capital surplus of $3,894,487 and working capital deficit of $14,409,719, respectively. The increase in current assets is a result of the closing of the Offering, whereby the Company issued 4,600,000 units consisting of one share of common stock and one warrant and 690,000 over-allotment warrants. The units were sold at $4.30 per unit for gross proceeds of $19,786,900 ($19,780,000 from the sale of 4,600,000 units at $4.30 and $6,900 from the sale of 690,000 over-allotment warrants at $0.01). The warrants are exercisable immediately at $4.73/share and expire three (3) years from the issuance date. The decrease in current liabilities is the result of using some of the proceeds from the November 4 transaction to pay off all outstanding derivative liabilities. In addition, notes receivable increased to $176,851 as of December 31, 2021, as a result of the disposition of True Wireless.

Total assets at December 31, 2021 and 2020 amounted to $19,500,202 and $7,325,071, respectively. The increase in total assets is a result of the closing of the Offering. The units were sold at $4.30 per unit for gross proceeds of $19,786,900 ($19,780,000 from the sale of 4,600,000 units at $4.30 and $6,900 from the sale of 690,000 over-allotment warrants at $0.01). The warrants are exercisable immediately at $4.73/share and expire three (3) years from the issuance. Total assets increased by $12,175,131 from December 31, 2020 to December 31, 2021. At December 31, 2021, assets consisted of current assets of $13,892,681, net property and equipment of $200,448, net intangible assets of $3,433,484, goodwill of $866,782, equity investment in Centercom of $443,288, notes receivable of $176,851 and operating lease right of use asset of $486,668, as compared to current assets of $1,251,029, net property and equipment of $236,810, net intangible assets of $4,125,742, goodwill of $866,782, equity investment in Centercom of $414,612 and operating lease right of use asset of $368,638 at December 31, 2020. The operating lease right of use increased related to a new lease acquired in the ECS assets purchase agreement.

At December 31, 2021, our total liabilities of $15,948,881 decreased $2,102,156 from $18,051,037 at December 31, 2020. The proceeds from the closing of the Offering allowed the Company to repay all outstanding derivative liabilities.

At December 31, 2021, our total stockholders’ surplus was $3,551,321 as compared to a deficit of $10,725,966 at December 31, 2020. The principal reason for the increase in stockholders’ equity was the closing of the Offering.

We do not expect to incur net losses going forward and expect a positive cash flow from operations in the first quarter of 2022 and for the entire year. Revenue streams are expecting to increase to cover the overall general and administrative expenses of the Company. We believe the ACP will continue to grow quarter over quarter in 2022. This revenue stream is expected deliver a positive net income as soon as the first quarter of 2022.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2021 and 2020.

	2021	2020

Net cash used in operating activities	$(15,288,261)	$(4,326,048)
Net cash used in investing activities	(376,724)	8,354
Net cash provided by financing activities	21,274,486	4,645,649
Net change in cash and cash equivalents	$5,609,501	$327,955

As a result of increased financing activities in 2021, the cash increased in 2021 by $5,609,501.

At December 31, 2021, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 5 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 5 to the Consolidated Financial Statements.

Convertible promissory notes - See Note 5 to the Consolidated Financial Statements.

Related party transactions - See page F-25 to the Consolidated Financial Statements.

Cash requirements and capital expenditures – At the current level of operations, the Company does not anticipate borrowing funds to meet basic operating costs. The Company may need to borrow funds to meet the hyper-growth expected to occur in the ACP in 2022.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2021. We expect to continue to see increased revenues from the ACP that started in August of 2021 and we expect to show a positive net income in the coming months and throughout 2022 as our ACP related revenues increase.  It is the expectation that the expansion could be the catalyst in the Company no longer having a “going concern” explanation in the notes to the unaudited financial statements the Company expect to file in one or more Quarterly Reports on Form 10-Q in calendar year 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Management identified no material weaknesses in our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. During the year ended December 31, 2021, management identified no weaknesses.

Pursuant to Regulation S-K Item 308(b), as the Company is not an accelerated filer nor a large accelerated filer, this Annual Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On March 23, 2022, the Compensation Committee and Board approved the following one-time cash bonus payments to the following executives and members of the Board: (i) $375,000 to Mr. Cox (our CEO and Chairman); (ii) $126,000 to Mr. Evers (our CFO); (iii) $116,000 to David C. Ansani (our Chief Administrative Officer); (iv) $20,000 to David N. Keys (a member of the Board); (v) $10,000 to David May (a member of the Board); and (vi) $10,000 to Jay Jones (a member of the Board). These one-time cash bonus payments shall be paid on or prior to April 21, 2022.

In addition, on March 23, 2022, the Compensation Committee and Board approved the Company issuing the independent members of the Board on the first day of April each year that an independent director is then serving on the Board the number of options to purchase shares of Common Stock (the “Options”) equivalent to $60,000 with the number of Options to be determined in accordance with the provisions of the SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan (the “2022 Plan”).

The 2022 Plan will not come into effect until approved by shareholders. The Company expects that approval of the 2022 Plan will be one of the proposals to be voted on by shareholders at the Company’s 2022 annual meeting of shareholders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 24, 2022:

Directors and Executive Officers	Position/Title	Age

Kevin Brian Cox	Chief Executive Officer and Chairman	46
Anthony Evers	Chief Financial Officer and acting Chief Operating Officer	58
David C. Ansani	Chief Administrative Officer	57
David N. Keys	Independent Director	65
David May	Independent Director	53
Jay Jones	Independent Director	44

Kevin Brian Cox – Chief Executive Officer and a Director – – Mr. Cox has been Chief Executive Officer and a Director since July 2017. He also served as Chief Financial Officer of the Company from July 2017 to March 2018 and as President of the Company from July 2017 to February 2019. He was the majority owner of True Wireless from January 2011 through April 2018, when True Wireless became a wholly owned subsidiary of the Company. Mr. Cox is an accomplished technology entrepreneur growing best-in-class and profitable companies for nearly 20 years. Through most of his career, he has focused on delivering telecom, broadband and financial services to the unbanked and underserved segments of society. He began his career in telecom in 2004 when he founded his first prepaid telephone company (CLEC) which through organic growth and acquisition, became the largest prepaid home phone company in the country before being sold in 2009. Mr. Cox attended Murray State University majoring in Economics.

David C. Ansani – Chief Administrative Officer – Mr. Ansani has been Chief Administrative Officer since August 2017, and was a Director until February 2021. He was also appointed Secretary of the Company in February 2019. From 2010 to the present date, he has served as Chief Compliance Officer/Human Resources Officer/In-House Counsel for Glass Mountain Capital, LLC, a start-up financial services company specializing in the recovery of distressed assets. In this capacity, he reviews and evaluates compliance issues and concerns within the organization. The position ensures that management and employees are in compliance with applicable laws, rules and regulations of regulatory agencies (FDCPA, TCPA, GLB, CFPB, etc.); that company policies and procedures are being followed; and that behavior in the organization meets the company’s standards of conduct. Ms. Ansani received his B.A. and MBA from the University of Chicago, and J.D. from the Chicago-Kent College of Law.

Anthony Evers – Chief Financial Officer – Mr. Evers has been the Chief Financial Officer of the Company since May 1, 2020. Mr. Evers has also served as Chief Financial Officer of LogicsIQ since August 2021. Prior to joining the Company, Mr. Evers served as Chief Financial Officer for Vista Health System from October 2019 to March 2020. Between June 2019 and October 2019, Mr. Evers served as CFO of Santa Cruz Valley Regional Hospital. Between 2015 and 2019, Mr. Evers served as CFO and CIO of KSB Hospital. Prior to that, he served as CFO of various organizations, including Norwegian American Hospital and Horizon Homecare and Hospice. During his career, Mr. Evers has been the financial lead in over 20 merger and divesture transactions ranging from a single physician practice to multi-entity nursing homes. Throughout his career, Mr. Evers has served on numerous boards of directors, including Wheaton Franciscan Healthcare, Covenant Healthcare, All Saints Health System, Rogers Hospital, and the Animal Shelter in Beaver Dam WI. He has also served as a member of the Dixon Illinois Chamber of Commerce. Mr. Evers has also served as the audit and finance committee chair at several of these organizations. Mr. Evers obtained his Bachelor of Business Administration in Finance and Masters of Science in Accounting from University of Wisconsin-Whitewater. Mr. Evers also successfully obtained his Certified Public Accountant and Certified Internal Auditor credentials.

David N. Keys – Director.- Mr. Keys has been a director of the Company since July 2019. Mr. Keys began his career with Deloitte serving in the audit group in the Las Vegas and New York City executive offices. David was the Executive Vice President, CFO and member of the executive committee of the Board of Directors of American Pacific, a chemical company that was publicly traded on the NASDAQ for the entirety of the time he was a director and executive officer. Since 2004, Mr. Keys has been an independent financial and operations consultant. Mr. Keys currently serves as Chairman of the Board and Audit Committee of RSI International Systems Inc. (NEX: RSY.H), and on the Board of private companies, including Prosetta Biosciences Inc., Akonni Biosystems Inc. and Walker Digital Table Systems, LLC. He previously served on the Boards of Directors of AmFed Financial Inc., Norwest Bank of Nevada and Wells Fargo Bank of Nevada. Mr. Keys also served on the Advisory Board of Directors of FM Global, a leading provider of property and casualty insurance. Mr. Keys is a Certified Public Accountant (CPA), Certified Valuation Analyst (CVA), Certified Management Accountant (CMA), Chartered Global Management Accountant (CGMA), Certified Information Technology Professional (CITP), Certified in Financial Forensics (CFF), and Certified in Financial Management (CFM). David is a member of the National Roster of Neutrals of the American Arbitration Association. He received a Bachelor of Science in accounting from Oklahoma State University.

David May – Director – Mr. May has been a director of the Company since February 2021. Mr. May has been a banking professional since 1994. Throughout his career, he has established himself as one of the leading convenience store and convenience store wholesaler financiers in the Mid-South through his cultivation of personal relationships and service to members of this close-knit community. David has been Senior Vice President of Commercial Banking since 2007 with Landmark Community Bank, a Memphis based commercial bank with over a billion dollars in assets with offices in the Memphis and Nashville, Tennessee markets. He has been a bank officer for both community banks and large regional banks over his 27-year banking career. David is a graduate of the Southeastern School of Commercial Banking at Vanderbilt University and, in the past, served as Chairman of the Board for seven years for The Agency for Youth and Family Development, a residential treatment facility for adolescent males. He is also a founding owner of Global Defense Specialists, a military aircraft fleet sustainment company specializing in Lockheed F-16’s and C-130’s and Northrop F-5 jet fighters.

Jay Jones – Director – Mr. Jones has been a director of the Company since February 2021. During his nearly 30-year career in the telecom industry, Jay Jones has been involved in all facets of the business, including network engineering, application development, corporate development, management of mid-size organizations, product development, business operations, and strategy. He is currently CEO of 321 Communications Inc, a competitive local exchange carrier and wireless mobile virtual network operator providing telecom services to residential and business customers. Jay serves as an executive consultant to Paricus LLC, a business process outsourcing company that provides call center services, software development, and other telecom related services and has offices in Colombia and the United States. He is co-founder of software development companies Unavo Inc. and Kavocky Group, where his role is focused on strategic business strategies while also working closely with both companies’ partners to assess new investment opportunities.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f) material to an evaluation of the ability or integrity of any director or executive officer.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition, Committees, and Independence

Audit Committee. Our audit committee consists of David N. Keys, David May, and Jay Jones. Mr. Keys is chairman of the audit committee and he qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The audit committee’s duties are to recommend to our board of directors the engagement of independent auditors to audit our financial statements and to review its accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of our board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. Our compensation committee consists of David N. Keys, David May, and Jay Jones. Mr. May is chairman of the compensation committee.

In considering and determining executive and director compensation, the compensation committee reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to our officers. The compensation committee also determines and approves any non-cash compensation paid to any employee. We do not engage any compensation consultants to assist in determining or recommending the compensation to our officers or employees.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of David N. Keys, David May, and Jay Jones. Mr. Jones is chairman of the nominating and corporate governance committee.

The responsibilities of the nominating and corporate governance committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establishing procedures for the nomination process, oversight of possible conflicts of interests involving the Board and its members, developing corporate governance principles, and the oversight of the evaluations of the Board and management. The nominating and corporate governance committee has not established a policy with regard to the consideration of any candidates recommended by stockholders. If we receive any stockholder recommended nominations, the nominating and corporate governance committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Code of Ethics

The Board adopted a Code of Business Conduct and Ethics applicable to each officer, director, and employee of the Company. The full text of our Code of Business Conduct and Ethics is posted on our website at www.surgepays.com. We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or our directors from provisions in the Code of Business Conduct and Ethics.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). To our knowledge, based solely on a review of reports furnished to it, our officers, directors and ten percent holders have made the required filings other than the following: (i) Mr. Jones has not yet filed a Form 3 following his appointment as a director; (ii) Mr. Cox did not timely file two Form 4s for acquisitions of shares. In addition, following the Uplisting, Mr. Cox received shares of Common Stock in November 2021 pursuant to the conversion of Series C Preferred Stock and conversion of a promissory note. Due to a miscommunication with outside counsel, Mr. Cox has not yet filed a Form 4 for this issuance of shares; (iii) and Mr. May did not timely file his Form 3 following his appointment as a director.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the years ended December 31, 2021 and 2020 for our Chief Executive Officer and our two other executive officers whose total compensation exceeded $100,000 in each year (the “Named Executive Officers”). In 2020, our Named Executive Officers were Kevin Brian Cox, Anthony Nuzzo, and David Ansani. In 2021, our Named Executive Officers were Kevin Brian Cox, Anthony Nuzzo, and Anthony Evers.

	Annual Compensation				Long-Term Compensation(3)
Name and Principal		Salary	Bonus	Other Annual Compensation	Restricted Stock	Securities Underlying	Total
Position	Year	(1)	(2)	(5)	Awards	Options	Compensation

Kevin Brian Cox	2021	$733,862	$—	$38,231	$—	$—	$772,093
CEO and Director	2020	$251,382	$—	$36,306	$—	$—	$287,688

David C. Ansani	2021	$251,422	$—	$16,125	$—	$—	$267,547
Chief Administrative Officer	2020	$250,879	$—	$21,435	$—	$—	$272,314

Anthony Evers(4)	2021	$386,573	$—	$24,635	$—	$—	$411,208
CFO	2020	$225,092	$—	$15,804	$—	$—	$240,896

Anthony P. Nuzzo	2021	$579,157	$—	$65,629	$—	$—	$644,786
President and Director	2020	$337,119	$—	$26,779	$—	$—	$363,898

(1)	Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by our management.

(2)	Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs.

(3)	We plan to adopt the SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan (the “2022 Plan”) for both management and strategic consultants which will take effect upon stockholder approval of the 2022 Plan. The 2022 Plan is expected to include incentive stock options, non-qualified stock options, or stock bonuses. In addition, we anticipate executing long-term employment contracts with both senior management and strategic contractors, along with other members of the future management team, during the 2022 calendar year. It is anticipated these management agreements will contain compensation terms that could include a combination of cash salary, annual bonuses, insurance and related benefits, matching IRA contributions, restricted stock awards based upon longevity and management incentive stock options.

(4)	Mr. Evers joined us as Chief Financial Officer effective May 1, 2020.

(5)	Other annual compensation consists of paid medical insurance, auto allowances, and housing allowances.

2022 Plan

We plan to adopt, in 2022, the 2022 Plan to authorize the issuance of shares of Common Stock pursuant to options or shares of Common Stock granted pursuant to the 2022 Plan. The terms and conditions of any options granted, and the terms and conditions of any stock issued, including the price of the shares of Common Stock issuable on the exercise of vested options, will be governed by the provisions of the 2022 Plan and any agreements with the 2022 Plan participants.

Pursuant to the 2022 Plan, awards may be in the form of Incentive Stock Options, Non-Qualified Stock Options, or Stock Bonuses.

Incentive Stock Options

All of our employees will be eligible to receive Incentive Stock Options pursuant to the 2022 Plan as may be determined by the Compensation Committee which, once established, will administer the 2022 Plan.

Options granted pursuant to the 2022 Plan terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may receive options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Compensation Committee, once established, options granted pursuant to the 2022 Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Compensation Committee may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our Common Stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the 2022 Plan be exercisable by its terms after the expiration of ten (10) years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors will be eligible to receive Non-Qualified Stock Options pursuant to the 2022 Plan as may be determined by our Compensation Committee which, once established, will administer the 2022 Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our Common Stock.

Options granted pursuant to the 2022 Plan shall terminate at such time as may be specified when the option is granted.

In the discretion of the Compensation Committee options granted pursuant to the 2022 Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Compensation Committee may also accelerate the date upon which any option (or any part of any option) is first exercisable. In no event shall an option be exercisable by its terms after the expiration of ten years from the date of grant.

Stock Bonuses

Our employees, directors and officers, and consultants or advisors will be eligible to receive a grant of our shares, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our Common Stock. The grant of the shares rests entirely with our Compensation Committee which will administer the 2022 Plan. It will also be left to the Compensation Committee to decide the type of vesting and transfer restrictions which will be placed on the shares.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date

Anthony Evers	3,401	13,603	$16.00	February 28, 2027

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

None.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Executive Officers

Effective May 1, 2020, we began to compensate Mr. Anthony Evers, as our Chief Financial Officer, an annual salary of $270,000 paid in accordance with our standard employee payroll practices. We also paid the full cost of Mr. Evers’ health insurance premiums. Effective August 1, 2021, we began to compensate Mr. Anthony Evers, as Chief Financial Officer of LogicsIQ, Inc., additional annual compensation of $150,000 paid in accordance with our standard employee payroll practices and a monthly car allowance of $500.

Effective August 20, 2020, we began to compensate Mr. Kevin Brian Cox, our Chief Executive Officer and Chairman of the Board, an annual salary of $750,000 paid in accordance with our standard employee payroll practices. We also provide Mr. Cox with a monthly car allowance of $1,800.

Effective August 20, 2020, we began to compensate Mr. Anthony P. Nuzzo Jr., our President, Chief Operating Officer and a member of the Board, an annual salary of $550,000 paid in accordance with our standard employee payroll practices. We also provided Mr. Nuzzo with a monthly car allowance of $1,800. Effective August 1, 2021, Mr. Anthony P. Nuzzo Jr., assumed the role of Chief Executive Officer of LogicsIQ with the same salary and car allowance. In addition, he received a $10,000 monthly housing allowance.

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

Compensation of Directors

We did not make any equity or other compensation payments to non-employee directors during fiscal year 2021.

On July 17, 2019, we entered into a Director Agreement with David N. Keys (the “Keys Director Agreement”) whereby Mr. Keys is to be reimbursed for (i) all reasonable out-of-pocket expenses incurred in attending any in-person meetings; and (ii) any costs associated with filings required to be made by Mr. Keys in regards to any beneficial ownership of securities.

In conjunction with the Keys Director Agreement, we entered into an Indemnification Agreement (the “Keys Indemnification Agreement”) with Mr. Keys. The Keys Indemnification Agreement indemnifies to the fullest extent permitted under Nevada law for any claims arising out of or resulting from, amongst other things, (i) any actual, alleged or suspected act or failure to act by Mr. Keys in his capacity as a director or agent of the Company and (ii) any actual, alleged or suspected act or failure to act by Mr. Keys in respect of any business, transaction, communication, filing, disclosure or other activity of the Company. Under the Keys Indemnification Agreement, Mr. Keys is indemnified for any losses pertaining to such claims, provided, however, that the losses shall not include expenses incurred by Mr. Keys in respect of any claim as which he shall have been adjudged liable to us, unless the court having jurisdiction rules otherwise. The Keys Indemnification Agreement provides for indemnification of Mr. Keys during his directorship and for a period of six (6) years thereafter.

On February 13, 2021, we entered into Director Agreements and Indemnification Agreements with each of David May and Jay Jones that are substantially similar to the Keys Director Agreement and the Keys Indemnification Agreement.

Change of Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of March 22, 2022, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

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

Name of Beneficial Owner(1)	Total Common Stock Shares Beneficially Owned		% of Common Stock (2)		Total Series A Preferred Shares Owned(3)		% of Series A Class(3)	Total % of Votes Outstanding (4)

Directors and Executive Officers:

Kevin Brian Cox	5,131,142	(5)	39.17	%(6)	10,500,000	(7)	80.77%	42.20	%(8)
Anthony Evers	10,672	(9) (10)	*		-		-	*

David C. Ansani	140	(11)	*					*

David N. Keys	17,043	(12)	*		-		-	*

David May	106,344		*		-		-	*

Jay Jones	-				-
All Directors and Executive Officers as a Group (6 persons)
	5,265,341		40.20%		10,500,000		80.77%	43.11%

5% Shareholders:

Carter Matzinger(13)	486,160	(14)	1.96%		2,500,000	(15)	19.23%	5.03	%(16)

*	Less than one (1) percent

(1)	The person named in this table has sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned.

(2)	Based on 12,048,775 shares of Common Stock outstanding as of March 22, 2022.

(3)	As of March 22, 2022, there were 13,000,000 shares of Series A issued and outstanding. These shares are convertible into 1,300,000 shares of Common Stock.

While, prior to the Reverse Split, voting rights were equal to ten shares of Common Stock for each share of Series “A” Preferred Stock held, the voting rights of the Series A were affected by the Reverse Split. The 13,000,000 Series A shares currently outstanding represent 2.6 million votes (130 million divided by 50) or 2/10s of a vote for each Series A share held.

(4)	Based on the (i) 12,048,775 shares of Common Stock outstanding as of March 22, 2022; plus (ii) the 2.6 million votes from the Series A Preferred Stock outstanding as of March 22, 2022, there are 14,648,775 votes outstanding.

32

(5)

Includes (i) 3,519,384 shares owned by BLC Family Investments, (ii) 561,758 shares owned by SMDMM, LLC, a Tennessee liability company. Mr. Cox is a beneficial owner of both entities; and (iii) 1,050,000 shares of Common Stock that Mr. Cox’s 10,500,000 Series A Preferred Stock shares are convertible into.

(6)	5,131,142 divided by (i) 12,048,775 shares of Common Stock outstanding plus (ii) the 1,050,000 shares of Common Stock that Mr. Cox’s 10,500,000 Series A Preferred Stock shares are convertible into.

(7)	Convertible into 1,050,000 shares of Common Stock and equals 2,100,000 votes.

(8)	4,081,142 shares of Common Stock currently owned plus 2.1 million votes from the Series A Preferred shares divided by 14,648,775 votes outstanding

(9)	Includes 7,271 shares of Common Stock and 3,401 options that are currently exercisable.

(10)	The 7,271 shares of Common Stock owned are held in Mr. Evers’ IRA.

(11)	Shares are held in Mr. Ansani’s IRA.

(12)	Includes (i) 1,666 shares held in an IRA owned by Mr. Keys’ wife, however, Mr. Keys shares investing and dipositive power over these holdings, (ii) 5,377 shares in total held by two different IRAs owned by Mr. Keys; and (iii) 10,000 shares are held by PCC Holdings LLC. Mr. Keys shares investing and dipositive power over these holdings.

(13)	Mr. Matzinger is an executive of the Company’s subsidiary, LogicsIQ. Mr. Matzinger is no longer a Company executive or member of the Board.

(14)	Includes (i) 200,000 shares of Common Stock owned by Thirteen Nevada, LLC, a Nevada limited liability company, of which Mr. Matzinger is a beneficial owner, (ii) 36,160 shares of Common Stock owned by Mr. Matzinger; and (iii) 250,000 shares of Common Stock that Mr. Matzinger’s 2,500,000 Series A Preferred Stock shares are convertible into.

(15)	Convertible into 250,000 shares of Common Stock and equals 500,000 votes.

(16)	236,160 shares of Common Stock currently owned plus 500,000 votes from the Series A Preferred shares divided by 14,648,775 votes outstanding

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of us.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2021 and 2020, the Company had trade payables to Axia of $163,583 and $373,012, respectively. Axia is owned by our Chief Executive Officer, Mr. Cox.

For the years ended December 31, 2021 and 2020, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $843,000 and $218,334, respectively. These costs are included in Cost of Revenue in the consolidated statements of operations. Mr. Cox is a minority owner of 321 Communications.

At December 31, 2021 and 2020, the Company had trade payables to 321 Communications of $88,898 and $25,336, respectively.

The Company contracted with Centercom to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the year ended December 31, 2021 and 2020 were $1,395,674 and $2,558,041, respectively, and are included in Cost of Revenue in the consolidated statements of operations. Mr. Nuzzo had a 50% interest in Centercom.

At December 31, 2021 and 2020, the Company had trade payables to CenterCom Global of $555,069 and $1,252,331, respectively.

During 2021, CenterCom forgave $429,010 of accounts payable owed by SurgePays to Centercom.

See Note 5 long-term debt due to related parties.

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

	2021	2020
Audit Fees (1)	$125,000	$125,000
Audit-Related Fees (2)
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting fees and Services	$125,000	$125,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

(3)	Tax Fees. These are fees for professional services rendered by the principal accountant with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for products and services provided by the principal accountant, other than the services reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation filed August 22, 2006	SB-2	3.1	03/14/2007
3.2	Articles of Merger filed July 25, 2008	S-1/A	3.2	10/21/2021
3.3	Certificate of Amendment to Articles of Incorporation filed April 27, 2009	10-K/A	3.1	05/14/2013
3.4	Certificate of Amendment to Articles of Incorporation filed May 13, 2015	8-K/A	3.1	12/11/2015
3.5	Certificate of Amendment to Articles of Incorporation filed June 30, 2015	S-1/A	3.5	10/21/2021
3.6	Certificate of Amendment to Articles of Incorporation filed October 10, 2017	S-1/A	3.6	10/21/2021
3.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017	S-1/A	3.7	10/21/2021
3.8	Certificate of Amendment, filed November 1, 2021	8-K	3.1	11/5/2021
3.9	Certificate of Designation of Series A Preferred Stock	8-K	10.1	08/01/2016
3.10	Amendment to Certificate of Designation for Series A Convertible Preferred Stock	S-1	3.5	09/12/2019
3.11	Certificate of Designation for Series C Convertible Preferred Stock	8-K	4.1	07/10/2018
3.12	Amendment to Certificate of Designation for Series C Convertible Preferred Stock	S-1	3.7	09/12/2019
3.13	Bylaws	SB-2	3.2	03/14/2007
3.14	Amended Bylaws	10-K/A	3.2	05/14/2013
3.15	Amended Bylaws	8-K/A	3.2	12/11/2015
4.1	Warrant, dated March 8, 2021, issued to Evergreen Capital Management LLC	8-K	4.2	03/16/2021
4.2	Form of Underwriter’s Warrants	8-K	4.1	11/5/2021
4.3	Warrant Agency Agreement between SurgePays, Inc. and VStock Transfer, LLC, dated November 4, 2021	8-K	4.2	11/5/2021
4.4	Description of Securities				X

10.1+		Consulting Agreement, dated September 25, 2017, by and between KSIX MEDIA HOLDINGS, INC. and David C. Ansani	S-1	10.2	09/12/2019
10.2+		Director Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.1	07/24/2019
10.3+		Director and Officer Indemnification Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.2	07/24/2019
10.4+		Employment Agreement, dated March 1, 2020, by and between Surge Holdings, Inc. and Anthony Evers	10-K	10.21	05/12/2020
10.5		Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on April 24, 2020	10-K	10.22	05/12/2020
10.6		Paycheck Protection Program Note, dated April 18, 2020, issued to Bank 3	10-Q	10.4	08/14/2020
10.7		Office Lease, dated May 5, 2020, by and between Woodfield Financial Center LLC and Surge Holdings Inc.	S-1/A	10.31	02/16/2021
10.8		Master Services Agreement by and between Surge Pays, Inc. and Glass Mountain BPO, dated January 1, 2021	S-1/A	10.32	02/16/2021
10.9		Commercial Lease Agreement, dated July 10, 2019, by and between CardDawg Investments, LLC and Surge Holdings, Inc.	S-1/A	10.35	02/16/2021
10.10		Form of On Demand Promissory Note issued by the Company in favor of SMDMM Funding, LLC	S-1/A	10.36	09/22/2021
14.1		SurgePays, Inc. Code of Ethics and Business Conduct				X
21.1		List of Subsidiaries				X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X

101.INS		XBRL Instance Document				X

101.SCH		XBRL Taxonomy Extension Schema				X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF		XBRL Taxonomy Extension Definition Linkbase				X

101.LAB		XBRL Taxonomy Extension Label Linkbase				X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase				X

	+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

	*	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgePays, Inc.

Date: March 24, 2022	By:	/s/ Kevin Brian Cox
	Name:	Kevin Brian Cox
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Brian Cox	Chief Executive Officer and Director	March 24, 2022
Kevin Brian Cox	(Principal Executive Officer)

/s/ Anthony Evers	Chief Financial Officer	March 24, 2022
Anthony Evers	(Principal Financial Officer and Principal Accounting Officer

/s/ David N. Keys	Director	March 24, 2022
David N. Keys

/s/ David May	Director	March 24, 2022
David May

/s/ Jay Jones	Director	March 24, 2022
Jay Jones

SurgePays, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SurgePays, Inc. & Subsidiaries

Bartlett, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SurgePays, Inc. & Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the matter

The Company generates revenue from the delivery of processing, service and product solutions. Revenue is measured based on consideration specified in a contract with a customer, and the Company recognizes revenue when it satisfies a performance obligation by processing the transaction, which is at a point in time. The Company’s revenue consists of a significant volume of transactions sourced from systems and applications. The processing of such transactions and recording of the majority of revenue is system-driven and based on contractual terms with customers. The Company also has significant revenue in lead and case delivery to customers. Revenue is recognized when the services and products are delivered to the customers and control is transferred, which is at a point in time. The Company also has significant revenue from providing services and products under the Emergency Broadband Benefit program. Revenue is recognized after services and products have been delivered to a eligible customer based on contracts with the customer.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue recognition included the following, among others:

We obtained and understanding and evaluated management’s significant accounting policies around revenue recognition for each of the company significant segments including management’s assessment of when control of goods and services is transferred to customers.

For a sample of revenue transactions, we tested selected transactions by agreeing the amounts of revenue recognized to source documents and testing the mathematical accuracy of the recorded revenue. We also evaluated the source documents to determine whether terms that may impact revenue recognition were identified and properly considered by management.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses for 2021 and 2020, and at December 31, 2021 had an accumulated deficit. Further, in March of 2020 the World Health Organization declared COVID-19 a pandemic. COVID-19 could disrupt the economy, the Company’s supply chain, and access to capital sources thus adversely affecting the Company’s ability to continue its operations. Management’s evaluation of the events and conditions and management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result should management be unable to successfully implement its plan. Our opinion is not modified with respect to this matter.

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2017

Brentwood, Tennessee

March 24, 2022

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020

Assets

Current Assets
Cash	$6,283,496	$673,995
Accounts receivable - net	3,249,889	180,499
Lifeline revenue - due from USAC	-	212,621
Inventory	4,359,296	178,309
Prepaids	-	5,605
Total Current Assets	13,892,681	1,251,029

Property and equipment - net	200,448	236,810

Other Assets
Note receivable	176,851	-
Intangibles - net	3,433,484	4,125,742
Goodwill	866,782	866,782
Investment in Centercom - related party	443,288	414,612
Operating lease - right of use asset - net	486,668	368,638
Other	-	61,458
Total Other Assets	5,407,073	5,837,232

Total Assets	$19,500,202	$7,325,071

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$6,602,577	$6,827,487
Accounts payable and accrued expenses - related party	1,389,798	1,753,837
Deferred revenue	276,250	443,300
Operating lease liability	49,352	210,556
Line of credit	-	912,870
Loans payable - related parties	1,553,799	2,389,000
Notes payable - SBA government	126,418	-
Notes payable - net	-	250,000
Convertible notes payable - net	-	1,516,170
Derivative liabilities	-	1,357,528
Total Current Liabilities	9,998,194	15,660,748

Long Term Liabilities
Loans payable - related parties	4,507,017	1,100,440
Notes payable - SBA government	1,004,767	1,134,682
Operating lease liability	438,903	155,167
Total Long Term Liabilities	5,950,687	2,390,289

Total Liabilities	15,948,881	18,051,037

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Series A, Convertible Preferred stock, $0.001 par value, 100,000,000 shares authorized, 13,000,000 and 13,000,000 shares issued and outstanding, respectively	260	260
Series C, Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 721,598 shares issued and outstanding, respectively	-	722
Common stock, $0.001 par value, 500,000,000 shares authorized 12,063,834 and 2,542,624 shares issued and outstanding, respectively	12,064	2,543
Additional paid-in capital	38,662,340	10,862,708
Accumulated deficit	(35,123,343)	(21,592,199)
Total Stockholders’ Equity (Deficit)	3,551,321	(10,725,966)

Total Liabilities and Stockholders’ Equity (Deficit)	$19,500,202	$7,325,071

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2021	2020

Revenues	$51,060,589	$54,406,788

Costs and expenses
Cost of revenue	44,890,610	51,938,111
General and administrative expenses	12,162,547	12,614,345
Total costs and expenses	57,053,157	64,552,456

Loss from operations	(5,992,568)	(10,145,668)

Other income (expense)
Interest expense	(3,840,616)	(4,801,520)
Derivative expense	(1,775,057)	(566,789)
Change in fair value of derivative liabilities	1,806,763	577,936
Gain on investment in Centercom - related party	28,676	210,912
Gain on settlement of liabilities	1,469,641	2,575,978
Amortization of debt discount	(3,677,121)	1,417,524
Gain on deconsolidation of True Wireless	1,895,871	-
Settlement expense	(3,750,000)	-
Warrant modification expense	(74,476)	-
Other income	377,743	10,000
Total other income (expense) - net	(7,538,576)	(575,959)

Net loss	$(13,531,144)	$(10,721,627)

Loss per share - basic and diluted	$(3.09)	$(5.02)

Weighted average number of shares - basic and diluted	4,381,709	2,134,417

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2021

									Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2020	260,000	$260	721,598	$722	2,542,624	$2,543	$10,862,708	$(21,592,199)	$(10,725,966)

Stock issued for services rendered and recognition of share based compensation ($5 - $14.05/share)	-	-	-	-	13,411	13	3,562	-	3,575

Conversion of Series C, preferred stock into common stock	-	-	(721,598)	(722)	3,607,980	3,608	(2,886)	-	-

Stock issued for cash ($4.30 - $8/share)	-	-	-	-	4,862,247	4,862	21,294,800	-	21,299,662

Direct offering costs paid in connection with stock issued for cash	-	-	-	-	-	-	(2,222,952)	-	(2,222,952)

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	18,000	18	2,645,872	-	2,645,890

Conversion of debt ($.05 - $10.38/share)	-	-	-	-	709,674	710	3,362,851	-	3,363,561

Stock issued under make-whole arrangement ($5.60 - $6/share)	-	-	-	-	15,147	15	90,386	-	90,401

Stock issued in connection with debt modification ($5.60 - $8/share)	-	-	-	-	13,916	14	108,917	-	108,931

Stock issued in settlement of liabilities ($4.50 - $15.99/share)	-	-	-	-	276,702	277	1,997,700	-	1,997,977

Stock issued for acquisition of membership interest in ECS ($8.95/share)	-	-	-	-	2,000	2	17,898	-	17,900

Exercise of warrants ($0.001/share)	-	-	-	-	2,133	2	(2)	-	-

Warrant modification expense	-	-	-	-	-	-	74,476	-	74,476

Forgiveness of accounts payable - Centercom - related party	-	-	-	-	-	-	429,010	-	429,010

Net loss	-	-	-	-	-	-	-	(13,531,144)	(13,531,144)

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	$3,551,321

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Year Ended December 31, 2020

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

December 31, 2019	260,000	$260	721,598	$722	2,043,872	$2,042	$6,167,933	$(10,870,572)	$(4,699,615)

Recognition of share based compensation	-	-	-	-	1,720	2	182,966	-	182,968

Stock and warrants issued for cash ($9.41/share)	-	-	-	-	113,563	114	1,068,386	-	1,068,500

Stock issued with debt recorded as a debt discount ($17.18/share)	-	-	-	-	57,840	58	993,722	-	993,780

Stock issued for conversion of debt ($8.51/share)	-	-	-	-	268,534	269	2,284,771	-	2,285,040

Make whole stock issued pursuant to SPA ($4.74/share)	-	-	-	-	79,614	80	377,412	-	377,492

Stock issued for modification of debt ($7.05/share)	-	-	-	-	9,600	10	67,640	-	67,650

Stock issued for acquisition ($14.18/share)	-	-	-	-	15,500	16	219,830	-	219,846

Stock repurchased for cash ($10.50/share)	-	-	-	-	(47,619)	(48)	(499,952)	-	(500,000)

Net loss	-	-	-	-	-	-	-	(10,721,627)	(10,721,627)

December 31, 2020	260,000	$260	721,598	$722	2,542,624	$2,543	$10,862,708	$(21,592,199)	$(10,725,966)

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(13,531,144)	$(10,721,627)
Adjustments to reconcile net loss to net cash used in operations
Bad debt expense	24,841	1,750,239
Depreciation and amortization	759,383	1,173,369
Amortization of right-of-use assets	158,085	197,381
Amortization of debt discount	3,677,121	2,016,764
Recognition of share based compensation	3,575	182,968
Change in fair value of derivative liabilities	(1,806,763)	(577,936)
Derivative expense	1,775,057	566,789
Gain on settlement of liabilities	(1,443,016)	(2,644,960)
Gain on equity method investment - Centercom - related party	(28,676)	(210,912)
Gain on forgiveness of PPP loan	(371,664)	-
Gain on deconsolidation of subsidiary (True Wireless)	(1,895,871)	-
Warrant modification expense	74,476	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(3,094,231)	1,146,611
Lifeline revenue - due from USAC	105,532	(151,831)
Inventory	(4,255,637)	(178,309)
Prepaids	5,605	91,278
Other	61,458	4,999
Increase (decrease) in
Accounts payable and accrued expenses	4,056,812	2,824,165
Accounts payable and accrued expenses - related party	757,429	-
Deferred revenue	(167,050)	405,260
Operating lease liability	(153,583)	(200,296)
Net cash used in operating activities	(15,288,261)	(4,326,048)

Investing activities
Purchase of property and equipment	(51,408)	(6,605)
Cash disposed in deconsolidation of subsidiary (True Wireless)	(325,316)	-
Repayment of notes receivable	-	14,959
Net cash provided by (used in) investing activities	(376,724)	8,354

Financing activities
Proceeds from stock and warrants issued for cash	21,299,662	1,068,500
Cash paid for direct offering costs	(2,222,952)	-
Repurchase of common stock	-	(500,000)
Proceeds from loans - related party	4,355,386	1,579,710
Repayments of loans - related party	(2,476,468)	(295,710)
Proceeds from notes payable	1,101,000	3,481,582
Repayments on notes payable	(1,377,257)	(280,636)
Proceeds from SBA notes	518,167	-
Proceeds from convertible notes	2,550,000	-
Repayments on convertible notes - net of overpayment	(2,473,052)	(245,797)
Cash paid for debt issuance costs	-	(162,000)
Net cash provided by financing activities	21,274,486	4,645,649

Net decrease in cash	5,609,501	327,955

Cash - beginning of year	673,995	346,040

Cash - end of year	$6,283,496	$673,995

Supplemental disclosure of cash flow information
Cash paid for interest	$866,684	$98,113
Supplemental disclosure of non-cash investing and financing activities

Debt discount/issue costs recorded in connection with debt/derivative liabilities	$2,748,084	$1,457,402
Conversion of Series C, preferred stock into common stock	$722	$-
Gain on forgiveness of Centercom AP - Related Party	$429,010
Stock issued in settlement of liabilities	$1,997,977	$-
Conversion of debt into equity	$3,363,561	$-
Right-of-use asset obtained in exchange for new operating lease liability	$515,848	$355,203
Termination of ECS ROU lease	$228,752	$-
Stock issued in connection with debt modification	$108,931	$67,650
Stock issued under make-whole arrangement	$90,401	$165,000
Stock issued for acquisition of membership interest in ECS	$17,900	$-
Reclassification of accrued interest - related party to note payable - related party	$692,458	$-
Deconsolidation of subsidiary (True Wireless)	$2,434,552	$-
Stock issued for acquisition	$-	$210,794
Stock and warrants issued with debt recorded as a debt discount	$-	$993,780

The accompanying notes are an integral part of these consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name		Incorporation Date	State of Incorporation
SurgePays, Inc.		August 18, 2006	Tennessee
KSIX Media, Inc.		November 5, 2014	Nevada
KSIX, LLC		September 14, 2011	Nevada
Surge Blockchain, LLC		January 29, 2009	Nevada
Injury Survey, LLC		July 28, 2020	Nevada
DigitizeIQ, LLC		July 23, 2014	Illinois
Surge Logics, Inc.		October 2, 2018	Nevada
Surge Payments, LLC		December 17, 2018	Nevada
Surgephone Wireless, LLC		August 29, 2019	Nevada
SurgePays Fintech, Inc.		August 22, 2019	Nevada
True Wireless, Inc.	*	October 29, 2020	Oklahoma
ECS Prepaid, LLC		June 9, 2009	Missouri
Central States Legal Services, Inc.		August 1, 2003	Missouri
Electronic Check Services, Inc.		May 19,1999	Missouri

*	Entity was disposed of on May 7, 2021. See below.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

To date, the Company has not experienced any significant negative economic impact due to COVID-19.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity, Going Concern and Management’s Plans

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2021, the Company had:

●	Net loss of $13,531,144; and
●	Net cash used in operations was $15,288,261

Additionally, at December 31, 2021, the Company had:

●	Accumulated deficit of $35,123,343
●	Stockholders’ equity of $3,551,321; and
●	Working capital of $3,894,487

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $6,283,496 at December 31, 2021.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2021, and our current capital structure including equity-based instruments and our obligations and debts.

The Company may explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels. See Notes 5 and 9 for debt and equity capital raises.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Management’s strategic plans include the following:

●	Continue the hyper growth of the Affordable Connectivity Program revenue stream,
Execution of business plan and significant revenue growth from prior period,
●	Pursuing a line of credit to achieve the hyper growth of the Affordable Connectivity Program,
●	Expand product and services offerings to a larger surrounding geographic area,
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

At December 31, 2021 and 2020, goodwill was $866,782, respectively. There were no impairment losses for the years ended December 31, 2021 and 2020, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Deconsolidation of Subsidiary

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time.

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc. (“TW”), however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. During 2021, the $20,000 was forgiven. In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive twenty-five (25) payments of principal and accrued interest totaling $7,461 commencing in June 2023. Payments are scheduled as follows:

For the Year Ended December 31, 2021

2022	-
2023	52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Significant estimates during the years ended December 31, 2021 and 2020, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of beneficial conversion features in convertible debt, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At December 31, 2021 and 2020, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At December 31, 2021 and 2020, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2021 and 2020, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $137,218 and $116,664 at December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, the Company recorded a bad debt expense of $24,841 and $1,750,239.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory consists primarily of tablets and sim cards (at December 31, 2021), as well as masks, hand sanitizer and other miscellaneous items (at December 31, 2020). Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. At December 31, 2021 and 2020, the Company had inventory of $4,359,296 and $178,309, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

There were no impairment losses for the years ended December 31, 2021 and 2020, respectively.

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

There were no impairment losses for the years ended December 31, 2021 and 2020, respectively.

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2021 and 2020, respectively, contained a significant financing component.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

TW was sold in May 2021 and has been deconsolidated as of the disposal date.

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

Surge Phone Wireless (SPW)

SPW is licensed to provide subsidized mobile broadband services  through the FCC’s Affordable Connectivity Program (ACP) to qualifying low-income customers in fourteen states. Revenues are recognized when an ACP application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

LogicsIQ

LogicsIQ is an enterprise software development company providing marketing business intelligence (“BI”), plaintiff generation and case load management solutions for law firms representing plaintiffs in Mass Tort legal cases. Revenues are earned from our lead generation and retained services offerings.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

At December 31, 2021 and 2020, the Company had deferred revenue of $276,250 and $443,300, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021		2020

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

ECS	$24,627,796	48.23%	$34,861,891	64.08%
LogicsIQ, Inc.	17,846,698	34.95%	16,430,057	30.20%
Surge Pays, Inc.	7,281,839	14.26%	-	0.00%
True Wireless	1,157,981	2.27%	2,372,977	4.36%
Surge Blockchain, LLC	138,106	0.27%	535,315	0.98%
Other	8,169	0.02%	206,548	0.38%
Total Revenues	$51,060,589	100%	$54,406,788	100%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2021 and 2020, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, tax years 2018-2020 remain open for IRS audit.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the years ended December 31, 2021 and 2020, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

At December 31, 2021 and 2020, our investment in CenterCom was $443,288 and $414,612, respectively.

During the years ended December 31, 2021 and 2020, we recognized a gain of $28,676 and $210,912, respectively.

During 2021, CenterCom forgave $429,010 of accounts payable owed by SurgePays to CenterCom. As a result of this debt forgiveness, occurring with a related party, accordingly, there is no gain that is recorded, the Company has increased additional paid in capital.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $661,238 and $273,031 in marketing and advertising costs during the years ended December 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The following potentially dilutive equity securities outstanding as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Convertible notes payable and related accrued interest (1)	-	736,260
Warrants (2)	5,852,984	154,178
Stock options (3)	3,401	17,004
Series A, convertible preferred stock (4)	26,000	26,000
Series C, convertible preferred stock (5)	-	3,607,980
Total common stock equivalents	5,882,385	4,541,422

1 -	exercise prices variable
2 -	weighted average exercise price - $8.68/share and $32.50/share, respectively
3 -	weighted average exercise price - $16/share and $16/share, respectively
4 -	each share converts to 1/10 of a share of common stock
5 -	each share converts to 250 shares of common stock

The convertible notes contain exercise prices that had a discount to market ranging from 70% - 75% of the 10 or 20 days (See Note 5). As a result, the amount computed for common stock equivalents could have changed given the quoted closing trading price at each reporting period.

Warrants and stock options included as commons stock equivalents represent those that are vested and exercisable.

Based on the potential common stock equivalents noted above at December 31, 2021, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of ASU’s to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

At December 31, 2021 and 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the years ended December 31, 2021 and 2020, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	December 31, 2021	December 31, 2020	Lives (Years)

Computer equipment and software	$283,484	$273,256	3 - 5
Furniture and fixtures	82,752	47,526	5 - 7
Leasehold improvements	-	21,512	15
	366,236	342,294
Less: accumulated depreciation	(165,788)	(105,484)
Property and equipment - net	$200,448	$236,810

Depreciation expense for the years ended December 31, 2021 and 2020 was $67,125 (including $5,019 of depreciation from TW prior to deconsolidation) and $64,413, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the deconsolidation of TW, the Company disposed of property and equipment with a net carrying amount of $20,645.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	December 31, 2021	December 31, 2020	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(2,320,036)	(1,627,778)
Intangibles - net	$3,433,484	$4,125,742

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

ECS has been a financial technology and wireless top-up platform for over 15 years. On October 1, 2019, we acquired ECS primarily for the favorable ACH banking relationships and a fintech transactions platform (proprietary software) processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The goal was to incorporate our blockchain components into the existing ECS network (proprietary software). After a year of development and integration, we believe the ECS platform has been successfully merged into our platform with secure ledger data backups and will continue to serve as the proven backbone for wireless top-up transactions and wireless product aggregation. The majority of the purchase price was allocated to the “Proprietary Software” category being amortized straight-line over seven years.

Amortization expense for the years ended December 31, 2021 and 2020 was $692,258 and $1,108,375, respectively.

Estimated amortization expense for each of the five (5) succeeding years and thereafter is as follows:

For the Year Ended December 31,

2022	$653,508
2023	653,508
2024	653,508
2025	653,508
Thereafter	819,452
Total	$3,433,484

Note 5 – Debt

The following represents a summary of the Company’s notes payable – SBA government, loans payable – related parties, notes payable and convertible notes, key terms, and outstanding balances at December 31, 2021 and 2020, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A
					Total

Principal	$498,082	$150,000	$486,600	$518,167	$1,652,849

Balance - December 31, 2019	-	-	-	-	-
Gross proceeds	498,082	150,000	486,600	-	1,134,682
Balance - December 31, 2020	498,082	150,000	486,600	-	1,134,682
Gross proceeds	-	-	-	518,167	518,167
Forgiveness of loan	(371,664)	-	-	-	(371,664)
Deconsolidation of subsidiary (“TW”)	-	-	(150,000)	-	(150,000)
Balance - December 31, 2021	$126,418	$150,000	$336,600	$518,167	$1,131,185

1	During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2	In connection with the deconsolidation of TW, $150,000 was assumed by the buyer.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Notes Payable – Related Parties

	1	2	3
	Note Payable	Note Payable	Note Payable
Terms	Related Party	Related Party	Related Party

Issuance dates of notes	Various	May 2020/January 2021	August 2021
Maturity date	June 30, 2022 or January 1, 2023 due on demand	March 2021 and due on demand	August 2031 due on demand
Interest rate	10%	15%	10%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A

				Total	In-Default

Balance - December 31, 2019	2,205,440	-	-	2,205,440	$-
Gross proceeds	1,136,500	147,500	-	1,284,000
Balance - December 31, 2020	3,341,940	147,500	-	3,489,440	-
Gross proceeds	3,825,000	63,000	467,385	4,355,385
Accrued interest included in note balance	692,458	-	-	692,458
Conversion of debt into common stock	(2,265,967)	-	-	(2,265,967)
Repayments	-	(210,500)	-	(210,500)
Balance - December 31, 2021	$5,593,431	$-	$467,385	$6,060,816	$467,385

1	Activity is with the Company’s Chief Executive Officer and Board Director (Kevin Brian Cox). Prior to September 30, 2021, these notes were either due on demand or had a specific due date. Additionally, these advances had interest rates from 6% - 15%. On September 30, 2021, all notes and related accrued interest were combined into two (2) new notes.

The new notes had due dates of June 30, 2022 or January 1, 2023. All notes bear interest at 10%. At September 30, 2021, the Company included $692,458 of accrued interest in the new note balance. In 2021, the Company issued 561,758 shares of common stock at $4.30/share to settle $2,415,560 of debt including principal of $2,265,967 and accrued interest of $149,593. As a result of the debt conversion with a related party, accordingly gains/losses are not recognized, however, the Company increased additional paid-in capital for $2,415,560.

2	Activity is with the Company’s President, Chief Operating Officer and Board Director (Anthony Nuzzo).

3	Activity is with David May, who is a Board Member. The note requires payments of $5,000 per month. During 2021, no payments had been made.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Notes Payable

Terms	Note	Note	Note	Notes

Issuance dates of notes	2016	2016	November 4, 2019	August/September/October 2021
Maturity date	2016	2017	November 3, 2020	August/September/October 2022
Interest rate	5%	10%	18%	10%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A
Warrants issued as discount	N/A	N/A	N/A	2,406,250
					Total	In-Default

Principal	$485,000	$27,500	$250,000	$1,101,000 *	$1,863,500

Balance - December 31, 2019	485,000	27,500	223,672	-	736,172	$512,500
Amortization of debt discount	-	-	26,328	-	26,328
Repayments	(485,000)	(27,500)	-	-	(512,500)
Balance - December 31, 2020	-	-	250,000	-	250,000	250,000
Gross proceeds	-	-	-	1,101,000	1,101,000
Debt discount	-	-	-	(672,254)	(672,254)
Amortization of debt discount	-	-	-	698,511	698,511
Repayments	-	-	(250,000)	(1,127,257)	(1,377,257)
Balance - December 31, 2021	$-	$-	$-	$-	$-	$-

*	In the event of default, these notes were convertible at 75% of the market price based upon the VWAP in preceding 10 days.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Convertible Notes Payable – Net

	Convertible		Convertible		Convertible
Terms	Notes Payable		Notes Payable		Notes Payable

Issuance dates of notes	2019 and Prior		February 2020 - December 2020		January 2021 - March 2021
Maturity date	2020		February 2021 - September 2021		May 2021 - March 2022
Interest rate	14%		10% - 14%		5% - 12%
Collateral	Unsecured		Unsecured		Unsecured
Conversion price	-	A		A		B
							Total

Principal	$-		$2,347,000		$2,550,000		$4,897,000

Balance - December 31, 2019	$4,436,684		$-		$-		$4,436,684
Gross proceeds	-		2,347,000		-		2,347,000
Debt discount	-		(2,347,000)		-		(2,347,000)
Amortization of debt discount	161,217		1,829,219		-		1,990,436
Repayments - cash	(438,698)		(130,061)		-		(568,759)
Repayments - common stock	(4,159,203)		(182,988)		-		(4,342,191)
Balance - December 31, 2020	-		1,516,170		-		1,516,170
Gross proceeds	-		-		2,550,000		2,550,000
Debt discount	-		-		(2,460,829)		(2,460,829)
Amortization of debt discount	-		517,781		2,460,829		2,978,610
Repayments - cash	-		-		(2,550,000	)D	(2,550,000)
Conversion to equity/debt modification	-		(2,110,898)		-		(2,110,898)
Reclassified to receivable	-		76,947	C	-		76,947
Balance - December 31, 2021	$-		$-		$-		$-

A	–	Convertible at 65% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

B	–	Convertible at 70% - 75% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

C	-	During 2021, the Company overpaid a note holder by $76,947 when settling the outstanding balance. This overpayment had been recorded as a receivable and was repaid in full in April 2021.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

D	-	During 2021, the Company repaid the $2,550,000 of convertible notes in full, however, one of the notes, having a principal of $2,300,000 was prepaid early. As a result, the Company paid an additional prepayment penalty equal to 120% of the outstanding amount due at the time of prepayment, resulting in additional interest expense of $465,239. Also, at the time of repayment, the embedded derivative liability ceased to exist.

Line of Credit

The Company had a $1,000,000 line of credit with a bank, bearing interest at 6%, which was due in April 2021. The line of credit was secured by all of the Company’s assets and was personally guaranteed by the owner of the majority of the Company’s voting shares. The balance at December 31, 2021 and 2020 was $0 and $912,870, respectively. In connection with the deconsolidation of TW in May 2021, the buyer assumed the line of credit.

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

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option liabilities with the following inputs:

	December 31, 2021	December 31, 2020
Expected term (years)	0.20 - 1 year	0.75 years
Expected volatility	143% - 291%	96% - 132%
Expected dividends	0%	0%
Risk free interest rate	0.03% - 0.09%	0.08% - 1.51%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at December 31, 2021 and 2020:

Derivative liability - December 31, 2019	$190,846
Fair value at commitment date	2,024,191
Fair value mark to market adjustment	(577,936)
Gain on derivative liability upon related debt settled	(279,573)
Derivative liability - December 31, 2020	1,357,528
Fair value at commitment date	1,877,250
Fair value mark to market adjustment	(1,806,763)
Gain on derivative liability upon related debt settled	(1,428,015)
Derivative liability - December 31, 2021	$-

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the years ended December 31, 2021 and 2020, the Company recorded a change in fair of derivative liabilities of $1,806,763 and $577,936, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

For the years ended December 31, 2021 and 2020, the Company recorded a derivative expense of $1,775,057 and $566,789, respectively.

During the year ended December 31, 2021, in connection with the repayment of convertible notes which contained embedded conversion features, the related derivative liabilities ceased to exist.

During the years ended December 31, 2021 and 2020, the Company recorded a gain of $1,428,015 and $279,573, respectively, related to the settlement of convertible debt which contained an embedded conversion feature and was separately bifurcated and classified as a derivative liability. The Company has recorded these gains in the accompanying consolidated statements of operations as a component of gain on settlement of liabilities.

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

Liabilities measured at fair value on a recurring basis consisted of the following at December 31, 2021 and 2020:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Derivative liabilities	December 31, 2021	(Level 1)	(Level 2)	(Level 3)

	$-	$-	$-	$-

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Derivative liabilities	December 31, 2020	(Level 1)	(Level 2)	(Level 3)

	$1,357,528	$-	$-	$1,357,528

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

At December 31, 2021 and 2020, respectively, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2021 and December 31, 2020, respectively:

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Operating Leases	$170,962	$248,677
Interest on lease liabilities	38,093	44,237
Total net lease cost	$209,055	$292,914

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020

Operating leases

Operating lease ROU assets - net	$486,668	$368,638

Operating lease liabilities - current	49,352	210,556
Operating lease liabilities - non-current	438,903	155,167
Total operating lease liabilities	$488,255	$365,723

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in measurement of lease liabilities Operating cash flows from operating leases	$145,684	$150,145

ROU assets obtained in exchange for lease liabilities Operating leases	$515,848	$355,203

Weighted average remaining lease term (in years) Operating leases	8.25	2.03

Weighted average discount rate Operating leases	5%	11%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Future minimum lease payments at December 31,

2022	$72,070
2023	60,294
2024	61,876
2025	63,460
Thereafter	349,330
Total lease payments	607,030
Less: amount representing interest	(118,775)
Total lease obligations	$488,255

In May 2021, the Company and its landlord mutually agreed to terminate the outstanding lease for ECS. The Company had an outstanding ROU liability of $228,752 at the date of termination. There was no gain or loss on lease termination.

Contingencies – Legal Matters

Matzinger - DigitizeIQ Litigation

On January 15, 2020, the Company and Carter Matzinger (formerly a member of the Board) (collectively, the “Surge Party”), and the former owners of the Company’s wholly owned subsidiary, DigitizeIQ, LLC (collectively, the “DigitizeIQ Party” and, together with the Surge Party, the “Parties”), entered into a settlement agreement (the “DigitizeIQ Settlement Agreement”) to settle any claims the Parties may have had against each other. The parties made claims against each other with regard to alleged breaches of an Exchange Agreement, a Non-Compete Agreement, and promissory notes issued by the Company to the DigitizeIQ Party (the “Digitize Promissory Notes”). Pursuant to the DigitizeIQ Settlement Agreement, the Parties, in addition to releasing all claims against each other, agreed to cooperate to ensure the complete transfer and assignment of the domain “digitizeiq.com” to the Company and agreed that the DigitizeIQ Promissory Notes are deemed terminated. As a result of the DigitizeIQ Promissory Notes being terminated, the Company reduced its liabilities by approximately $580,000.

True Wireless - Regulatory Matter

Regulatory matter before the Corporation Commission of Oklahoma (the “OCC”): Oklahoma Corporate Commission v True Wireless: Complaint Filed Feb 14, 2020. Compliance dispute. OCC has taken issue with some subscribers outside the designated service area. Seeking fines and other penalties up to an including revocation of license. Interim recommendation by ALJ is fine and revocation of license in OK. The May 7, 2021 sale of True Wireless took place subject to settlement of this matter with the OCC. The OCC and True Wireless’ new owner have concluded a settlement of this matter on September 8, 2021.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

True Wireless and Surge Holdings - Terracom Litigation

Global Reconnect, LLC and Terracom, Inc. v. Jonathan Coffman, Jerry Carroll, True Wireless, & Surge Holdings: In the Chancery Court of Hamilton County, TN, Docket # 20-00058, Filed Jan 21, 2020. On January 21, 2020, a complaint was filed related to a noncompetition dispute. Terracom believes Mr. Coffman and Mr. Carroll are in violation of their non-compete agreements by working for us and True Wireless, Inc. Oklahoma and Tennessee state law does not recognize non-compete agreements and are not usually enforced in the state courts of these states, as such we believe True Wireless has a strong case against Terracom. The matter is entering the discovery process. Both Mr. Carroll and Mr. Coffman are no longer working for True Wireless in sales. Mr. Carroll is off the payroll and Mr. Coffman works for SurgePays, Inc., but not in wireless sales. The complaint requests general damages plus fees and costs for tortious interference with a business relationship in their prayer for relief. They have made no written demand for damages at this point in time. The Company believes this matter is simply an anti-competitive attempt by Terracom to cause distress to True Wireless.

Surge Holdings – Juno Litigation

Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. Case is in discovery. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary.

Unimax - Litigation

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

Glen Eagles Litigation

SurgePays, Inc., formerly named as Surge Holdings, Inc., a Nevada corporation, Plaintiff, vs. Glen Eagles Acquisition LP, a Delaware limited partnership, Defendant; District Court Clark County, Nevada; Case No.: A-21-831204-B

ALTCORP TRADING, LLC, a Costa Rica limited liability company; et al, Plaintiffs, vs. Surge Holdings, Inc., a Nevada corporation; VSTOCK Transfer, LLC, a California limited liability company, et al; District Court Clark County, Nevada; Case No.: A-20-823039-B

These two lawsuits involved AltCorp Trading, LLC, Stanley Hills, LLC, and Glen Eagles Acquisition LP (the “AltCorp Parties.”). Each of these lawsuits were ultimately disputes relating to the total consideration the Company paid to GBT Technologies, Inc. (“GBT”) to acquire all of the assets of the entities that comprise the ECS Business (prior to the Company’s January 2020 acquisition of the entities themselves).

On October 18, 2021, the AltCorp Parties, GBT, and the Company entered into a non-binding Memorandum of Understanding (the “MOU”) to set up a framework for an attempt to settle the two lawsuits.

On December 22, 2021 (the “Effective Date”), pursuant to the framework in the MOU, the AltCorp Parties, Igor 1 Corp. (an entity related to the AltCorp Parties), the Company, ECS Prepaid LLC (“ECS LLC), and, in his individual capacity, Kevin Brian Cox (the Company’s Chief Executive Officer), entered into a Resolution of Purchase, Mutual Release, and Settlement Agreement (the “Settlement Agreement”) to settle the two lawsuits and resolve all disputes related to the consideration paid by the Company to GBT.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

This Settlement Agreement was entered into pursuant to a resolution of the Board authorizing the negotiation of and entry into of such agreement.

As part of this agreement, the Company has acquired GBT’s rights to a certain Master Distribution and Service Agreement between Interactive Communications International, Inc. and W.L. Petrey Wholesale Company, Inc., d/b/a UGO-HUB dated August 29, 2016 (the “MDA”), as amended. The MDA contains sales channel access to a variety of unique wholesale prepaid products with approximately $1,500,000 to $2,500,000 in monthly revenue. The MDA is the subject of a lawsuit between GBT and Robert Warren Jackson, RWJ Advanced Marketing LLC, and Gregory Bauer int federal district court in Nevada (the “GBT Lawsuit”).

If the result of the GBT Lawsuit is an assignment of the MDA to GBT or that GBT or an affiliate of GBT is the legal owner of the MDA, GBT or such affiliate will assign the MDA to Surge and GBT shall be entitled to receive the Escrow Amount. If the result of the GBT Lawsuit is a monetary judgment without the assignment or legal decree of ownership of the MDA, GBT shall be entitled to receive the Escrow Amount and shall assign and timely pay to the Company the first one million dollars ($1,000,000) GBT recovers from the defendants in the GBT Lawsuit. In the event that GBT does not prevail in the GBT Lawsuit then it shall be entitled to release of the Escrow Amount but shall be responsible for any fees and costs obligation sought by the defendants in the GBT Lawsuit.

The Company agreed to make total payments of four million two hundred thousand dollars ($4,200,000) to Stanley Hills, LLC on or prior to January 7, 2022. This $4.2 million amount consists of a total of four hundred fifty thousand dollars ($450,000) paid by the Company in November and December 2021, one hundred thousand dollars ($100,000) to be paid on or about January 4, 2022, and three million six hundred fifty thousand dollars ($3,650,000) to be paid on or prior to January 7, 2022 of which three hundred seventy-five thousand dollars ($375,000) will be held in escrow (the “Escrow Amount”). At December 31, 2021, the Company had accrued $3,750,000 as a settlement expense, which was paid on January 7, 2022.

In addition, Igor 1 Corp. as of the Effective Date, held one hundred ten thousand (110,000) shares of the Company’s common stock that has a restrictive legend (the “Igor Shares”). The owner of Igor 1 Corp. will be responsible for and shall pay for attempting to have the restrictive legend from the Igor Shares removed (with the Company agreeing to pay seven hundred fifty dollars ($750) to help pay for the legal opinion required). If Igor 1 Corp. is unable to have the legend removed prior to January 30, 2022, the Company will pay Igor 1 Corp. five hundred thousand dollars ($500,000) within five (5) trading days to purchase the Igor Shares back and then cancel them.

Glen Eagles and a related entity as of the Effective Date, held three thousand (3,000) shares of the Company’s common stock (the “Glen Eagles Shares”). The Glen Eagles shares shall be sold on the open market within thirty (30) days following the Effective Date. If for any reason the consideration for the Glen Eagles shares is less than fifteen thousand dollars ($15,000), the Company will have the obligation to compensate Glen Eagles for the difference between the actual amount received and $15,000. Such difference shall be paid within five (5) days of Glen Eagles providing written proof of the proceeds of the sale of the Glen Eagles Shares. Glen Eagles was paid $8,552.25 on February 16, 2022 for full settlement.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The Settlement Agreement replaces all prior agreements between the parties. In addition, within three (3) trading days of the last payment related to the $4.2 million payment to Stanley Hills being made, the parties shall make filings with the state District Court in Clark County, Nevada to dismiss both lawsuits, including, regarding the lawsuit filed by AltCorp Trading, LLC, the dismissal of the lawsuit as to VStock Transfer, LLC, to which the Company owed certain indemnification obligations. The parties agreed to a full mutual release of any disputes or claims between the parties. All matters were dismissed by stipulation of the parties on January 12, 2022.

Crystal Chapman, on behalf of herself and others similarly situated, Plaintiff versus SurgePays, Inc., Defendant; U.S. District Court for the Northern District of Illinois, Case No.: 1:21-cv-04272. On August 11, 2021, the plaintiffs filed a lawsuit alleging violations of the Telephone Consumer Protection Act as a putative class action. The plaintiffs are seeking unspecified damages and an order enjoining the Company or their agents from making autodialed calls. The case alleges contact to consumer(s) whose telephone numbers are on the Federal Do Not Call list, without their consent. There are no other counts under the TCPA or any other statute or tort. The Company vigorously disputes the allegations in this complaint as the Company only contacts consumers who have provided express written consent to be contacted. The Company believes it uses the leading software in the industry for lead verification and believes it can prove consent for all called parties. This matter was settled.

SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.

True Wireless and Surge Pays - Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter is in the early stages of the discovery process. Mr. Coffman is no longer working for True Wireless. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 9 – Stockholders’ Deficit

Reverse Stock Split

On November 2, 2021, the Company effected a 1 for 50 reverse stock split of all classes of its stock. All share and per share amounts have been retroactively restated to the earliest period presented.

At December 31, 2021, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	13,000,000 shares authorized
-	260,000 issued and outstanding
-	Par value - $0.001
-	Voting at 10 votes per share (2,600,000 votes)
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion into 1/10 of a share of common stock for each share held (26,000 common stock equivalents)

Series C, Convertible Preferred Stock

-	1,000,000 shares authorized
-	None issued and outstanding
-	Par value - $0.001
-	Voting at 250 votes per share
-	Ranks junior to any other class of preferred stock
-	Dividends – equal to the per share amount (as converted basis) as the common stockholders should the Board of Directors declare a dividend
-	Liquidation preference – original issue price plus any declared yet unpaid accrued dividends
-	Rights of redemption - none
-	Conversion into 250 shares of common stock for each share held

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

In October 2021, all Series C, Preferred stockholders, representing 721,598 shares issued and outstanding, agreed to convert their holdings into 3,607,980 shares of common stock. The transaction had a net effect of $0 on stockholders’ deficit.

Equity Transactions for the Year Ended December 31, 2021

NASDAQ Listing

On November 2, 2021, the Company was approved to be uplisted to NASDAQ. The common stock and warrants are traded on the Nasdaq Capital Market under the symbols SURG and SURGW, respectively.

Stock Issued for Services

The Company issued 13,411 shares of common stock for services rendered, having a fair value of $99,436 ($5 - $14.05/share), based upon the quoted closing trading price.

Stock and Warrants Issued for Cash and Related Direct Offering Costs

The Company issued an aggregate 4,862,247 shares of common stock for $21,294,800 ($4.30 -$8/share). In connection with raising these funds, the Company paid $2,222,952 in direct offering costs, resulting in net proceeds of $19,076,710.

Of the 4,862,247 shares issued in 2021, 4,600,000 shares and 690,000 were sold in connection with the Company’s uplist to NASDAQ as follows:

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

In connection with the Company’s sale of common stock, the Company incurred direct offering costs of $2,222,952 which were charged to additional paid-in capital. Net proceeds were $19,076,710.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

On November 4, 2021, the Company issued 230,000 five (5) year warrants to the underwriters. These warrants are exercisable beginning May 1, 2022 until November 1, 2026. The exercise price is $4.73/share. The fair value of these warrants was $647,897 based upon the following assumptions:

Expected term (years)	5
Expected volatility	118%
Expected dividends	0%
Risk free interest rate	0.53%

Since these warrants were issued as direct offering costs associated with the offering, the Company has accounted for these warrants as both a charge and increase to additional paid-in capital, resulting in a net effect on stockholders’ equity of $0.

Exercise of Warrants

The Company issued 2,133 shares of common stock in connection with a cashless exercise of warrants. The transaction had a net effect of $0 on stockholders’ equity.

Stock and Warrants Issued as Debt Discount

During 2021, the Company issued stock and warrants in connection with the issuance of debt and derivative liabilities totaling $3,562,829, which were recorded as debt discounts to be amortized over the life of the debt. The Company issued 18,000 shares of common stock along with 137,500 three (3) year warrants, having an exercise price of $8/share. The aggregate discount recorded was $2,645,890 for the stock and warrants which are reflected in the accompanying consolidated statements of stockholders’ equity. An additional discount of $102,194 was recorded in connection with the commitment date fair value of derivative liabilities for an aggregate discount of $2,748,084.

Fair value of the warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	118%
Expected dividends	0%
Risk free interest rate	0.53%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Conversion of Debt

The Company issued 709,674 shares of common stock in connection with the conversion of convertible debt, having a fair value of $3,363,561 ($0.05 - $10.38/share), based upon the quoted closing trading price.

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

Stock Issued in Settlement of Liabilities

The Company issued 276,702 shares of common stock to various vendors and debt holders to settle accounts payable, debt and derivative liabilities. The shares had a fair value of $1,997,977 ($4.50 - $15.99/share), based upon the quoted closing trading price. In connection with these debt settlements, the Company recorded a gain of $1,469,641.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Stock Issued in Acquisition of Membership Interest in ECS

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfrey’s. Pursuant to the agreements, the Company acquired all of the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 10,000 shares of the Company’s Common Stock. In addition, the agreements called for 500 shares of Common Stock to be issued to the Winfrey’s on a monthly basis over a 12-month period. During 2021, the Company issued 2,000 shares of common stock in full settlement of the agreements. The shares had a fair value of $17,900 ($8.95/share), based upon the quoted closing trading price. During 2020, the Company issued 5,500 shares.

Equity Transactions for the Year Ended December 31, 2020

Stock Issued and Warrants Issued for Cash

The Company issued 113,563 shares of common stock and 56,781 warrants for $1,068,500 ($9.41/share). Each warrant was exercisable at $37.50/share.

Stock and Warrants Issued as Debt Discount

During 2020, the Company issued 57,840 shares of common stock as a debt discount, having a fair value of $993,780 ($17.18/share), based upon the quoted closing trading price.

Conversion of Debt

The Company issued 268,534 shares of common stock in connection with the conversion of debt, having a fair value of $2,285,040 ($8.51/share), based upon the quoted closing trading price.

Make-whole Arrangement

The Company issued 79,614 shares of common stock to debt holders that were entitled to shares upon the settlement of debt and related accrued interest. The shares had a fair value of $377,492 ($4.74/share), based upon the quoted closing trading price.

Stock Issued for Debt Modification

The Company issued 9,600 shares of common stock in connection with the modification of debt arrangements. The shares had a fair value of $67,650 ($7.05 share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Stock Options

Stock option transactions under the Company’s Plan for the years ended December 31, 2021 and 2020 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2019	-	$-	0.00	$-	$-
Exercisable - December 31, 2019	-	$-	0.00	$-	$-
Granted	17,004	$16.00	7.00	$-	$8.75
Exercised	-	$-		$-
Cancelled/Forfeited	-	$-		$-
Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	0.00	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-

Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	0.00	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

During 2020, the Company granted 17,004 options to its Chief Executive Officer, having a fair value of $148,696, based upon the following management assumptions:

Year Ended
December 31, 2020

Exercise price	$16.00
Expected volatility	96.50%
Expected dividends	0.00%
Expected life in years	5.5
Risk-free interest rate	0.84%

Compensation expense recorded for stock-based compensation is as follows for the years ended December 31, 2021 and 2020, was $37,174 and $30,978,

As of December 31, 2021, compensation cost related to the unvested options not yet recognized was $80,544.

Weighted average period in which compensation will vest (years) 2.16 years. The unvested stock option expense is expected to be recognized through March 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Warrants

Warrant activity for the years ended December 31, 2021 and 2020 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding and exercisable - December 31, 2019	136,993	$35.50	1.98	$-
Granted	62,325	$26.50	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(5,000)	$40.00	-	-
Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Exercisable - December 31, 2020	194,317	$32.50	1.52	$-

Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Exercisable - December 31, 2020	194,317	$32.50	1.52	$-
Granted	5,935,450	$8.01	-	-
Exercised	(2,133)	$12.50	-	-
Cancelled/Forfeited	(44,650)	$23.49	-	-
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-

During 2021, the Company granted 277,950 warrants to convertible note holders and additional 137,500 warrants to note holders. These warrants were exercisable upon the grant date, had expiration dates ranging from 3 – 5 years, and exercise prices of $8 - $12/share.

Additionally, in connection with the NASDAQ uplisting, 5,290,000 warrants were sold for cash and an additional 230,000 warrants were issued as an underwriters discount. See above for additional discussion.

In connection with the Company’s NASDAQ uplisting, 433,017 warrants were repriced at a lower exercise price to better reflect the current market offering. No other terms had been modified. As a result, the Company recorded a warrant modification expense of $74,476 in the accompanying consolidated statements of operations with an offsetting increase to additional paid in capital.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 - 5
Expected volatility	119% - 146%
Expected dividends	0%
Risk free interest rate	0.07% - 1.15%

During 2020, the Company paid $95,000 for the cancellation of 5,000 warrants.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Note 10 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the years ended December 31, 2021 and 2020, are as follows:

	For the Years Ended December 31,
	2021	2020

Revenues
Surge Phone Wireless & Other	$7,428,114	$741,863
LogicsIQ	17,846,698	16,430,057
TW	1,157,981	2,372,977
ECS	24,627,796	34,861,891
Total	$51,060,589	$54,406,788
Cost of revenues
Surge Phone Wireless & Other	$6,083,498	$849,225
LogicsIQ	14,715,499	14,213,769
TW	306,062	3,003,099
ECS	23,785,551	33,872,018
Total	$44,890,610	$51,938,111
Operating expenses
Surge Phone Wireless & Other	$7,733,527	$8,066,653
LogicsIQ	2,425,422	2,147,406
TW	615,013	937,196
ECS	1,388,585	1,463,090
Total	$12,162,547	$12,614,345

Operating income (loss)
Surge Phone Wireless & Other	$(6,388,911)	$(8,174,015)
LogicsIQ	705,777	68,882
TW	236,906	(1,567,318)
ECS	(546,340)	(473,217)
Total	$(5,992,568)	$(10,145,668)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020

Total Assets
Surge Blockchain & Other	$14,244,440	$2,595,824
LogicsIQ	1,284,562	199,366
TW	-	(353,476)
ECS	3,971,200	4,883,357
Total	$19,500,202	$7,325,071
Total Liabilities
Surge Blockchain & Other	$13,871,370	$10,912,205
LogicsIQ	2,056,632	2,450,888
TW	-	4,301,249
ECS	20,879	386,695
Total	$15,948,881	$18,051,037

Note 11 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 26.14% to loss before taxes), are approximately as follows:

	December 31, 2021	December 31, 2020
Federal income tax benefit - 19.64%	$(2,657,000)	$(2,252,000)
State income tax - 6.5%	(880,000)	-
Tax effect of timing differences for income tax purposes	120,000	-
Non-deductible items	(495,000)	460,000
Subtotal	(3,912,000)	(1,792,000)
Change in valuation allowance	3,912,000	1,792,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020, respectively, are approximately as follows:

	December 31, 2021	December 31, 2020

Deferred Tax Assets

Bad debt	$6,000	$(368,000)
Gain on investment in Centercom - related party	48,000	44,000
Amortization of debt discount	434,000	423,000
Share based payments	(47,000)	(38,000)
Change in fair value of derivative liabilities	(321,000)	(121,000)
Other	(2,000)	(52,000)
Net operating loss carryforwards	(3,911,000)	(3,801,000)
Total deferred tax assets	(3,793,000)	(3,913,000)
Less: valuation allowance	3,793,000	3,913,000
Net deferred tax asset recorded	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

During the year ended December 31, 2021, the valuation allowance increased by approximately $2,120,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2021, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately 33,599,000 (approximately $7,824,000 at the blended tax rate). The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to December 31, 2017 expire through 2037.

These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three- year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted.

If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files corporate income tax returns in the United States and State of Tennessee jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2021 and 2020, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Subsequent Events

Management did an evaluation and no subsequent evets were identified.

