Form 10-Q
period 2022-03-31
SurgePays, Inc.
filed 2022-05-16
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2022 was 12,246,528 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash	$3,442,926	$6,283,496
Accounts receivable - net	5,644,120	3,249,889
Inventory	3,075,529	4,359,296
Prepaids	239,400	-
Total Current Assets	12,401,975	13,892,681

Property and equipment - net	204,158	200,448

Other Assets
Note receivable	176,851	176,851
Intangibles - net	3,270,107	3,433,484
Goodwill	866,782	866,782
Investment in CenterCom - former related party	418,105	443,288
Operating lease - right of use asset - net	462,716	486,668
Total Other Assets	5,194,561	5,407,073

Total Assets	$17,800,694	$19,500,202

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$5,645,134	$6,602,577
Accounts payable and accrued expenses - related party	1,369,611	1,389,798
Deferred revenue	317,700	276,250
Operating lease liability	36,871	49,352
Loans payable - related parties	1,086,413	1,553,799
Notes payable - SBA government	-	126,418
Notes payable - net	461,047	-
Total Current Liabilities	8,916,776	9,998,194

Long Term Liabilities
Loans payable - related parties	4,974,403	4,507,017
Notes payable - SBA government	1,125,572	1,004,767
Operating lease liability	429,354	438,903
Total Long Term Liabilities	6,529,329	5,950,687

Total Liabilities	15,446,105	15,948,881

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Series A, Convertible Preferred stock, $0.001 par value, 100,000,000 shares authorized, 13,000,000 and 13,000,000 shares issued and outstanding, respectively	260	260

Common stock, $0.001 par value, 500,000,000 shares authorized 12,063,834 and 12,063,834 shares issued and outstanding, respectively	12,064	12,064
Additional paid-in capital	38,710,587	38,662,340
Accumulated deficit	(36,335,677)	(35,123,343)
Stockholders’ equity before non-controlling interest	2,387,234	3,551,321
Non-controlling interest	(32,645)	-
Total Stockholders’ Equity	2,354,589	3,551,321

Total Liabilities and Stockholders’ Equity	$17,800,694	$19,500,202

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$21,141,372	$10,988,948

Costs and expenses
Cost of revenue	18,507,741	9,859,434
General and administrative expenses	3,683,782	3,237,684
Total costs and expenses	22,191,523	13,097,118

Loss from operations	(1,050,151)	(2,108,170)

Other income (expense)
Interest expense	(169,645)	(599,636)
Derivative expense	-	(1,775,057)
Change in fair value of derivative liabilities	-	303,850
Loss on investment in CenterCom - former related party	(25,183)	(73,773)
Gain on settlement of liabilities	-	141,578
Amortization of debt discount	-	(704,223)
Total other income (expense) - net	(194,828)	(2,707,261)

Net loss including non-controlling interest	$(1,244,979)	$(4,815,431)

Non-controlling interest	(32,645)	-

Net loss available to common stockholders	$(1,212,334)	$(4,815,431)

Loss per share - basic and diluted	$(0.10)	$(1.85)

Weighted average number of shares - basic and diluted	12,063,834	2,604,456

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	$-	$3,551,321

Recognition of stock based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Warrants issued as debt issue costs	-	-	-	-	-	-	38,953	-	-	38,953

Non-controlling interest	-	-	-	-	-	-	-	-	(32,645)	(32,645)

Net loss	-	-	-	-	-	-	-	(1,212,334)	-	(1,212,334)

March 31, 2022	260,000	$260	-	$-	12,063,834	$12,064	$38,710,587	$(36,335,677)	$(32,645)	$2,354,589

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Three Months Ended March 31, 2021

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2020	260,000	$260	721,598	$722	2,542,624	$2,543	$10,862,708	$(21,592,199)	$(10,725,966)

Stock issued for services rendered and recognition of share based compensation	-	-	-	-	63,000	63	61,508	-	61,571

Stock issued for cash	-	-	-	-	13,000,000	13,000	1,497,000	-	1,510,000

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	900,000	900	2,037,735	-	2,038,635

Conversion of debt	-	-	-	-	6,614,537	6,615	851,543	-	858,158

Stock issued under make-whole arrangement	-	-	-	-	757,345	757	89,644	-	90,401

Stock issued in connection with debt modification	-	-	-	-	695,818	696	108,235	-	108,931

Stock issued in settlement of liabilities	-	-	-	-	3,586,850	3,587	461,126	-	464,713

Stock issued for acquisition of membership interest in ECS	-	-	-	-	100,000	100	17,800	-	17,900

Net loss	-	-	-	-	-	-	-	(4,815,431)	(4,815,431)

March 31, 2021	260,000	$260	721,598	$722	28,260,174	$28,261	$15,987,299	$(26,407,630)	$(10,391,088)

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Operating activities
Net loss - including non-controlling interest	$(1,244,979)	$(4,815,431)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	171,068	217,958
Amortization of right-of-use assets	23,952	64,854
Amortization of debt discount/debt issue costs	-	704,223
Recognition of share based compensation	9,294	61,571
Change in fair value of derivative liabilities	-	(303,850)
Derivative expense	-	1,775,057
Gain on settlement of liabilities	-	(201,778)
Gain on equity method investment - Centercom - former related party	25,183	73,773
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(2,394,231)	(308,938)
Lifeline revenue - due from USAC	-	(9,169)
Inventory	1,283,767	(55,500)
Prepaids	(239,400)	(816)
Increase (decrease) in
Accounts payable and accrued expenses	(957,443)	(851,492)
Accounts payable and accrued expenses - related party	(20,187)	-
Deferred revenue	41,450	281,900
Operating lease liability	(22,030)	(67,716)
Net cash used in operating activities	(3,323,556)	(3,435,354)

Investing activities
Purchase of property and equipment	(11,401)	(2,615)
Net cash used in investing activities	(11,401)	(2,615)

Financing activities
Proceeds from stock and warrants issued for cash	-	1,510,000
Proceeds from loans - related party	-	1,255,000
Proceeds from notes payable	500,000	768,167
Repayments on notes payable	-	(1,466,719)
Repayments on SBA notes	(5,613)	-
Proceeds from convertible notes	-	2,300,000
Net cash provided by financing activities	494,387	4,366,448

Net increase (decrease) in cash	(2,840,570)	928,479

Cash - beginning of period	6,283,496	673,995

Cash - end of period	$3,442,926	$1,602,474

Supplemental disclosure of cash flow information
Cash paid for interest	$8,552	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$38,953	$-
Debt discount/issue costs recorded in connection with debt/derivative liabilities	$-	$2,038,635
Right-of-use asset obtained in exchange for new operating lease liability	$-	$515,848
Stock issued in connection with debt modification	$-	$108,931
Stock issued under make-whole arrangement	$-	$90,401

The accompanying notes are an integral part of these consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name		Incorporation Date	State of Incorporation
SurgePays, Inc.		August 18, 2006	Tennessee
KSIX Media, Inc.		November 5, 2014	Nevada
KSIX, LLC		September 14, 2011	Nevada
Surge Blockchain, LLC		January 29, 2009	Nevada
Injury Survey, LLC		July 28, 2020	Nevada
DigitizeIQ, LLC		July 23, 2014	Illinois
Surge Logics, Inc.		October 2, 2018	Nevada
Surge Payments, LLC		December 17, 2018	Nevada
Surgephone Wireless, LLC		August 29, 2019	Nevada
SurgePays Fintech, Inc.		August 22, 2019	Nevada
True Wireless, Inc.	*	October 29, 2020	Oklahoma
ECS Prepaid, LLC		June 9, 2009	Missouri
Torch Wireless, LLC	**	January 29, 2019	Wyoming
Central States Legal Services, Inc.		August 1, 2003	Missouri
Electronic Check Services, Inc.		May 19, 1999	Missouri

*	Entity was disposed of on May 7, 2021.
**	As of January 1, 2022, this was accounted for as a variable interest entity

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2022, the Company had:

●	Net loss available to common stockholders of $1,212,334; and
●	Net cash used in operations was $3,323,556

Additionally, at March 31, 2022, the Company had:

●	Accumulated deficit of $36,335,677
●	Stockholders’ equity of $2,354,589, and
●	Working capital of $3,485,199

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $3,442,926 at March 31, 2022.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2022, and our current capital structure including equity-based instruments and our obligations and debts.

Without sufficient revenues from operations, if the Company does not obtain additional capital, the Company will be required to reduce the scope of its business development activities or cease operations. The Company may explore obtaining additional capital financing and the Company is closely monitoring its cash balances, cash needs, and expense levels.

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

Management’s strategic plans include the following:

●	Continue the hyper growth of the Affordable Connectivity Program revenue stream,
●	Execution of business plan and significant revenue growth from prior period,
●	Pursuing a line of credit to achieve the hyper growth of the Affordable Connectivity Program,
●	Expand product and services offerings to a larger surrounding geographic area.
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Non-Controlling Interest

These consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Non-controlling Interests in the consolidated financial statements.

Variable Interest Entities

A variable interest entity (“VIE”) is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Under Accounting Standards Codification (“ASC”) 810 – Consolidations, where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

Effective January 1, 2022, the Company executed a management agreement with Torch Wireless (“Torch”). Generally, the Company was engaged to handle the following services:

●	Oversee management of the business being conducted by Torch,
●	Involved in the performance of Torch’s obligations under contracts regarding its business operations and maintenance of Torch’s customer relationships,
●	Assist Torch with regulatory compliance,
●	Manage all billing and collection functions, including the right to collect revenues related to Torch’s business operations, as part of the agreement, Torch may not participate in this function
●	Manage all payment functions related to the business, including the right to disburse funds, as part of the agreement, Torch may not participate in this function; and

On April 6, 2022, the Company acquired 100% of the equity of Torch in exchange for $800,000, resulting in Torch becoming a wholly-owned subsidiary in a transaction accounted for as a business combination. Payment for Torch is expected to be completed during the second quarter of 2022.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In addition, the Company will pay the Sellers monthly residual payments for customers enrolled by the Company through December 31, 2022 of either $2 or $3 per customer (depending on the category of customer). While Torch has existing operations, it has not yet generated material revenues. This transaction does not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K.

Torch is a provider of subsidized mobile broadband services to consumers qualifying under the federal guidelines of the U.S. Federal Communication Commission’s Affordable Connectivity Program (“ACP”). The ACP provides the Company up to a $100 reimbursement for the cost of each tablet device distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. With the purchase of Torch, the Company now has approval to offer subsidized mobile broadband in all fifty states.

At March 31, 2022, Torch is a VIE and has been consolidated with the Company’s financial position, results of operations, and cash flows.

The following table summarizes the carrying amounts of Torch’s assets and liabilities (after the elimination of intercompany transactions and balances) included in the Company’s consolidated balance sheet at March 31, 2022:

Assets
Cash	$1,017,756
Accounts receivable	1,665,906
Inventory	923,415
Total Assets	$3,607,077

Liabilities
Accounts payable	$63,254
Total Liabilities	$63,254

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

MARCH 31, 2022

(UNAUDITED)

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

For the Year Ended December 31, 2021

2022	$-
2023	52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

MARCH 31, 2022

(UNAUDITED)

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

Significant estimates during the three months ended March 31, 2022 and the year ended December 31, 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

MARCH 31, 2022

(UNAUDITED)

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At March 31, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

MARCH 31, 2022

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At March 31, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $137,218 and $137,218 at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, the Company recorded a bad debt expense of $0 and $0, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Inventory

Inventory primarily consists of primarily of tablets and sim cards. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. At March 31, 2022 and December 31, 2021, the Company had inventory of $3,075,529 and $4,359,296, respectively.

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

There were no impairment losses for the three months ended March 31, 2022 and 2021, respectively.

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

There were no impairment losses for the three months ended March 31, 2022 and 2021, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. At March 31, 2022, the Company’s operating leases contained renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

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

Upon conversion of a note where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are amortized to interest expense in the consolidated statements of operations, over the life of the underlying debt instrument.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2022 and December 31, 2021, respectively, contained a significant financing component.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

The following reflects additional discussion regarding our revenue recognition policies for each of our material revenue streams. For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancellable. Additionally, all contract consideration is fixed and determinable at the initiation of the contract. Performance obligations for Torch, TW and LogicsIQ are satisfied when services are performed. Performance obligations for ECS and SB are satisfied at point of sale.

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

Torch Wireless

Torch Wireless is licensed to provide subsidized mobile broadband services through the FCC’s Affordable Connectivity Program (ACP) to qualifying low-income customers in all fifty states. Revenues are recognized when an ACP application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Surge Blockchain

Revenues are generated through the sale of various products such as energy drinks, CBD products, and other top selling products in convenience store and bodega nationwide. At the time in which our products are sold at the store our performance obligation is considered complete. At point of sale, our web portal platform initiates an automated clearing house transaction (ACH) resulting in the recording revenue.

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

Surge Fintech and ECS

Revenues are generated through the sale of telecommunication products such as mobile phones, wireless top-up refills, and other mobile related products. At the time in which our products are sold through our online web portal (point of sale), our performance obligation is considered complete. At point of sale, our web portal platform initiates an automated clearing house transaction (ACH) resulting in the recording revenue.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

True Wireless (TW) (Former Subsidiary)

TW was licensed to provide wireless services to qualifying low-income customers in five states. Revenues were recognized when a lifeline application was completed and accepted. Each month we reconciled subscriber usage to ensure the service was utilized. A monthly file was submitted to the Universal Service Administrative Company for review and approval, at which time we completed our performance obligation and recognized accounts receivable and revenue. Revenues were recorded in the month when services were rendered, with payment typically received on the 15th of the following month. If the subscriber did not utilize the Lifeline service during the month, we had 15-days to cure usage. If not cured, the subscriber was de-enrolled from the lifeline program at day 45. This process to verify usage and de-enrollment had been temporarily suspended due to the COVID-19 pandemic. Historically, we had had an insignificant amount of subscribers de-enrolled.

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

At March 31, 2022 and 2021, the Company had deferred revenue of $317,700 and $276,250, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Surge Phone Wireless	$10,985,878	52%	$1,077	0%
Surge Fintech and ECS	4,770,440	23%	6,914,486	63%
Torch Wireless	3,062,153	14%	-	0%
LogicsIQ, Inc.	2,293,072	11%	3,408,403	31%
Surge Blockchain, LLC	29,829	0%	35,887	0%
True Wireless	-	0%	628,325	6%
Other	-	0%	770	0%
Total Revenues	$21,141,372	100%	$10,988,948	100%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2022 and 2021, respectively.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2022 and 2021, respectively.

Investment – Former Related Party

On January 17, 2019, we announced the completion of an agreement to acquire a 40% equity ownership of CenterCom Global, S.A. de C.V. (“CenterCom”). CenterCom is a dynamic operations center currently providing sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational support services. Our CenterCom team is based in El Salvador. CenterCom also provides call center support for various third-party clients.

Anthony N. Nuzzo, a director and officer and the holder of approximately 10% of our voting equity had a controlling interest in CenterCom Global. During 2022, Mr. Nuzzo passed away. See Form 8-K filed on March 24, 2022.

The strategic partnership with CenterCom as a bilingual operations hub has powered our growth and revenue. CenterCom has been built to support the infrastructure required to rapidly scale in synergy and efficiency to support our sales growth, customer service and development.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

At March 31, 2022 and December 31, 2021, our investment in CenterCom was $418,105 and $443,288, respectively.

During the three months ended March 31, 2022 and 2021, we recognized a loss of $25,183 and $73,773, respectively.

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

The Company recognized $86,637 and $446,760 in marketing and advertising costs during the three months ended March 31, 2022 and 2021, respectively.

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

The fair value of stock based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

When determining fair value of stock based compensation, the Company considers the following assumptions in the Black-Scholes model:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of March 31, 2022 and 2021 were as follows:

	March 31, 2022	March 31, 2021
Convertible notes payable and related accrued interest (1)	-	314,765
Warrants (2)	5,852,127	308,210
Stock options (3)	6,801	3,401
Series A, convertible preferred stock (4)	26,000	26,000
Series C, convertible preferred stock (5)	-	3,607,980
Total common stock equivalents	5,884,928	4,260,356

1	- exercise prices variable
2	- weighted average exercise price - $8.58/share and $30/share, respectively
3	- weighted average exercise price - $16/share and $16/share, respectively
4	- each share converts to 1/10 of a share of common stock
5	- each share converts to 250 shares of common stock

The convertible notes contain exercise prices that had a discount to market ranging from 70% - 75% of the 10 or 20 days (See Note 5). As a result, the amount computed for common stock equivalents could have changed given the quoted closing trading price at each reporting period.

Warrants and stock options included as commons stock equivalents represent those that are vested and exercisable.

Based on the potential common stock equivalents noted above at March 31, 2022 and December 31, 2021, respectively, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

We adopted this pronouncement on January 1, 2021; however, the adoption of this standard did not have a material effect on the Company’s consolidation financial statements.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We adopted this pronouncement on January 1, 2022; however, the adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ equity (deficit), or cash flows.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consisted of the following:

Type	March 31, 2022	December 31, 2021	Estimated Useful Lives (Years)

Computer equipment and software	$293,130	$283,484	3 - 5
Furniture and fixtures	84,507	82,752	5 - 7
	377,637	366,236
Less: accumulated depreciation	(173,479)	(165,788)
Property and equipment - net	$204,158	$200,448

Depreciation expense for the three months ended March 31, 2022 and 2021 was $7,691 and $15,831, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

Type	March 31, 2022	December 31, 2021	Estimated Useful Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(2,483,413)	(2,320,036)
Intangibles - net	$3,270,107	$3,433,484

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Amortization expense for the three months ended March 31, 2022 and 2021 was $163,377 and $202,127, respectively.

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Year Ended December 31, 2022:

2022 (9 months)	$490,131
2023	653,508
2024	653,508
2025	653,508
2026	653,508
2027	165,944
Total	$3,270,107

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Note 5 – Debt

The following represents a summary of the Company’s notes payable – SBA government, loans payable – related parties, notes payable and convertible notes, key terms, and outstanding balances at March 31, 2022 and December 31, 2021, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

					Total

Principal	$498,082	$150,000	$486,600	$518,167	$1,652,849

Balance - December 31, 2020	$498,082	$150,000	$486,600	$-	$1,134,682
Gross proceeds	-	-	-	518,167	518,167
Forgiveness of loan	(371,664)	-	-	-	(371,664	)1
Deconsolidation of subsidiary (“TW”)	-	-	(150,000)	-	(150,000	)2
Balance - December 31, 2021	126,418	150,000	336,600	518,167	1,131,185
Repayments	-	(2,176)	(3,437)	-	(5,613)
Balance - March 31, 2022	$126,418	$147,824	$333,163	$518,167	$1,125,572

1	During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2	In connection with the deconsolidation of TW in 2021, $150,000 was assumed by the buyer.

On April 27, 2022, the Company received forgiveness on a PPP loan of $524,144, of which $518,167 was for principal and $5,977 was for accrued interest. The Company will record the loan forgiveness as other income during the second quarter of 2022.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Notes Payable – Related Parties

	[1]	[2]	[3]
	Loan Payable	Loan Payable	Loan Payable
Terms	Related Party	Related Party	Related Party

Issuance dates of notes	Various	May 2020/January 2021	August 2021
Maturity date	January 1, 2025	March 2021 and	August 2031
Interest rate	10%	15%	10%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A

Balance - December 31, 2020	$3,341,940	$147,500	$-	$3,489,440
Gross proceeds	3,825,000	63,000	467,385	4,355,385
Accrued interest included in note balance	692,458	-	-	692,458
Conversion of debt into common stock	(2,265,967)	-	-	(2,265,967)
Repayments	-	(210,500)	-	(210,500)
Balance - December 31, 2021	5,593,431	-	467,385	6,060,816
No activity - 2022	-	-	-	-
Balance - March 31, 2022	$5,593,431	$-	$467,385	$6,060,816

1	Activity is with the Company’s Chief Executive Officer and Board Director (Kevin Brian Cox). Prior to September 30, 2021, these notes were either due on demand or had a specific due date. Additionally, these advances had interest rates from 6% - 15%. On September 30, 2021, all notes and related accrued interest were combined into two (2) new notes.

The new notes had due dates of June 30, 2022 or January 1, 2023. In April 2022, the notes were extended to January 1, 2023 and January 1, 2024, respectively. All notes bear interest at 10%. At September 30, 2021, the Company included $692,458 of accrued interest in the new note balance. In 2021, the Company issued 561,758 shares of common stock at $4.30/share to settle $2,415,560 of debt including principal of $2,265,967 and accrued interest of $149,593. As a result of the debt conversion with a related party, accordingly gains/losses are not recognized, however, the Company increased additional paid-in capital for $2,415,560.

2	Activity was with the Company’s former President, Chief Operating Officer and Board Director (Anthony Nuzzo). Mr. Nuzzo passed away in 2022.

3	Activity is with David May, who is a Board Member.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Notes Payable

Terms	Notes Payable	Note Payable	Notes Payable

Issuance dates of notes	March 2022	November 2019	August/September/October 2021
Maturity date	September 2022	November 2020	August/September/October 2022
Interest rate	19%	18%	10%
Default interest rate	26%	0%	0%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A
Warrants issued as discount/issue costs	15,000	N/A	2,406,250
				Total	In-Default

Principal	$500,000	$250,000	$1,101,000 *	$1,851,000

Balance - December 31, 2020	-	250,000	-	250,000	$250,000
Gross proceeds	-	-	1,101,000	1,101,000
Debt discount	-	-	(672,254)	(672,254)
Amortization of debt discount	-	-	698,511	698,511
Repayments	-	(250,000)	(1,127,257)	(1,377,257)
Balance - December 31, 2021	-	-	-	-	-
Gross proceeds	500,000	-	-	500,000
Debt issue costs	(38,953)	-	-	(38,953)
Balance - March 31, 2022	$461,047	$-	$-	$461,047	-

*	In the event of default, these notes were convertible at 75% of the market price based upon the VWAP in preceding 10 days. There were defaults.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Convertible Notes Payable – Net

	Convertible	Convertible		Convertible
Terms	Notes Payable	Notes Payable		Notes Payable

Issuance dates of notes	2019 and Prior	February 2020 - December 2020		January 2021 - March 2021
Maturity date	2020	February 2021 - September 2021		May 2021 - March 2022
Interest rate	14%	10% - 14%		5% - 12%
Collateral	Unsecured	Unsecured		Unsecured
Conversion price	A	A		B
						Total	In-Default

Principal	$-	$2,347,000		$2,550,000		$4,897,000

Balance - December 31, 2020	$-	$1,516,170		$-		$1,516,170	-
Gross proceeds	-	-		2,550,000		2,550,000
Debt discount	-	-		(2,460,829)		(2,460,829)
Amortization of debt discount	-	517,781		2,460,829		2,978,610
Repayments - cash	-	-		(2,550,000	)D	(2,550,000)
Conversion to equity/debt modification	-	(2,110,898)		-		(2,110,898)
Reclassified to receivable	-	76,947	C	-		76,947
Balance - December 31, 2021	$-	$-		$-		$-	$-

A	– Convertible at 65% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

B	– Convertible at 70% - 75% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

C	- During 2021, the Company over paid a note holder by $76,947 when settling the outstanding balance. This overpayment had been recorded as a receivable and was repaid in full in April 2021.

D	- During 2021, the Company repaid the $2,550,000 of notes in full, however, one of the notes, having a principal of $2,300,000 was prepaid early. As a result, the Company paid an additional prepayment penalty equal to 120% of the amount due, resulting in additional interest expense of $465,239. Also, at the time of repayment, the embedded derivative liability ceased to exist.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Line of Credit

The Company had a $1,000,000 line of credit with a bank, bearing interest at 6%, which was due in April 2021. The line of credit was secured by all of the Company’s assets and was personally guaranteed by the owner of the majority of the Company’s voting shares. The balance at March 31, 2022 and December 31, 2021 was $0 and $0, respectively. In connection with the deconsolidation of TW in May 2021, the buyer assumed the line of credit.

Note 6 – Derivative Liabilities

During 2021, the above convertible notes contained embedded conversion options with a conversion price that could result in issuing an undeterminable amount of future common stock to settle the host contract. Accordingly, the embedded conversion option is required to be bifurcated from the host instrument (convertible note) and treated as a liability, which is calculated at fair value, and marked to market at each reporting period.

The Company used the binomial pricing model to estimate the fair value of its embedded conversion option liabilities with the following inputs:

December 31, 2021
Expected term (years)	0.20 - 1 year
Expected volatility	143% - 291%
Expected dividends	0%
Risk free interest rate	0.03% - 0.09%

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at December 31, 2021:

Derivative liability - December 31, 2020	$1,357,528
Fair value at commitment date	1,877,250
Fair value mark to market adjustment	(1,806,763)
Gain on derivative liability upon related debt settled	(1,428,015)
Derivative liability - December 31, 2021	$-

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the three months ended March 31, 2022 and 2021, the Company recorded a change in fair of derivative liabilities of $0 and $303,850, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

For the three months years ended March 31, 2022 and 2021, the Company recorded a derivative expense of $0 and $1,775,057, respectively.

During the year ended December 31, 2021, in connection with the repayment of convertible notes which contained embedded conversion features, the related derivative liabilities ceased to exist.

During the three months ended March 31, 2022 and 2021, the Company recorded a gain of $0 and $141,578, respectively, related to the settlement of convertible debt which contained an embedded conversion feature and was separately bifurcated and classified as a derivative liability. The Company has recorded these gains in the accompanying consolidated statements of operations as a component of gain on settlement of liabilities.

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, respectively

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

At March 31, 2022 and December 31, 2021, respectively, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2022 and December 31, 2021, respectively:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating Leases	$23,952	$73,618
Interest on lease liabilities	5,868	6,542
Total net lease cost	$29,820	$80,160

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021

Operating leases

Operating lease ROU assets - net	$462,716	$486,668

Operating lease liabilities - current	36,871	49,352
Operating lease liabilities - non-current	429,354	438,903
Total operating lease liabilities	$466,225	$488,255

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash paid for amounts included in measurement of lease liabilities Operating cash flows from operating leases	$22,030	$67,716

ROU assets obtained in exchange for lease liabilities Operating leases	$-	$518,848

Weighted average remaining lease term (in years) Operating leases	8.24	6.09

Weighted average discount rate Operating leases	5%	8%

Future minimum lease payments at March 31, 2022

2022 (9 months)	$44,173
2023	60,294
2024	61,876
2025	63,460
Thereafter	349,177
Total lease payments	578,980
Less: amount representing interest	(112,755)
Total lease obligations	$466,225

In May 2021, the Company and its landlord mutually agreed to terminate the outstanding lease for ECS. The Company had an outstanding ROU liability of $228,752 at the date of termination. There was no gain or loss on lease termination.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Contingencies – Legal Matters

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

MARCH 31, 2022

(UNAUDITED)

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

Crystal Chapman, on behalf of herself and others similarly situated, Plaintiff versus SurgePays, Inc., Defendant; U.S. District Court for the Northern District of Illinois, Case No.: 1:21-cv-04272. On August 11, 2021, the plaintiffs filed a lawsuit alleging violations of the Telephone Consumer Protection Act as a putative class action. The plaintiffs are seeking unspecified damages and an order enjoining the Company or their agents from making autodialed calls. The case alleges contact to consumer(s) whose telephone numbers are on the Federal Do Not Call list, without their consent. There are no other counts under the TCPA or any other statute or tort. The Company vigorously disputes the allegations in this complaint as the Company only contacts consumers who have provided express written consent to be contacted. The Company believes it uses the leading software in the industry for lead verification and believes it can prove consent for all called parties. This matter was settled in the quarter ended December 31, 2021.

SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Note 9 – Stockholders’ Equity

Reverse Stock Split

On November 2, 2021, the Company effected a 1 for 50 reverse stock split of all classes of its stock. All share and per share amounts have been retroactively restated to the earliest period presented.

At March 31, 2022, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

In October 2021, all Series C, Preferred stockholders, representing 721,598 shares issued and outstanding, agreed to convert their holdings into 3,607,980 shares of common stock. The transaction had a net effect of $0 on stockholders’ equity.

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

MARCH 31, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

MARCH 31, 2022

(UNAUDITED)

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

Stock Options

Stock option transactions under the Company’s Plan for the three months ended March 31, 2022 and the year ended December 31, 2021 are summarized as follows:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining	Aggregate	Grant
Stock Options	Number of Options	Exercise Price	Contractual Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	-	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - March 31, 2022	17,004	$16.00	4.92	$-	$-
Vested and Exercisable - March 31, 2022	6,801	$16.00	4.92	$-	$-
Unvested and non-exercisable - March 31, 2022	10,202	$16.00	4.92	$-	$-

During 2022, an additional 3,400 options vested, which were held by the Company’s Chief Financial Officer.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Compensation expense recorded for stock-based compensation is as follows for the three months ended March 31, 2022 and 2021, was $9,294 and $9,294, respectively.

As of March 31, 2022, compensation cost related to the unvested options not yet recognized was $71,250.

Weighted average period in which compensation will vest (years) 1.92 years. The unvested stock option expense is expected to be recognized through March 2024.

Warrants

Warrant activity for the three months ended March 31, 2022 and the year ended December 31, 2021 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
Warrants	Number of Warrants	Average Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Exercisable - December 31, 2020	194,317	$32.50	1.52	$-
Granted	5,935,450	$8.01	-	-
Exercised	(2,133)	$12.50	-	-
Cancelled/Forfeited	(44,650)	$23.49	-	-
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	15,000	$4.73	-
Exercised	-	$-	-
Cancelled/Forfeited	(15,857)	$51.69	-
Outstanding - March 31, 2022	6,082,127	$8.55	2.69	$-
Vested and Exercisable - March 31, 2022	5,852,127	$8.58	2.62	$-
Unvested and non-exercisable - March 31, 2022	230,000	$8.00	4.60	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Warrant Transactions for the Three Months Ended March 31, 2022

In connection with $500,000 in notes issued (See Note 5), the Company issued 15,000 warrants, which are accounted for as debt issue costs, having a fair value of $38,953.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3
Expected volatility	120%
Expected dividends	0%
Risk free interest rate	2.45%

Warrant Transactions for the Year Ended December 31, 2021

During 2021, the Company granted 277,950 warrants to convertible note holders and additional 137,500 warrants to note holders. These warrants were exercisable upon the grant date, had expiration dates ranging from 3 – 5 years, and exercise prices of $8 - $12/share.

Additionally, in connection with the NASDAQ uplisting, 5,290,000 warrants were sold for cash and an additional 230,000 warrants were issued as an underwriters’ discount. The 230,000 warrants are exercisable six (6) months from the grant date in May 2022. See above for additional discussion.

In connection with the Company’s NASDAQ uplisting, 433,017 warrants were repriced at a lower exercise price to better reflect the current market offering. No other terms had been modified. As a result, for the year ended December 31, 2021, the Company recorded a warrant modification expense of $74,476 in the accompanying consolidated statements of operations with an offsetting increase to additional paid in capital.

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

The Company evaluated performance of its operating segments based on revenue and operating loss. All data below is prior to intercompany eliminations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Segment information for the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31,
	2022	2021

Revenues
SurgePhone Wireless	$10,985,878	$1,077
Torch Wireless	3,062,153	-
Surge Blockchain	29,829	35,887
LogicsIQ	2,293,072	3,408,403
Surge Fintech & ECS	4,770,440	6,915,256
True Wireless	-	628,325
SurgePays	-	-
Total	$21,141,372	$10,988,948

Cost of revenues
SurgePhone Wireless	$8,786,793	$2,469
Torch Wireless	3,092,209	-
Surge Blockchain	-	1,966
LogicsIQ	2,000,420	2,966,953
Surge Fintech & ECS	4,628,319	6,700,585
True Wireless	-	187,461
SurgePays	-	-
Total	$18,507,741	$9,859,434

Operating expenses
SurgePhone Wireless	$35,195	$11,762
Torch Wireless	27,131	-
Surge Blockchain	369	8,475
LogicsIQ	659,894	355,630
Surge Fintech & ECS	342,124	397,540
True Wireless	-	232,066
SurgePays	2,619,069	2,232,211
Total	$3,683,782	$3,237,684

Income (loss) from operations
SurgePhone Wireless	$2,163,890	$(13,154)
Torch Wireless	(57,187)	-
Surge Blockchain	29,460	25,446
LogicsIQ	(367,242)	85,820
Surge Fintech & ECS	(200,003)	(182,869)
True Wireless	-	208,798
SurgePays	(2,619,069)	(2,232,211)
Total	$(1,050,151)	$(2,108,170)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Segment information for the Company’s assets and liabilities at March 31, 2022 and December 31, 2021, are as follows:

	March 31, 2022	December 31, 2021

Total Assets
SurgePhone Wireless	$2,007,044	$(107,845)
Torch Wireless	6,067	-
Surge Blockchain	(578,728)	(703,014)
LogicsIQ	1,437,247	1,896,130
Surge Fintech & ECS	3,694,102	4,461,210
True Wireless	-	(988,169)
SurgePays	11,234,962	14,941,890
Total	$17,800,694	$19,500,202

Total Liabilities
SurgePhone Wireless	$10,036	$28,933
Torch Wireless	63,254	-
Surge Blockchain	197,614	202,045
LogicsIQ	2,577,559	3,181,807
Surge Fintech & ECS	72,043	275,351
True Wireless	-	2,430,268
SurgePays	12,525,599	9,830,477
Total	$15,446,105	$15,948,881

Note 11 – Subsequent Events

Stock Issued as Direct Offering Costs

In April 2022, the Company issued 200,000 shares of common stock for services rendered in connection with the Company’s NASDAQ uplisting in 2021. As a result, the Company recorded the par value of the common stock issued with a corresponding charge to additional paid-in capital, resulting in a net effect of $0 to stockholders’ equity.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Notes Payable and Warrants

In April 2022, the Company executed several notes for $3,500,000.

Secured Revolving Debt

Of the total, a maximum of $3,000,000 will be made available to the Company, issued pursuant to a series of 270-day (9 months) revolving notes for purposes of purchasing inventory and factoring accounts receivable.

The notes will accrue interest a monthly rate of 2% (24% annualized). The Company may take drawdowns based upon eligible accounts receivable. In the event that eligible accounts receivable is less than 80% of the loan amount, within four (4) business days, the Company will be required to make a payment to the lender so that the loan amount is no greater than 80% of the then current eligible accounts receivable. The maximum amount outstanding under the loan is the lesser of $3,000,000 or 80% of eligible accounts receivable. Additionally, any related accrued interest associated with this mandatory payment will also be due. These advances are secured by all assets of the Company.

Term Loans

Of the total, $500,000 of these notes are due in six (6) months, had an interest rate of 19% and a default interest rate of 26%. These notes were issued with an aggregate of 15,000 three (3) year warrants, having an exercise price of $4.73. The warrants are considered a debt issuance cost, which will be amortized over the life of the notes. These notes are unsecured.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2022 and 2021 and for the three months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

SurgePays, Inc (“SurgePays”, “we” the “Company”) was incorporated in Nevada on August 18, 2006, is a technology-driven company building a next generation supply chain software platform that offers wholesale goods and services in a cost-efficient manner as an alternative to traditional wholesale supply chain distribution models. We offer goods and services direct to convenience stores, bodegas, minimarts, tiendas and other corner stores, providing goods and services primarily to the underbanked community. Our products are currently distributed nationwide using our direct to store distribution (“DSD”) system that reaches more than 8,000 outlets. We market our products using a range of marketing mediums, including in-store merchandising and promotions, experiential marketing, sales spiffs and incentives, digital marketing and social media, and internal regional salespeople.

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

SurgePhone Wireless, Torch Wireless and LocoRabbit Wireless

SurgePhone and Torch, wholly owned subsidiaries of SurgePays, are a mobile virtual network operator (MVNO) company with 2 branded channels of business. SurgePhone and Torch are licensed by the U.S. Federal Communications Commission (the “FCC”) to provide subsidized mobile broadband services to consumers qualifying under the federal guidelines of the Affordable Connectivity Program (the “ACP”). The ACP (the successor program, as of March 1, 2022 to the Emergency Broadband Benefit program) provides SurgePhone up to a $100 reimbursement for the cost of each tablet device distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. SurgePhone has received approval to offer subsidized mobile broadband in these 14 states: California, Colorado, Florida, Illinois, Maryland, Mississippi, Missouri, Nevada, New Jersey, Ohio, Oklahoma, Rhode Island, Tennessee, and Texas. Torch Wireless has received approval to offer subsidized mobile broadband to all fifty states and Puerto Rico.

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

On April 29, 2022, we confidentially submitted an amended draft registration statement on Form S-1 with the SEC relating to an initial public offering of LogicsIQ’s common stock. If, after the SEC completes its review process, and subject to market and other conditions, the registration statement is declared effective and the initial public offering closes, LogicsIQ will still remain majority owned by SurgePays.

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

Mr. Nuzzo owned 50% of Centercom.

COMPARISON OF THREE MONTHS ENDED March 31, 2022 AND 2021

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At March 31, 2022 and December 31, 2020, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three months ended March 31, 2022 and 2021, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Revenue	$21,141,372	$10,988,948
Cost of revenue (exclusive of depreciation and amortization)	18,507,741	9,859,434
General and administrative expenses	3,683,782	3,237,684
Loss from operations	$(1,050,151)	$(2,082,170)

Revenue increased $10,152,424 (92%) primarily as a result of an increases in revenue for: SurgePhone Wireless of $10,984,801 and Torch Wireless of $3,062,153 offset by a decrease in Surge Fintech/ECS of $2,144,816 and LogicsIQ of $1,115,331. Loss from operations decreased by $1,032,019 (50%) primarily as a result of an increase in operating income in SurgePhone Wireless and Torch Wireless.

General and administrative expenses during the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Depreciation and amortization	$171,068	$217,958
Selling, general and administration	3,512,714	3,019,726
Total	$3,683,782	$3,237,684

Depreciation and amortization decreased $46,890 primarily as a result of fully depreciated assets.

Selling, general and administrative expenses during the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Contractors and consultants	$552,089	$378,549
Professional services	163,791	537,319
Compensation	1,728,482	961,202
Webhosting/internet	93,999	218,400
Advertising and marketing	86,637	446,759
Other	887,716	477,497
Total	$3,512,714	$3,019,726

Selling, general and administrative costs (S, G & A) increased by $492,988 (16%). The detail changes are discussed below:

*

Contractors and consultants increased to $552,089 in 2022 from $378,549 in 2021 primarily due to an increase in call center expenses related to the increase in subscribers of the ACP program. This program did not exist during the first quarter of 2021.

*	Professional services decreased from $537,319 in 2021 to $163,791 in 2022 primarily as a result of placement fees for various funding sources paid in 2021.

*	Compensation increased from $961,202 in 2021 to $1,728,482 in 2022 primarily as a result of one-time bonuses paid to various management personnel in 2022.

*	Webhosting/internet costs decreased to $93,999 in 2022 from $218,400 in 2021.

*

Advertising and marketing costs decreased to $86,637 in 2022 from $446,759 in 2021 primarily due to a normalization of advertising costs in 2022. The Company implementing new advertising and marketing campaigns in the first quarter of 2021.

*	Other costs increased to $887,716 in 2022 from $477,497 in 2021 primarily due to the following changes period over period:

●	Building expenses decreased by $13,922
●	insurance expense increased by $353,788 as a result of additional coverages required as part of uplisting to Nasdaq in the fourth quarter of 2021.
●	Officed expenses increased by $12,638
●	other operating expense decreased by $6,585

Other (expense) income during the three months ended March 31, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Interest, net	$(169,645)	$(599,635)
Change in fair value of derivative liability	-	303,850
Derivative expense	-	(1,775,057)
Amortization of debt discount	-	(704,225)
Gain on equity investment in Centercom	(25,183)	(73,773)
Gain (loss) on settlement of liabilities	-	141,579
Total Other (expense) income	$(194,828)	$(2,707,261)

Interest expense decreased due to the repayment of various notes during 2021.

The loss on equity investment in Centercom of $25,183 in 2022 compared to an equity loss of $73,773 in 2021.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and nine months ended March 31, 2022 and 2021, are as follows:

	For the Three Months Ended March 31,
	2022 (unaudited)	2021 (unaudited)

Revenues
SurgePhone Wireless	$10,985,878	$1,077
Torch Wireless	3,062,153	-
Surge Blockchain	29,829	35,887
LogicsIQ	2,293,072	3,408,403
Surge Fintech & ECS	4,770,440	6,915,256
True Wireless	-	628,325
SurgePays	-	-
Total	$21,141,372	$10,988,948

Cost of revenues
SurgePhone Wireless	$8,786,793	$2,469
Torch Wireless	3,092,209	-
Surge Blockchain	-	1,966
LogicsIQ	2,000,420	2,966,953
Surge Fintech & ECS	4,628,319	6,700,585
True Wireless	-	187,461
SurgePays	-	-
Total	$18,507,741	$9,859,434

Operating expenses
SurgePhone Wireless	$35,195	$11,762
Torch Wireless	27,131	-
Surge Blockchain	369	8,475
LogicsIQ	659,894	355,630
Surge Fintech & ECS	342,124	397,540
True Wireless	-	232,066
SurgePays	2,619,069	2,232,211
Total	$3,683,782	$3,327,684

Operating income (loss)
SurgePhone Wireless	$2,163,890	$(13,154)
Torch Wireless	(57,187)	-
Surge Blockchain	29,460	25,446
LogicsIQ	(367,242)	85,820
Surge Fintech & ECS	(200,003)	(182,869)
True Wireless	-	208,798
SurgePays	(2,619,069)	(2,232,211)
Total	$(1,050,151)	$(2,108,170)

	March 31, 2022 (unaudited)	December 31, 2021 (audited)

Total Assets
SurgePhone Wireless	$2,007,043	$(161,110)
Torch Wireless	6,067	-
Surge Blockchain	(578,728)	(608,188)
LogicsIQ	1,437,247	1,284,562
Surge Fintech & ECS	3,694,102	3,870,409
True Wireless	-	-
SurgePays	11,234,963	15,114,529
Total	$17,800,694	$19,500,202

Total Liabilities
SurgePhone Wireless	$10,036	$5,773
Torch Wireless	63,254	-
Surge Blockchain	197,614	197,614
LogicsIQ	2,577,559	2,056,886
Surge Fintech & ECS	72,043	48,346
True Wireless	-	-
SurgePays	12,525,160	13,640,262
Total	$15,445,666	$15,948,881

SurgePhone Wireless and Torch Wireless

The SurgePhone Wireless revenue for the three months ended March 31,2022 increased by $10,984,801 as compared to the three months ended March 31, 2021. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). These programs provided $10,985,878 in new revenue for the quarter ended March 31, 2022. Cost of revenues for the three months ended March 31, 2022, increased by $8,784,324 from the same period ended March 31, 2021, as a result of the purchases of devices, data usage expenses and commission paid for the ACP program. The operating income increased from a loss of $13,154 as of the three months ended March 31, 2021, to operating income of $2,163,890 as of three months ended March 31, 2022.

The Torch Wireless revenue for the three months ended March 31,2022 increased by $3,062,153 as compared to the three months ended March 31, 2021. The increase was a result of the acquisition of Torch Wireless on March 31, 2022 which is licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). This program provided $3,062,153in new revenue from the same period ended March 31, 2021, Cost of revenues for the three months ended March 31, 2022 increased by $3,092,209 as a result of the purchases of devices, data usage expenses and commission paid for the ACP program. The operating loss was $57,187 as of three months ended March 31, 2022.

Surge Blockchain

The revenue for the three months ended March 31, 2022 decreased by $6,058 compared to the three months March 31, 2021. The operating income for the three months ended March 31, 2022 increased by $4,014 compared to the same period in 2021.

LogicsIQ

The revenue for the three months ended March 31, 2022 decreased by $1,115,331 compared to the three months ended March 31, 2021. LogicsIQ has two main revenue streams, leads generation and retained services. The lead generation segment decreased by $587,070 as of the three months ended March 31, 2022 from the same period in 2021. The retained services segment decreased by $528,261 as of the three months ended March 31, 2022 from the same period in 2021. Operating income decreased by $453,062 for comparable periods of 2022 to 2021. LogicsIQ ended with an operating loss of $367,242 for the three months ended March 31, 2022 compared to an operating income of $85,820 for the same period in 2021.

Surge Fintech and ECS

The revenue for the three months ended March 31, 2022 was $4,770,440 compared to $6,915,256 for the same period in 2021. The decrease of 31% was a continuing result of the impact of COVID-19 and our strategic plan to move our salesforce from independent contractors to employed salespersons.

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

Overall

Each segment was impacted by COVID-19 in varying degrees, however, the overall increase in revenue of $10,152,424 from 2021 to 2022 for the three months ended March 31, can be attributable to opening of some markets and the new revenue stream of the EBB program. The net operating loss improved by $1,058,019 from three months ended March 31, 2021 to the three months ended March 31, 2022.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At March 31, 2022 and December 31, 2021, our current assets were $12,401,975 and $13,892,681, respectively, and our current liabilities were $8,916,776 and $9,998,194, respectively, which resulted in a working capital surplus of $3,485,199 on March 31, 2022 and a working capital deficit of $3,894,487 on December 31, 2021.

Total assets at March 31, 2022 and December 31, 2021 amounted to $17,800,694 and $19,500,202, respectively. At March 31, 2022, assets consisted of current assets of $12,401,975, net property and equipment of $204,158, net intangible assets of $3,270,107, goodwill of $866,782, equity investment in Centercom (related party) of $418,105, note receivable of $176,850 and net operating lease right of use asset of $462,716, as compared to current assets of $13,892,681, net property and equipment of $200,448, net intangible assets of $3,433,484, goodwill of $866,782, equity investment in Centercom (related party) of $443,288, notes receivable of $176,851 and net operating lease right of use asset of $486,668 at December 31, 2021.

At March 31, 2022, our total liabilities of $15,446,105 decreased by $502,776 from $15,948,881 at December 31, 2021.

At March 31, 2022, our total stockholders’ equity was $2,354,589 as compared to $3,551,321 at December 31, 2021. The principal reason for the decrease in stockholders’ equity was the impact of the net loss for the period.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021

Net cash used in operating activities	$(3,323,556)	$(3,435,354)
Net cash used in investing activities	(11,401)	(2,615)
Net cash provided by financing activities	494,387	4,366,448
Net change in cash and cash equivalents	$(2,840,570)	$928,479

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

We believe we will have a net income for the three months ended June 30, 2022 and continue to increase net income over the remaining periods of 2022. We expect the ACP revenue stream to increase month over month for the remainder of 2022. Our attention will shift quickly from our hyper growth in the broadband sector to the emphasis of on-boarding merchants and stores on our fintech platform. This will allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business. At this point in time, the Company does not anticipate the need to raise capital through any equity plays. We may need from time to time a line of credit to enhance the hyper growth in the ACP programs.

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay up to eight (8) weeks of payroll costs, including benefits. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loans may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first nine (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the nine (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On January 25, 2022, the Company was notified of $371,665 in forgiveness of the $498,082 SBA guaranteed PPP loan with Bank3. The outstanding balance of $126,418 is a 30-year, 1% annual interest rate. In addition, the Company received $636,600 in several Economic Injury Disaster Loans with the Small Business Administration. These loans all carry a 3.75% interest rate payable over 30 years. First payment due 12 months from date of note.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of March 31, 2022, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

The following is summary of threatened, pending, asserted or un-asserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since December 31, 2021.

(1)	True Wireless and Surge Holdings - Terracom Litigation

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

(2)	Unimax - Litigation

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

(3)	Glen Eagles Litigation

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

The Company agreed to make total payments of four million two hundred thousand dollars ($4,200,000) to Stanley Hills, LLC on or prior to January 7, 2022. This $4.2 million amount consists of a total of four hundred fifty thousand dollars ($450,000) paid by the Company in November and December 2021, one hundred thousand dollars ($100,000) to be paid on or about January 4, 2022, and three million six hundred fifty thousand dollars ($3,650,000) to be paid on or prior to January 7, 2022 of which three hundred seventy-five thousand dollars ($375,000) will be held in escrow (the “Escrow Amount”). The Company paid the $3,750,000 on or prior to January 7, 2022.

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

(4) Crystal Chapman, on behalf of herself and others similarly situated, Plaintiff versus SurgePays, Inc., Defendant; U.S. District Court for the Northern District of Illinois, Case No.: 1:21-cv-04272.

On August 11, 2021, the plaintiffs filed a lawsuit alleging violations of the Telephone Consumer Protection Act as a putative class action. The plaintiffs are seeking unspecified damages and an order enjoining the Company or their agents from making autodialed calls. The case alleges contact to consumer(s) whose telephone numbers are on the Federal Do Not Call list, without their consent. There are no other counts under the TCPA or any other statute or tort. The Company vigorously disputes the allegations in this complaint as the Company only contacts consumers who have provided express written consent to be contacted. The Company believes it uses the leading software in the industry for lead verification and believes it can prove consent for all called parties. This matter was settled in the quarter ended December 31, 2021.

(5) SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.

(6) True Wireless and Surge Pays - Litigation

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2022, the Company did not issue any shares not previously reported in Current Report on Form 8-K or a quarterly report on Form 10-Q.

In April 2022, the Company issued 200,000 shares of common stock for services rendered in connection with the Company’s NASDAQ uplisting in 2021. As a result, the Company recorded the par value of the common stock issued with a corresponding charge to additional paid-in capital, resulting in a net effect of $0 to stockholders equity. The shares were issued in reliance on the exemption from registration under the Securities Act in Section 4(a)(2) of the Securities Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Mr. Kevin Brian Cox (the “Executive”) has been the Chief Executive Officer of SurgePays, Inc. (the “Company”) since July 2017. On May 13, 2022, the Company entered into a new employment agreement (the “Agreement”) with the Executive.

Following is a summary of the key provisions of the Agreement.

Term of Employment: The Agreement has an effective date of May 13, 2022 and continues for a period of five years (the “Initial Term”). The Agreement will automatically renew and continue for successive one year terms unless terminated pursuant to qualifying termination events (the “Renewal Term”). In addition, either party may terminate the Agreement by sending written notice to the other party, not more than 270 days and not less than 90 days before the end of the then-existing term of employment, of such party’s desire to terminate the Agreement at the end of the then-existing term.

Base Compensation: During the term of the Agreement, the Executive will receive a base salary of $475,000 per year (the “Base”) and, provided that the Company’s EBITDA was positive in the prior calendar year, the Base will be increased on January 1 of each year by six percent (6%) per annum.

Cash Bonus: The Executive will receive a cash bonus each year of the greater of (i) between 2.5% and 10% of the Company’s calendar year EBITDA (with the marginal percentage decreasing as EBITDA increases from $1 million to $3 million). By way of example only, if EBITDA is $1.5 million, Executive will receive $137,500 ((10% of $1 million = $100,000) plus (7.5% of $500,000 = $37,500)) and (ii) between 30% and 150% of base salary determined by the relationship between the Company’s annual performance and an annual target performance set each year by mutual agreement between the Board of Directors of the Company (the “Board”) and the Executive (with the percentage of base salary increasing as the percentage of target increases from 79% to over 150%).

Stock Bonus: The Company will issue, out of its equity incentive plan to be approved by its shareholders in the future, three different categories of stock bonuses and one category of options:

(i)	EBITDA based issuances – 500,000 shares of common stock upon the Company first reaching positive cash flow EBITDA for a quarter of any amount and then reaching positive cash flow EBITDA for a quarter of milestones of $1 million, $3 million, and $5 million.

(ii)	Market Capitalization based issuances – 500,000 shares of common stock upon the Company reaching the following market capitalization milestones: $250 million, $500 million, $1 billion, $2 billion, $3 billion, $4 billion, and $5 billion.

(iii)	Business Metrics Growth based issuances – award incentives for achieving 25,000, 50,000, 100,000 active stores on the SurgePays network and 250,000, 500,000, 1,000,000 Wireless MVNO/Mobile broadband or digital content customers – up to a total of 2.75 million shares of common stock. In addition, Executive will be issued 500,000 shares of common stock per increment of 500,000 total subscribers (Wireless MVNO, Mobile Broadband or digital content customers) of the Company beyond 1 million total subscribers.

(iv)	Options to purchase 250,000 shares of common stock on January 1st of each year from 2023 through 2026. In addition, the Company will issue 250,000 options to Executive in 2022 following shareholder approval of the Company’s equity incentive plan.

Benefits: The Executive will be eligible to participate in all health, medical, dental, and life insurance employee benefits as are available from time to time to other key executive employees and their families. The Executive will be entitled to receive an annual car allowance of up to $15,000 per year, home office expense reimbursement of up to $5,000 per month, and a remote housing allowance of up to $10,000 per month. The Executive is also entitled to be reimbursed for up to $10,000 per year in costs associated with income tax preparation and estate planning.

Termination and Severance: The Company or the Executive may terminate the Agreement and the Executive’s employment in various circumstances and, depending on the circumstances, the benefits that may be due following such termination are described below.

For a termination by the Company with Cause (as defined in the Agreement), no severance benefits are payable.

For a termination due to death, disability, by Executive following a Change in Control, or by Executive due to Constructive Termination (both as defined in the Agreement), the Executive will be entitled to (a) a payment equal to the greater of (i) two (2) years’ worth of the then-existing Base and the last year’s bonus and (ii) the Base payable through the remaining Initial Term (if applicable). The Executive will also be entitled to retain his benefits for the remainder of the Initial Term or Renewal Term, as then applicable.

Executive Covenants: In consideration of the Executive’s continued employment with the Company and the benefits and payments described in the Agreement, the Executive agrees to (i) nondisclosure of Company confidential information during his term of employment with the Company and for five years thereafter; (ii) not to compete with the Company during the term of his employment (owning up to 10% of a publicly traded company that competes with the Company is permitted); (iii) for 12 months following termination of his Employment, not to solicit customers and not to recruit or hire the Company’s employees. The non-solicit and non-compete provisions are not applicable if termination of Employment was by Executive following a Change in Control or by Executive due to Constructive Termination; and (iv) not to disparage the Company or its officers, executives or Board members.

The preceding description of the Agreement is a summary of its material terms, does not purport to be complete, and is qualified in its entirety by reference to the Agreement, a copy of which is being filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1+*	Employment Agreement between SurgePays, Inc. and Kevin Brian Cox
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.
Date: May 16, 2022
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

