Form 10-Q
period 2022-06-30
SurgePays, Inc.
filed 2022-08-11
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2022 was 12,412,767 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$8,704,526	$6,283,496
Accounts receivable - net	8,322,807	3,249,889
Inventory	5,675,741	4,359,296
Prepaids	44,054	-
Total Current Assets	22,747,128	13,892,681

Property and equipment - net	887,374	200,448

Other Assets
Note receivable	176,851	176,851
Intangibles - net	3,106,730	3,433,484
Goodwill	1,666,782	866,782
Investment in Centercom - former related party	453,624	443,288
Operating lease - right of use asset - net	452,374	486,668
Total Other Assets	5,856,361	5,407,073

Total Assets	$29,490,863	$19,500,202

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$11,292,759	$6,602,577
Accounts payable and accrued expenses - related party	2,184,896	1,389,798
Deferred revenue	107,500	276,250
Operating lease liability	37,733	49,352
Loans payable - related parties	1,086,413	1,553,799
Notes payable - SBA government	-	126,418
Notes payable - net	6,621,664	-
Total Current Liabilities	21,330,965	9,998,194

Long Term Liabilities
Loans payable - related parties	4,974,403	4,507,017
Notes payable - SBA government	593,522	1,004,767
Operating lease liability	419,574	438,903
Total Long-Term Liabilities	5,987,499	5,950,687

Total Liabilities	27,318,464	15,948,881

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Series A, Convertible Preferred stock, $0.001 par value, 100,000,000 shares authorized, 13,000,000 and 13,000,000 shares issued and outstanding, respectively	260	260
Series C, Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 12,348,834 and 12,063,834 shares issued and outstanding, respectively	12,349	12,064
Additional paid-in capital	39,420,055	38,662,340
Accumulated deficit	(37,308,714)	(35,123,343)
Stockholders’ equity	2,123,950	3,551,321
Non-controlling interest	48,449	-
Total Stockholders’ Equity	2,172,399	3,551,321

Total Liabilities and Stockholders’ Equity	$29,490,863	$19,500,202

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$28,005,144	$11,377,928	$49,146,515	$22,366,876

Costs and expenses
Cost of revenue	25,814,153	10,051,119	44,321,894	19,908,428
General and administrative expenses	3,038,529	2,736,435	6,722,310	5,976,244
Total costs and expenses	28,852,682	12,787,554	51,044,204	25,884,672

Loss from operations	(847,538)	(1,409,626)	(1,897,689)	(3,517,796)

Other income (expense)
Interest expense	(566,999)	(2,096,600)	(736,644)	(3,400,459)
Derivative expense	-	-	-	(1,775,057)
Change in fair value of derivative liabilities	-	645,830	-	949,680
Gain (loss) on investment in Centercom	35,519	49,145	10,336	(24,628)
Gain on settlement of liabilities	-	701,404	-	842,982
Amortization of debt discount	(37,068)	1,895,871	(37,068)	1,895,871
Gain on forgiveness of PPP loan - government	524,143	-	524,143	-
Total other income (expense) - net	(44,405)	1,195,650	(239,233)	(1,511,611)

Net loss including non-controlling interest	(891,943)	(213,976)	(2,136,922)	(5,029,407)

Non-controlling interest	81,094	-	48,449	-

Net loss available to common stockholders	$(973,037)	$(213,976)	$(2,185,371)	$(5,029,407)

Loss per share - basic and diluted	$(0.07)	$(0.07)	$(0.18)	$(1.73)

Weighted average number of shares - basic and diluted	12,268,669	3,087,881	12,166,817	2,902,607

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	$-	$3,551,321

Recognition of stock-based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Warrants issued as debt issue costs	-	-	-	-	-	-	38,953	-	-	38,953

Non-controlling interest	-	-	-	-	-	-	-	-	(32,645)	(32,645)

Net loss	-	-	-	-	-	-	-	(1,212,334)	-	(1,212,334)

March 31, 2022	260,000	260	-	-	12,063,834	12,064	38,710,587	(36,335,677)	(32,645)	2,354,589

Recognition of stock-based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Stock issued as direct offering costs	-	-	-	-	200,000	200	(200)	-	-	-

Stock issued to purchase software	-	-	-	-	85,000	85	411,315	-	-	411,400

Warrants issued as debt issue costs	-	-	-	-	-	-	76,451	-	-	76,451

Warrants issued as interest expense	-	-	-	-	-	-	212,608	-	-	212,608

Non-controlling interest	-	-	-	-	-	-	-	-	81,094	81,094

Net loss	-	-	-	-	-	-	-	(973,037)	-	(973,037)

June 30, 2022	260,000	$260	-	$-	12,348,834	$12,349	$39,420,055	$(37,308,714)	$48,449	$2,172,399

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2020	260,000	$260	721,598	$722	2,542,624	$2,543	$10,862,708	$(21,592,199)	$(10,725,966)

Stock issued for services rendered and recognition of share-based compensation	-	-	-	-	1,260	1	61,570	-	61,571

Stock issued for cash	-	-	-	-	260,000	260	1,509,740	-	1,510,000

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	18,000	18	2,038,617	-	2,038,635

Conversion of debt	-	-	-	-	132,291	132	858,026	-	858,158

Stock issued under make-whole arrangement	-	-	-	-	15,147	15	90,386	-	90,401

Stock issued in connection with debt modification	-	-	-	-	13,916	14	108,917	-	108,931

Stock issued in settlement of liabilities	-	-	-	-	71,737	72	464,641	-	464,713

Stock issued for acquisition of membership interest in ECS	-	-	-	-	2,000	2	17,898	-	17,900

Net loss	-	-	-	-	-	-	-	(4,815,431)	(4,815,431)

March 31, 2021	260,000	260	721,598	722	3,056,975	3,057	16,012,503	(26,407,630)	(10,391,088)

Stock issued for services rendered and recognition of share-based compensation	-	-	-	-	1,260	1	10,268	-	10,269

Recognition of stock option expense and related true up adjustment	-	-	-	-	-	-	(26,741)	-	(26,741)

Stock issued in settlement of liabilities	-	-	-	-	171,863	172	1,290,265	-	1,290,437

Net loss	-	-	-	-	-	-	-	(213,976)	(213,976)

June 30, 2021	260,000	$260	721,598	$722	3,230,098	$3,230	$17,286,295	$(26,621,606)	$(9,331,099)

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating activities
Net loss - including non-controlling interest	$(2,136,922)	$(5,029,407)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	362,629	398,240
Amortization of right-of-use assets	34,294	92,531
Amortization of debt discount/debt issue costs	37,068	1,351,351
Recognition of share-based compensation	18,588	45,099
Warrants issued for interest expense	212,608	-
Change in fair value of derivative liabilities	-	(949,680)
Derivative expense	-	1,775,057
Gain on settlement of liabilities	-	(840,932)
(Gain) loss on equity method investment - Centercom - former related party	(10,336)	24,628
Gain on forgiveness of PPP loan	(524,143)	-
Gain on deconsolidation of subsidiary (True Wireless)	-	(1,895,871)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(5,072,918)	(411,943)
Lifeline revenue - due from USAC	-	105,532
Inventory	(1,316,445)	(71,700)
Prepaids	(44,054)	(462)
Increase (decrease) in
Accounts payable and accrued expenses	4,696,158	1,824,604
Accounts payable and accrued expenses - related party	795,098	(1,305,278)
Deferred revenue	(168,750)	122,600
Operating lease liability	(30,948)	(89,616)
Net cash used in operating activities	(3,148,073)	(4,855,247)

Investing activities
Purchase of property and equipment	(11,401)	(45,983)
Purchase of software	(300,000)	-
Acquisition of Torch, Inc.	(800,000)	-
Cash disposed in deconsolidation of subsidiary (True Wireless)	-	(325,316)
Net cash used in investing activities	(1,111,401)	(371,299)

Financing activities
Proceeds from stock and warrants issued for cash	-	1,510,000
Proceeds from loans - related party	-	2,123,000
Repayments of loans - related party	-	(63,000)
Proceeds from notes payable	6,700,000	-
Repayments on notes payable	-	(250,000)
Proceeds from SBA notes	-	518,167
Repayments on SBA notes	(19,496)	-
Proceeds from convertible notes	-	2,550,000
Repayments on convertible notes - net of overpayment	-	(1,260,792)
Net cash provided by financing activities	6,680,504	5,127,375

Net increase (decrease) in cash	2,421,030	(99,171)

Cash - beginning of period	6,283,496	673,995

Cash - end of period	$8,704,526	$574,824

Supplemental disclosure of cash flow information
Cash paid for interest	$195,950	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$115,404	$-
Stock issued to acquire software	$411,400
Debt discount/issue costs recorded in connection with debt/derivative liabilities	$-	$2,140,829
Stock issued in settlement of liabilities	$-	$1,755,150
Conversion of debt into equity	$-	$858,158
Right-of-use asset obtained in exchange for new operating lease liability	$-	$515,848
Termination of ECS ROU lease	$-	$228,752
Stock issued in connection with debt modification	$-	$108,931
Stock issued under make-whole arrangement	$-	$90,401
Stock issued for acquisition of membership interest in ECS	$-	$17,900
Deconsolidation of subsidiary (True Wireless)	$-	$2,434,552

The accompanying notes are an integral part of these consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name		Incorporation Date	State of Incorporation
SurgePays, Inc.		August 18, 2006	Tennessee
KSIX Media, Inc.		November 5, 2014	Nevada
KSIX, LLC		September 14, 2011	Nevada
Surge Blockchain, LLC		January 29, 2009	Nevada
Injury Survey, LLC		July 28, 2020	Nevada
DigitizeIQ, LLC		July 23, 2014	Illinois
LogicsIQ, Inc.		October 2, 2018	Nevada
Surge Payments, LLC		December 17, 2018	Nevada
SurgePhone Wireless, LLC		August 29, 2019	Nevada
SurgePays Fintech, Inc.		August 22, 2019	Nevada
True Wireless, Inc.	*	October 29, 2020	Oklahoma
ECS Prepaid, LLC		June 9, 2009	Missouri
Central States Legal Services, Inc.		August 1, 2003	Missouri
Electronic Check Services, Inc.		May 19, 1999	Missouri
Torch Wireless	**	January 29, 2019	Wyoming

*	Entity was disposed of on May 7, 2021.
**	Effective January 1, 2022, the Company acquired Torch Wireless

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2022, the Company had:

●	Net loss available to common stockholders of $2,185,371; and
●	Net cash used in operations was $3,148,073

Additionally, at June 30, 2022, the Company had:

●	Accumulated deficit of $37,308,714
●	Stockholders’ equity of $2,172,399; and
●	Working capital of $1,416,163

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $8,704,526 at June 30, 2022.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

JUNE 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

During June 2022, it was determined that the Company had acquired 100% of Torch, effective January 1, 2022, resulting in Torch becoming a wholly owned subsidiary, in a transaction accounted for as a business combination. Pursuant to ASC 805-10-25-7, the Company determined that the acquisition date preceded the closing date as it was managing Torch and in full control of all operational decision making. At this time, the Company had obtained control of Torch through its management contract.

At the time of acquisition, Torch had no significant assets or liabilities. The Company agreed to pay $800,000, of which $400,000 was paid in May 2022, and the balance of $400,000 was paid in August 2022. As a result of the acquisition, the Company recorded goodwill of $800,000.

At the time of acquisition, Torch had nominal revenues and losses. As a result, and given the immaterial nature of this acquisition, the Company has elected not to present any pro-forma financial information.

In addition, the Company will pay the Sellers monthly residual payments for customers enrolled by the Company through December 31, 2022 of either $2 or $3 per customer (depending on the category of customer).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

This transaction does not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of Torch was not deemed to be significant at any level under Rule 3-05 of Regulation S-X and does not require any additional historical audits.

At June 30, 2022, Torch has been consolidated with the Company’s consolidated statements of financial position, results of operations, and cash flows.

At June 30, 2022 and December 31, 2021 goodwill was $1,666,782 and $866,782, respectively. There were no impairment losses for the three and six months ended June 30, 2022 or 2021, respectively.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Significant estimates during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

JUNE 30, 2022

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At June 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

JUNE 30, 2022

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At June 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At June 30, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $137,218 and $137,218 at June 30, 2022 and December 31, 2021, respectively.

There was no bad debt expense for the three and six months ended June 30, 2022 and 2021, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Inventory

Inventory primarily consists of primarily of tablets and sim cards. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

During the three and six months ended June 30, 2022, the Company recorded a provision for inventory obsolescence of $51,718, respectively.

During the three and six months ended June 30, 2021, the Company recorded a provision for inventory obsolescence of $0, respectively.

At June 30, 2022 and December 31, 2021, the Company had inventory of $5,675,741 and $4,359,296, respectively.

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

There were no impairment losses for the three and six months ended June 30, 2022 and 2021, respectively.

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

There were no impairment losses for the three and six months ended June 30, 2022 and 2021, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Right of Use Assets and Lease Obligations

The Right of Use Asset and Lease Liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which may include options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate.

Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the performance of the business remains strong. Therefore, the Right of Use Asset and Lease Liability may include an assumption on renewal options that have not yet been exercised by the Company. The Company’s operating leases contained renewal options that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

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

Upon conversion of a note for shares of common stock where the embedded conversion option has been bifurcated and accounted for as a derivative liability, the Company records the shares at fair value, relieves all related notes, derivatives, and debt discounts, and recognizes a net gain or loss on debt extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2022 and December 31, 2021, respectively, contained a significant financing component.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

At June 30, 2022 and 2021, the Company had deferred revenue of $107,500 and $276,250, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Surge Phone Wireless	$22,008,923	44.78%	$2,231	0.01%
Surge Fintech and ECS	9,057,142	18.43%	13,131,841	58.71%
Torch Wireless	12,107,763	24.64%	-	0.00%
LogicsIQ, Inc.	5,925,016	12.06%	7,996,905	35.75%
Surge Blockchain, LLC	47,671	0.10%	77,918	0.35%
True Wireless	-	0.00%	1,157,981	5.18%
Total Revenues	$49,146,515	100%	$22,366,876	100%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cost of Revenues

Cost of revenues consists of purchased telecom services including data usage and access to wireless networks. Additionally, prepaid phone cards, commissions and advertising costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2022 and 2021, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

At June 30, 2022 and December 31, 2021, our investment in CenterCom was $453,624 and $443,288, respectively.

During the three months ended June 30, 2022 and 2021, we recognized a gain of $35,519 and $49,145, respectively.

During the six months ended June 30, 2022 and 2021, we recognized a gain of $10,336 and a loss of $24,628, respectively.

During 2021, CenterCom forgave $429,010 of accounts payable owed by SurgePays to CenterCom. As a result of this debt forgiveness, occurring with a related party, accordingly, there was no gain recorded, the Company increased additional paid in capital.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $52,524 and $115,533 in marketing and advertising costs during the three months ended June 30, 2022 and 2021, respectively.

The Company recognized $136,006 and $562,292 in marketing and advertising costs during the six months ended June 30, 2022 and 2021, respectively.

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

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value of stock-based compensation, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,
●	Expected dividends,
●	Expected volatility,
●	Risk-free interest rate; and
●	Expected life of option

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Stock Warrants

In connection with certain financing (debt or equity), consulting and collaboration arrangements, the Company may issue warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of warrants issued for compensation using the Black-Scholes option pricing model as of the measurement date. However, for warrants issued that meet the definition of a derivative liability, fair value is determined based upon the use of a binomial pricing model.

Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants (for services) are recorded at fair value and expensed over the requisite service period or at the date of issuance if there is not a service period.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Convertible notes payable and related accrued interest (1)	-	508,121
Warrants (2)	6,051,256	427,617
Stock options (3)	6,801	3,401
Series A, convertible preferred stock (4)	26,000	26,000
Series C, convertible preferred stock (5)	-	3,607,990
Total common stock equivalents	6,084,057	4,573,129

1	- exercise prices variable
1	- exercise prices variable
3	- weighted average exercise price - $16/share and $16/share, respectively
4	- each share converts to 1/10 of a share of common stock
5	- each share converts to 250 shares of common stock

The convertible notes contained exercise prices that had a discount to market ranging from 70% - 75% of the 10 or 20 days (See Note 5). As a result, the amount computed for common stock equivalents could have changed given the quoted closing trading price at each reporting period.

Warrants and stock options included as commons stock equivalents represent those that are vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at June 30, 2022 and December 31, 2021, respectively, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

The Company uses certain credit cards to pay expenses, these credit cards are in the names of certain of the Company’s officers and directors.

During the three and six months ended June 30, 2022, the Company incurred expenses with related parties in the normal course of business totaling $5,222,380 and $7,217,513, respectively. These expenses related to transactions with an entity affiliated with one of the non-employee members of the Company’s Board of Directors.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity (deficit), or cash flows.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	June 30, 2022	December 31, 2021	Lives (Years)

Computer equipment and software	$1,004,530	$283,484	3 - 5
Furniture and fixtures	84,507	82,752	5 - 7
	1,089,037	366,236
Less: accumulated depreciation	(201,663)	(165,788)
Property and equipment - net	$887,374	$200,448

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 in cash, of which $100,000 was paid in June 2022, and the remaining $200,000 in July 2022. Additionally, the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $28,184 and $16,905, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $35,875 and $32,736, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 4 – Intangibles

Intangibles consisted of the following:

Type	June 30, 2022	December 31, 2021	Estimated Useful Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(2,646,790)	(2,320,036)
Intangibles - net	$3,106,730	$3,433,484

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

Amortization expense for the three months ended June 30, 2022 and 2021 was $163,377 and $163,377, respectively.

Amortization expense for the six months ended June 30, 2022 and 2021 was $326,754 and $365,504, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Year Ended December 31, 2022:

2022 (6 months)	$326,754
2023	653,508
2024	653,508
2025	653,508
2026	653,508
2027	165,944
Total	$3,106,730

Note 5 – Debt

The following represents a summary of the Company’s notes payable – SBA government, loans payable – related parties, notes payable and convertible notes, key terms, and outstanding balances at June 30, 2022 and December 31, 2021, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

					Total

Principal	$498,082	$150,000	$486,600	$518,167	$1,652,849

Balance - December 31, 2020	$498,082	$150,000	$486,600	$-	$1,134,682
Gross proceeds	-	-	-	518,167	518,167
Forgiveness of loan	(371,664)	-	-	-	(371,664	)1
Deconsolidation of subsidiary (“TW”)	-	-	(150,000)	-	(150,000	)2
Balance - December 31, 2021	126,418	150,000	336,600	518,167	1,131,185
Forgiveness of loan	-	-	-	(518,167)	(518,167	)3
Repayments	(11,267)	(2,986)	(5,243)	-	(19,496)
Balance - June 30, 2022	$115,151	$147,014	$331,357	$-	$593,522

1	During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2	In connection with the deconsolidation of TW in 2021, $150,000 of debt was assumed by the buyer.

3	During 2022, the Company received forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Notes Payable – Related Parties

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
Terms	Related Party	Related Party	Related Party	Total

Issuance dates of notes	Various	May 2020/January 2021	August 2021
Maturity date	January 1, 2023/January 1, 2024	March 2021	August 2031
Interest rate	10%	15%	10%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A

Balance - December 31, 2020	$3,341,940	$147,500	$-	$3,489,440
Gross proceeds	3,825,000	63,000	467,385	4,355,385
Accrued interest included in note balance	692,458	-	-	692,458
Conversion of debt into common stock	(2,265,967)	-	-	(2,265,967)
Repayments	-	(210,500)	-	(210,500)
Balance - December 31, 2021	5,593,431	-	467,385	6,060,816
No activity - 2022	-	-	-	-
Balance - June 30, 2022	$5,593,431	$-	$467,385	$6,060,816

1	Activity is with the Company’s Chief Executive Officer and Board Director (Kevin Brian Cox). Prior to September 30, 2021, these notes were either due on demand or had a specific due date. Additionally, these advances had interest rates from 6% - 15%. On September 30, 2021, all notes and related accrued interest were combined into two (2) new notes.

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

2	Activity is with the Company’s former President, Chief Operating Officer and Board Director (Anthony Nuzzo). Mr. Nuzzo passed away in March 2022.

3	Activity is with David May, who is a Board Member.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Notes Payable

	1	2	3		4
Terms	Notes Payable	Notes Payable	Notes Payable	Note Payable	Notes Payable	Total	In-Default

Issuance dates of notes	April/May 2022	April/June 2022	March 2022	2019	2021
Maturity date	October/November 2022	January/February 2023	September 2022	2020	2022
Interest rate	19%	24%	19%	18%	10%
Default interest rate	26%	N/A	26%	0%	0%
Collateral	Unsecured	All assets	Unsecured	Unsecured	Unsecured
Warrants issued as discount/issue costs	36,000	N/A	15,000	N/A	2,406,250

Principal	$1,200,000	$5,000,000	$500,000	$250,000	$1,101,000	$8,051,000

Balance - December 31, 2020	-	-	-	250,000	-	250,000	$250,000
Gross proceeds	-	-	-	-	1,101,000	1,101,000
Debt discount	-	-	-	-	(672,254)	(672,254)
Amortization of debt discount	-	-	-	-	698,511	698,511
Repayments	-	-	-	(250,000)	(1,127,257)	(1,377,257)
Balance - December 31, 2021	-	-	-	-	-	-	-
Gross proceeds	1,200,000	5,000,000	500,000	-	-	6,700,000
Debt issue costs	(76,451)	-	(38,953)	-	-	(115,404)
Amortization of debt issue costs	17,698	-	19,370			37,068
Balance - June 30, 2022	$1,141,247	$5,000,000	$480,417	$-	$-	$6,621,664	-

1	-	These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

2	-	The Company executed a $5,000,000, secured, revolving promissory note with a third party. The Company may draw down on the note at 80% of eligible accounts receivable. See below.

3	-	These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

4	-	In the event of default, these notes were convertible at 75% of the market price based upon the VWAP in preceding 10 days. There were defaults.

Debt discount on notes totaling $1,101,000 in principal included original issue discounts of $101,000 and debt discounts associated with warrants totaling $229,268. Additionally, the Company computed a beneficial conversion feature of $341,986.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Secured Revolving Debt

In April 2022, a maximum of $3,000,000 was made available to the Company, issued pursuant to a series of 270-day (9 months) revolving notes for purposes of purchasing inventory. In June 2022, this amount was increased to $5,000,000.

The notes will accrue interest a monthly rate of 2% (24% annualized). The Company may take drawdowns based upon eligible accounts receivable. In the event that eligible accounts receivable is less than 80% of the loan amount, within four (4) business days, the Company will be required to make a payment to the lender so that the loan amount is no greater than 80% of the then current eligible accounts receivable. The maximum amount outstanding under the loan is the lesser of $5,000,000 or 80% of eligible accounts receivable. Additionally, any related accrued interest associated with this mandatory payment will also be due. These advances are secured by all assets of the Company.

Convertible Notes Payable – Net

	Convertible	Convertible		Convertible
Terms	Notes Payable	Notes Payable		Notes Payable		Total

Issuance dates of notes	2019 and Prior	February 2020 - December 2020		January 2021 - March 2021
Maturity date	2020	February 2021 - September 2021		May 2021 - March 2022
Interest rate	14%	10% - 14%		5% - 12%
Collateral	Unsecured	Unsecured		Unsecured
Conversion price	A	A		B

Principal	$-	$2,347,000		$2,550,000		$4,897,000

Balance - December 31, 2020	$-	$1,516,170		$-		$1,516,170
Gross proceeds	-	-		2,550,000		2,550,000
Debt discount	-	-		(2,460,829)		(2,460,829)
Amortization of debt discount	-	517,781		2,460,829		2,978,610
Repayments - cash	-	-		(2,550,000	)D	(2,550,000)
Conversion to equity/debt modification	-	(2,110,898)		-		(2,110,898)
Reclassified to receivable	-	76,947	C	-		76,947
Balance - December 31, 2021	$-	$-		$-		$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Line of Credit

The Company had a $1,000,000 line of credit with a bank, bearing interest at 6%, which was due in April 2021. The line of credit was secured by all of the Company’s assets and was personally guaranteed by the owner of the majority of the Company’s voting shares. The balance at December 31, 2021 was $0. In connection with the deconsolidation of TW in May 2021, the buyer assumed the line of credit.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

During the three months ended June 30, 2022 and 2021, the Company recorded a change in fair of derivative liabilities of $0 and $645,830, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations.

During the six months ended June 30, 2022 and 2021, the Company recorded a change in fair of derivative liabilities of $0 and $949,680, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

For the three months years ended June 30, 2022 and 2021, the Company recorded a derivative expense of $0 and $0, respectively.

For the six months years ended June 30, 2022 and 2021, the Company recorded a derivative expense of $0 and $1,775,057, respectively.

During the year ended December 31, 2021, in connection with the repayment of convertible notes which contained embedded conversion features, the related derivative liabilities ceased to exist.

During the three months ended June 30, 2022 and 2021, the Company recorded a gain of $0 and $701,404, respectively, related to the settlement of convertible debt which contained an embedded conversion feature and was separately bifurcated and classified as a derivative liability. The Company has recorded these gains in the accompanying consolidated statements of operations as a component of gain on settlement of liabilities.

During the six months ended June 30, 2022 and 2021, the Company recorded a gain of $0 and $842,982, respectively,

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, respectively

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, respectively, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2022 and December 31, 2021, respectively:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021
Operating Leases	$34,294	$73,618
Interest on lease liabilities	11,598	6,542
Total net lease cost	$45,892	$80,160

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021

Operating leases

Operating lease ROU assets - net	$452,374	$486,668

Operating lease liabilities - current	37,733	49,352
Operating lease liabilities - non-current	419,574	438,903
Total operating lease liabilities	$457,307	$488,255

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$30,948	$67,716

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$518,848

Weighted average remaining lease term (in years)
Operating leases	7.99	6.09

Weighted average discount rate
Operating leases	5%	8%

Future minimum lease payments at June 30, 2022

2022 (6 months)	$29,526
2023	60,294
2024	61,876
2025	63,460
Thereafter	349,177
Total lease payments	564,333
Less: amount representing interest	(107,026)
Total lease obligations	$457,307

In May 2021, the Company and its landlord mutually agreed to terminate the outstanding lease for ECS. The Company had an outstanding ROU liability of $228,752 at the date of termination. There was no gain or loss on lease termination.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

(UNAUDITED)

True Wireless and Surge Pays - Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox.

Note 9 – Stockholders’ Equity

Reverse Stock Split

On November 2, 2021, the Company effected a 1 for 50 reverse stock split of all classes of its stock. All share and per share amounts have been retroactively restated to the earliest period presented.

At June 30, 2022, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Series A, Convertible Preferred Stock

-	13,000,000 shares authorized
-	13,000,000 issued and outstanding
-	Par value - $0.001
-	2/10s of a vote for each Series A share held (2,600,000 votes)
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion into 1/10 of a share of common stock for each share held (1,300,000 common stock equivalents)

Series C, Convertible Preferred Stock

-	1,000,000 shares authorized
-	Zero (0) issued and outstanding
-	Par value - $0.001
-	Voting at 250 votes per share
-	Ranks junior to any other class of preferred stock
-	Dividends – equal to the per share amount (as converted basis) as the common stockholders should the Board of Directors declare a dividend
-	Liquidation preference – original issue price plus any declared yet unpaid accrued dividends
-	Rights of redemption - none
-	Conversion into 250 shares of common stock for each share held

In October 2021, all Series C, Preferred stockholders, representing 721,598 shares issued and outstanding, agreed to convert their holdings into 3,607,980 shares of common stock. The transaction had a net effect of $0 on stockholders’ equity.

Equity Transactions for the Six Months Ended June 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Stock Issued for Acquisition of Software

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 in cash, of which $100,000 was paid in June 2022, and the remaining $200,000 in July 2022. Additionally, the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

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

JUNE 30, 2022

(UNAUDITED)

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

JUNE 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Stock Options

Stock option transactions under the Company’s Plan for the six months ended June 30, 2022 and the year ended December 31, 2021 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	-	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - June 30, 2022	17,004	$16.00	4.67	$-	$-
Vested and Exercisable - June 30, 2022	6,801	$16.00	4.67	$-	$-
Unvested and non-exercisable - June 30, 2022	10,202	$16.00	4.67	$-	$-

During 2022 and 2021, 3,400 stock options vested, which were held by the Company’s Chief Financial Officer.

Compensation expense recorded for stock-based compensation is as follows for the three months ended June 30, 2022 and 2021, was $9,294 and $9,294, respectively.

Compensation expense recorded for stock-based compensation is as follows for the six months ended June 30, 2022 and 2021, was $18,588 and $18,588, respectively.

As of June 30, 2022, compensation cost related to the unvested options not yet recognized was $61,957.

Weighted average period in which compensation will vest (years) 1.67 years. The unvested stock option expense is expected to be recognized through March 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Warrants

Warrant activity for the six months ended June 30, 2022 and the year ended December 31, 2021 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Vested and Exercisable - December 31, 2020	194,317	$32.50	1.52	$-
Granted	5,935,450	$8.01	-	-
Exercised	(2,133)	$12.50	-	-
Cancelled/Forfeited	(44,650)	$23.49	-	-
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Vested and Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	141,000	$4.73	-
Exercised	-	$-	-
Cancelled/Forfeited	(82,728)	$40.22	-
Outstanding - June 30, 2022	6,141,256	$8.16	2.48	$14,100
Vested and Exercisable - June 30, 2022	6,141,256	$8.16	2.48	$14,100
Unvested and non-exercisable - June 30, 2022	-	$-	0.00	$-

Warrant Transactions for the Six Months Ended June 30, 2022

Debt Issue Costs

In connection with $1,700,000 in notes issued in March, April and May 2022 (See Note 5), the Company issued 51,000 warrants, which are accounted for as debt issue costs, having a fair value of $115,504.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	119% - 120%
Expected dividends	0%
Risk free interest rate	2.45% - 2.80%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Interest Expense

In May 2022, a vendor increased the amount of credit the Company had for making purchases. In consideration for the increase, the Company issued 90,000 warrants, which are accounted for as interest expense, having a fair value of $212,608.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3
Expected volatility	120%
Expected dividends	0%
Risk free interest rate	2.71%

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Note 10 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. All data below is prior to intercompany eliminations.

Segment information for the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
SurgePhone Wireless	$11,023,046	$1,153	$22,008,923	$2,231
Torch Wireless	9,045,610	-	12,107,763	-
Surge Blockchain	17,842	42,031	47,671	77,918
LogicsIQ	3,631,943	4,588,502	5,925,016	7,996,905
Surge Fintech & ECS	4,286,703	6,216,586	9,057,142	13,131,841
True Wireless	-	529,656	-	1,157,981
SurgePays	-	-	-	-
Total	$28,005,144	$11,377,928	$49,146,515	$22,366,876

Cost of revenues
SurgePhone Wireless	$9,601,230	$5,200	$18,388,023	$7,669
Torch Wireless	9,057,816	-	12,150,025	-
Surge Blockchain	1,500	-	1,500	1,966
LogicsIQ	2,763,592	3,833,860	4,764,012	6,800,813
Surge Fintech & ECS	4,390,015	6,093,459	9,018,334	12,791,918
True Wireless	-	118,600	-	306,062
SurgePays	-	-	-	-
Total	$25,814,153	$10,051,119	$44,321,894	$19,908,428

Operating expenses
SurgePhone Wireless	$2,312	$12,151	$37,506	$23,913
Torch Wireless	66,252	-	93,383	-
Surge Blockchain	52,601	4,169	52,971	12,644
LogicsIQ	348,303	602,503	1,008,197	958,133
Surge Fintech & ECS	300,195	375,809	642,319	773,349
True Wireless	-	321,489	-	553,555
SurgePays	2,268,866	1,420,314	4,887,934	3,654,650
Total	$3,038,529	$2,736,435	$6,722,310	$5,976,244

Income (loss) from operations
SurgePhone Wireless	$1,419,504	$(16,198)	$3,583,394	$(29,352)
Torch Wireless	(78,458)	-	(135,645)	-
Surge Blockchain	(36,259)	37,862	(6,800)	63,308
LogicsIQ	520,048	152,139	152,807	237,959
Surge Fintech & ECS	(403,507)	(252,682)	(603,511)	(433,426)
True Wireless	-	89,567	-	298,364
SurgePays	(2,268,866)	(1,420,314)	(4,887,934)	(3,654,650)
Total	$(847,538)	$(1,409,626)	$(1,897,689)	$(3,517,796)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Segment information for the Company’s assets and liabilities at June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021

Total Assets
SurgePhone Wireless	$6,279,990	$(107,845)
Torch Wireless	967,535	-
Surge Blockchain	(614,404)	(703,014)
LogicsIQ	1,750,266	1,896,130
Surge Fintech & ECS	3,254,130	4,461,210
True Wireless	-	(988,169)
SurgePays	17,853,346	14,941,890
Total	$29,490,863	$19,500,202

Total Liabilities
SurgePhone Wireless	$2,863,479	$28,933
Torch Wireless	1,103,179	-
Surge Blockchain	198,197	202,045
LogicsIQ	2,373,351	3,181,807
Surge Fintech & ECS	36,178	275,351
True Wireless	-	2,430,268
SurgePays	20,744,080	9,830,477
Total	$27,318,464	$15,948,881

Note 11 – Subsequent Events

Warrant Exercise

In July 2022, the Company issued 78,992 shares of common stock in connection with a cashless exercise of 268,750 warrants.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2022 and 2021 and for the three months and six months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

SurgePays, Inc (“SurgePays”, “we” the “Company”) was incorporated in Nevada on August 18, 2006, is technology and telecommunications company focused on the underbanked and underserved communities. SurgePays blockchain fintech platform utilizes a suite of financial and prepaid products to convert corner stores and bodegas into tech-hubs for underbanked neighborhoods. SurgePays telecom subsidiaries SurgePhone Wireless and Torch Wireless provide mobile broadband to low-income consumers nationwide.

About SurgePays, Inc.

SurgePays, Inc. is a financial technology and telecommunications company focused on providing essential services to the underbanked community. The Company’s blockchain fintech platform utilizes a suite of financial and prepaid products to convert corner stores into tech-hubs for underbanked neighborhoods. The Company’s telecom subsidiaries provide mobile broadband, voice and SMS text messaging to both subsidized and direct retail prepaid customers.

SurgePhone Wireless, Torch Wireless and LocoRabbit Wireless

SurgePhone and Torch, wholly owned subsidiaries of SurgePays, are a mobile virtual network operator (MVNO) company with 2 branded channels of business. SurgePhone and Torch are licensed by the Federal Communications Commission (the “FCC”) to provide subsidized access to quality internet through mobile broadband services to consumers qualifying under the federal guidelines of the Affordable Connectivity Program (the “ACP”). The ACP (the successor program, as of March 1, 2022 to the Emergency Broadband Benefit program) provides SurgePhone and Torch up to a $100 reimbursement for the cost of each tablet device distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. SurgePhone and Torch combined are licensed to offer subsidized mobile broadband to all fifty states.

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

ShockWave CRM™

SurgePays acquired the Software as a Service (SaaS) Customer Relationship Management (CRM) and Billing System software platform “MVNO Cloud Services” on June 7, 2022. SurgePays is rebranding the software as ShockWave CRM. Payment for the software consisted of $300,000 in cash, of which $100,000 was paid in June 2022, and the remaining $200,000 in July 2022. Additionally, the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

ShockWave is an end-to-end cloud-based SaaS offering an Omnichannel CRM, Billing system and carrier integrations specific to the telecommunication and broadband industry. Some of these services include sales agent management, device and SIM inventory management, order processing and provisioning, retail POS activations and payments, customer service management, retention tools, billing, and payments.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2022 AND 2021

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At June 30, 2022 and December 31, 2021, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three months and six months ended June 30, 2022 and 2021, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the three months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Revenue	$28,005,144	$11,377,928
Cost of revenue (exclusive of depreciation and amortization)	25,814,153	10,051,119
General and administrative expenses	3,038,529	2,736,435
Loss from operations	$(847,538)	$(1,409,626)

Revenue increased $16,627,216 (146%) primarily as a result of an increases in revenue for: SurgePhone Wireless of $11,021,892 and Torch Wireless of $9,045,610 offset by a decrease in Surge Fintech/ECS of $2,029,477 and LogicsIQ of $956,558. Loss from operations decreased by $562,088 (40%) primarily as a result of an increase in operating income in SurgePhone Wireless and Torch Wireless.

General and administrative expenses during the three months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Depreciation and amortization	$191,561	$180,282
Selling, general and administration	2,846,968	2,556,153
Total	$3,038,529	$2,736,435

Depreciation and amortization increased $11,279 primarily as a result of purchased software during the quarter.

Selling, general and administrative expenses during the three months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Contractors and consultants	$421,560	$711,768
Professional services	500,247	191,800
Compensation	853,960	965,890
Webhosting/internet	63,499	147,477
Advertising and marketing	52,524	115,533
Other	955,178	423,685
Total	$2,846,968	$2,556,153

Selling, general and administrative costs (S, G & A) increased by $290,815 (11%). The detail changes are discussed below:

*	Contractors and consultants decreased to $421,560 in 2022 from $711,768 in 2021 primarily due to reclassing of the call center expenses to cost of goods sold in 2022.

*	Professional services increased from $191,800 in 2021 to $500,247 in 2022 primarily as a result of legal expenses related to various legal proceedings.

*	Compensation decreased from $965,890 in 2021 to $853,960 in 2022 primarily as a result of elimination of the President position after the passing of Anthony Nuzzo, Jr.

*	Webhosting/internet costs decreased to $63,499 in 2022 from $147,477 in 2021.

*	Advertising and marketing costs decreased to $52,524 in 2022 from $115,533 in 2021 primarily due to a normalization of advertising costs in 2022. The Company implemented new advertising and marketing campaigns in the first half of 2021.

*	Other costs increased to $955,178 in 2022 from $423,685 in 2021 primarily due to the following changes period over period:

●	Building expenses decreased by $22,624
●	insurance expense increased by $357,326 as a result of additional coverages required as part of uplisting to Nasdaq in the fourth quarter of 2021.
●	Office expenses increased by $21,015
●	other operating expense increased by $116,455 as a result of additional costs related to the Nasdaq listing.

Other (expense) income during the three months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Interest, net	$(566,999)	$(2,096,600)
Change in fair value of derivative liability	-	645,830
PPP loan forgiveness	524,143	-
Amortization of debt discount	(37,068)	-
Gain on equity investment in Centercom	35,519	49,145
Gain on deconsolidation (True Wireless)	-	1,895,871
Gain (loss) on settlement of liabilities	-	701,404
Total Other (expense) income - net	$(44,405)	$1,195,650

Interest expense decreased due to the repayment of various notes during 2021.

The gain on equity investment in Centercom of $35,519 in 2022 compared to an equity gain of $49,145 in 2021.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2022 AND 2021

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At June 30, 2022 and December 31, 2021, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three months and six months ended June 30, 2022 and 2021, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the six months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Revenue	$49,146,515	$22,366,876
Cost of revenue (exclusive of depreciation and amortization)	44,321,894	19,908,428
General and administrative expenses	6,722,310	5,976,244
Loss from operations	$(1,897,689)	$(3,517,796)

Revenue increased $26,779,639 (120%) primarily as a result of an increases in revenue for: SurgePhone Wireless of $22,006,692 and Torch Wireless of $12,107,763 offset by a decrease in Surge Fintech/ECS of $4,174,293 and LogicsIQ of $2,071,889. Loss from operations decreased by $1,620,107 (46%) primarily as a result of an increase in operating income in SurgePhone Wireless and Torch Wireless.

General and administrative expenses during the six months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Depreciation and amortization	$360,839	$398,240
Selling, general and administration	6,361,471	5,578,004
Total	$6,722,310	$5,976,244

Depreciation and amortization decreased $37,401 primarily as a result of fully depreciated assets.

Selling, general and administrative expenses during the six months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Contractors and consultants	$971,150	$1,090,317
Professional services	666,537	729,120
Compensation	2,582,442	1,927,093
Webhosting/internet	157,499	365,877
Advertising and marketing	136,006	562,292
Other	1,847,837	903,305
Total	$6,361,471	$5,578,004

Selling, general and administrative costs (S, G & A) increased by $783,467 (14%). The detail changes are discussed below:

*	Contractors and consultants decreased to $971,150 in 2022 from $1,090,317 in 2021 primarily due to reclassing of the call center expenses to cost of goods sold in 2022.

*	Professional services decreased from $729,120 in 2021 to $666,537 in 2022 primarily as a result of legal expenses related to the uplist to Nasdaq.

*	Compensation increased from $1,927,093 in 2021 to $2,582,442 in 2022 primarily as a result of one-time bonuses paid to various management personnel.

*	Webhosting/internet costs decreased to $157,499 in 2022 from $365,877 in 2021.

*	Advertising and marketing costs decreased to $136,006 in 2022 from $562,292 in 2021 primarily due to a normalization of advertising costs in 2022. The Company implemented new advertising and marketing campaigns in the first half of 2021.

*	Other costs increased to $1,847,837 in 2022 from $903,305 in 2021 primarily due to the following changes period over period:

●	Building expenses decreased by $36,576
●	insurance expense increased by $709,748 as a result of additional coverages required as part of uplisting to Nasdaq in the fourth quarter of 2021.
●	Office expenses increased by $33,655.
●	other operating expense increased by $112,820 as a result of additional costs related to the Nasdaq listing.

Other (expense) income during the six months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Interest, net	$(736,644)	$(3,400,459)
Change in fair value of derivative liability	-	949,680
PPP loan forgiveness	524,143	-
Derivative expense	-	(1,775,057)
Amortization of debt discount	(37,068)	-
Gain on equity investment in Centercom	10,336	(24,628)
Gain on deconsolidation	-	1,895,870
Gain (loss) on settlement of liabilities	-	842,982
Total Other (expense) income - net	$(239,233)	$(1,511,611)

Interest expense decreased due to the repayment of various notes during 2021.

The loss on equity investment in Centercom of $10,336 in 2022 compared to an equity loss of $24,628 in 2021.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and nine months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended June 30, 2022		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues
SurgePhone Wireless	$11,023,046	$1,153	$22,008,923	$2,231
Torch Wireless	9,045,610	-	12,107,763	-
Surge Blockchain	17,842	42,031	47,671	77,918
LogicsIQ	3,631,943	4,588,502	5,925,016	7,996,905
Surge Fintech & ECS	4,286,703	6,216,586	9,057,142	13,131,841
True Wireless	-	529,656	-	1,157,981
SurgePays	-	-	-	-
Total	$28,005,144	$11,377,928	$49,146,515	$22,366,876

Cost of revenues
SurgePhone Wireless	$9,601,230	$5,200	$18,388,023	$7,669
Torch Wireless	9,057,816	-	12,150,025	-
Surge Blockchain	1,500	-	1,500	1,966
LogicsIQ	2,763,592	3,833,860	4,764,012	6,800,813
Surge Fintech & ECS	4,390,015	6,093,459	9,018,334	12,791,918
True Wireless	-	118,600	-	306,062
SurgePays	-	-	-	-
Total	$25,814,153	$10,051,119	$44,321,894	$19,908,428

Operating expenses
SurgePhone Wireless	$2,312	$12,151	$37,506	$23,913
Torch Wireless	66,252	-	93,383	-
Surge Blockchain	52,601	4,169	52,971	12,644
LogicsIQ	348,303	602,503	1,008,197	958,133
Surge Fintech & ECS	300,195	375,809	642,319	773,349
True Wireless	-	321,489	-	553,555
SurgePays	2,268,866	1,420,314	4,887,934	3,654,650
Total	$3,038,529	$2,736,435	$6,722,310	$5,976,244

Income (loss) from operations
SurgePhone Wireless	$1,419,504	$(16,198)	$3,583,394	$(29,352)
Torch Wireless	(78,458)	-	(135,645)	-
Surge Blockchain	(36,259)	37,862	(6,800)	63,308
LogicsIQ	520,048	152,139	152,807	237,959
Surge Fintech & ECS	(403,507)	(252,682)	(603,511)	(433,426)
True Wireless	-	89,567	-	298,364
SurgePays	(2,268,866)	(1,420,314)	(4,887,934)	(3,654,650)
Total	$(847,538)	$(1,409,626)	$(1,897,689)	$(3,517,796)

Segment information for the Company’s assets and liabilities at June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021

Total Assets
SurgePhone Wireless	$6,279,990	$(107,845)
Torch Wireless	967,535	-
Surge Blockchain	(614,404)	(703,014)
LogicsIQ	1,750,266	1,896,130
Surge Fintech & ECS	3,254,130	4,461,210
True Wireless	-	(988,169)
SurgePays	17,853,346	14,941,890
Total	$29,490,863	$19,500,202

Total Liabilities
SurgePhone Wireless	$2,863,479	$28,933
Torch Wireless	1,103,179	-
Surge Blockchain	198,197	202,045
LogicsIQ	2,373,351	3,181,807
Surge Fintech & ECS	36,178	275,351
True Wireless	-	2,430,268
SurgePays	20,744,080	9,830,477
Total	$27,318,464	$15,948,881

SurgePhone Wireless and Torch Wireless

The SurgePhone Wireless revenue for the three months ended June 30,2022 increased by $11,021,893 as compared to the three months ended June 30, 2021. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). These programs provided $11,020,520 in new revenue for the quarter ended June 30, 2022. Cost of revenues for the three months ended June 30, 2022, increased by $9,596,030 from the same period ended June 30, 2021, as a result of the purchases of devices, data usage expenses and commission paid for the ACP program. The operating income increased from a loss of $16,198 as of the three months ended June 30, 2021, to operating income of $1,419,504 as of three months ended June 30, 2022.

The Torch Wireless revenue for the three months ended June 30,2022 increased by $9,045,610 as compared to the three months ended June 30, 2021. The increase was a result of the acquisition of Torch Wireless on January 1, 2022 which is licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). This program provided $9,045,610 in new revenue from the same period ended June 30, 2021, Cost of revenues for the three months ended June 30, 2022 increased by $9,057,816 as a result of the purchases of devices, data usage expenses and commission paid for the ACP program. The operating loss was $78,458 as of three months ended June 30, 2022.

The SurgePhone Wireless revenue for the six months ended June 30,2022 increased by $22,006,692 as compared to the six months ended June 30, 2021. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). These programs provided $22,004,660 in new revenue for the six months ended June 30, 2022. Cost of revenues for the six months ended June 30, 2022, increased by $ 18,380,354 from the same period ended June 30, 2021, as a result of the purchases of devices, data usage expenses and commission paid for the ACP program. The operating income increased from a loss of $29,352 as of the six months ended June 30, 2021, to operating income of $3,583,394 as of six months ended June 30, 2022.

The Torch Wireless revenue for the six months ended June 30,2022 increased by $12,107,763 as compared to the six months ended June 30, 2021. The increase was a result of the acquisition of Torch Wireless on January 1, 2022 which is licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). This program provided $12,107,763 in new revenue from the same period ended June 30, 2021, Cost of revenues for the six months ended June 30, 2022 increased by $12,150,025 as a result of the purchases of devices, data usage expenses and commission paid for the ACP program. The operating loss was $135,645 as of six months ended June 30, 2022.

Surge Blockchain

The revenue for the three months ended June 30, 2022 decreased by $24,189 compared to the three months ended June 30, 2021. The operating income for the three months ended June 30, 2022 decreased by $74,121 compared to the same period in 2021.

The revenue for the six months ended June 30, 2022 decreased by $30,247 compared to the six months ended June 30, 2021. The operating income for the six months ended June 30, 2022 decreased by $70,108 compared to the same period in 2021.

LogicsIQ

The revenue for the three months ended June 30, 2022 decreased by $956,559 compared to the three months ended June 30, 2021. LogicsIQ has two main revenue streams, leads generation and retained services. The lead generation segment decreased by $264,267 as of the three months ended June 30, 2022 from the same period in 2021. The retained services segment decreased by $692,292 as of the three months ended June 30, 2022 from the same period in 2021. Operating income increased by $367,909 for comparable periods of 2022 to 2021. LogicsIQ ended with an operating gain of $520,048 for the three months ended June 30, 2022 compared to an operating income of $152,139 for the same period in 2021.

The revenue for the six months ended June 30, 2022 decreased by $2,071,889 compared to the six months ended June 30, 2021. LogicsIQ has two main revenue streams, leads generation and retained services. The lead generation segment decreased by $851,336 as of the six months ended June 30, 2022 from the same period in 2021. The retained services segment decreased by $1,220,553 as of the six months ended June 30, 2022 from the same period in 2021. Operating income decreased by $85,152 for comparable periods of 2022 to 2021. LogicsIQ ended with an operating gain of $152,807 for the six months ended June 30, 2022 compared to an operating income of $237,959 for the same period in 2021.

Surge Fintech and ECS

The revenue for the three months ended June 30, 2022 was $4,286,703 compared to $6,216,586 for the same period in 2021. The decrease of 31% was a continuing result of the impact of COVID-19 and our strategic plan to move our salesforce from independent contractors to employed salespersons.

The revenue for the six months ended June 30, 2022 was $9,057,142 compared to $13,131,841 for the same period in 2021. The decrease of 31% was a continuing result of the impact of COVID-19 and our strategic plan to move our salesforce from independent contractors to employed salespersons.

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

Overall

Each segment was impacted by COVID-19 in varying degrees, however, the overall increase in revenue of $16,627,216 from 2021 to 2022 for the three months ended June 30, can be attributable to opening of some markets and the new revenue stream of the EBB program. The net operating loss improved by $562,088 from three months ended June 30, 2021 to the three months ended June 30, 2022.

The overall increase in revenue of $26,779,639 from 2021 to 2022 for the six months ended June 30, can be attributable to opening of some markets and the new revenue stream of the EBB program. The net operating loss improved by $1,620,107 from six months ended June 30, 2021 to the six months ended June 30, 2022.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2022 and December 31, 2021, our current assets were $22,747,128 and $13,892,681 respectively, and our current liabilities were $21,330,965 and $9,998,194, respectively, which resulted in a working capital surplus of $1,416,163 on June 30, 2022 and a working capital surplus of $3,894,487 on December 31, 2021.

Total assets at June 30, 2022 and December 31, 2021 amounted to $29,490,863 and $19,500,202, respectively. At June 30, 2022, assets consisted of current assets of $22,747,128, net property and equipment of $887,374, net intangible assets of $3,106,730, goodwill of $1,666,782, equity investment in Centercom (related party) of $453,624, note receivable of $176,851 and net operating lease right of use asset of $452,374, as compared to current assets of $13,892,681, net property and equipment of $200,448, net intangible assets of $3,433,484, goodwill of $866,782, equity investment in Centercom (related party) of $443,288, notes receivable of $176,851 and net operating lease right of use asset of $486,668 at December 31, 2021.

At June 30, 2022, our total liabilities of $27,318,464 increased by $11,369,583 from $15,948,881 at December 31, 2021.

At June 30, 2022, our total stockholders’ equity was $2,172,399 as compared to $3,551,321 at December 31, 2021. The principal reason for the decrease in stockholders’ equity was the impact of the net loss for the period.

The following table sets forth the major sources and uses of cash for the three months ended June 30, 2022 and 2021.

	June 30, 2022	June 30, 2021

Net cash used in operating activities	$(3,148,073)	$(4,855,247)
Net cash used in investing activities	(1,111,401)	(371,299)
Net cash provided by financing activities	6,680,504	5,127,375
Net change in cash and cash equivalents	$2,421,030	$(99,171)

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

We believe we will have a net income for the three months ended September 30, 2022 and continue to increase net income over the remaining periods of 2022. We expect the ACP revenue stream to increase month over month for the remainder of 2022. Our attention will shift quickly from our hyper growth in the broadband sector to the emphasis of on-boarding merchants and stores on our fintech platform. This will allow us to fully implement our sales strategy, resulting in increased revenue in all segments of our business. At this point in time, the Company does not anticipate the need to raise capital through any equity plays. We may need from time to time a line of credit to enhance the hyper growth in the ACP programs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of June 30, 2022, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

(2)	Surge Holdings – Juno Litigation

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

(3)	Unimax - Litigation

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

(4)	SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.

(5)	True Wireless and Surge Pays - Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2022, the Company did not issue any shares not previously reported in Current Report on Form 8-K or a quarterly report on Form 10-Q except as follows:

SurgePays acquired the Software as a Service (SaaS) Customer Relationship Management (CRM) and Billing System software platform “MVNO Cloud Services” on June 7, 2022. In addition to a cash payment, the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

To finance the purchase of inventory, in March 2022 through May 2022, the Company borrowed a total of $1.7 million. This amount was comprised of (a) $1 million in total via four loans from one lender; (b) $400,000 ($200,000 from each of two lenders); (c) $200,000 ($100,000 from each of two lenders); and (d) $100,000 ($50,000 from each of two lenders). The loans were evidenced by promissory notes with a maturity date of six (6) months from the date of issuance.

Together with these notes the Company issued a total of 51,000 three (3) year warrants with each such warrant having an exercise price of $4.73.

The preceding description of the promissory notes and warrants is a summary of their material terms, does not purport to be complete, and is qualified in its entirety by reference to the forms of promissory notes and warrants, copies of which are being filed as, respectively, Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Items 1.01 1 Entry into a Material Definitive Agreement and 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

In April 2022, a maximum of $3,000,000 was made available to the Company, issued pursuant to a series of 270-day (9 months) revolving notes for purposes of purchasing inventory. In June 2022, this amount was increased to $5,000,000. In addition to the revolving notes, the Company entered into a loan agreement and security agreement in connection with these loans.

The notes will accrue interest a monthly rate of 2% (24% annualized). The Company may take drawdowns based upon eligible accounts receivable. In the event that eligible accounts receivable is less than 80% of the loan amount, within four (4) business days, the Company will be required to make a payment to the lender so that the loan amount is no greater than 80% of the then current eligible accounts receivable. The maximum amount outstanding under the loan is the lesser of $5,000,000 or 80% of eligible accounts receivable. Additionally, any related accrued interest associated with this mandatory payment will also be due. These advances are secured by all assets of the Company.

The preceding description of the revolving notes, loan agreement (as amended), and security agreement is a summary of their material terms, does not purport to be complete, and is qualified in its entirety by reference to the forms of the revolving notes, loan agreement (as amended), and security agreement, copies of which are being filed as, respectively, Exhibits 4.3, 10.1, and 10.2 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Mr. Anthony Evers (the “Executive”) has been the Chief Financial Officer of the Company since May 2020. On August 8, 2022, the Company entered into a new employment agreement (the “Agreement”) with the Executive.

Following is a summary of the key provisions of the Agreement.

Term of Employment: The Agreement has an effective date of August 8, 2022 and continues for a period of five years (the “Initial Term”). The Agreement will automatically renew and continue for successive one year terms unless terminated pursuant to qualifying termination events (the “Renewal Term”). In addition, either party may terminate the Agreement by sending written notice to the other party, not more than 270 days and not less than 90 days before the end of the then-existing term of employment, of such party’s desire to terminate the Agreement at the end of the then-existing term.

Base Compensation: During the term of the Agreement, the Executive will receive a base salary of $450,000 per year (the “Base”) and, provided that the Company’s EBITDA was positive in the prior calendar year, the Base will be increased on January 1 of each year by six percent (6%) per annum.

Signing Bonus: The Company shall pay the Executive a one-time signing bonus of Fifty percent (50%) of the base salary equivalent to $225,000) (the “Signing Bonus”) within thirty (30) days following August 8, 2022 less payroll deductions and all required withholdings. If the Executive resigns from employment with the Company without Good Reason (as defined in the Agreement) or the Company terminates the Executive’s employment for Cause (as defined in the Agreement), in each case prior to August 8, 2023, the Executive must repay to the Company a pro rata portion of the Signing Bonus representing the remainder of the period between the date of termination and August 8, 2023.

Restricted Vesting Shares: The Company shall grant to the Executive under the yet to be adopted incentive plan a restricted stock award for 500,000 shares (the “Restricted Shares”) of common stock of the Company. Vesting of the Restricted Shares shall occur in bi-annual installments over five years commencing on December 31, 2022 on which date 50,000 shares of the Restricted Shares shall vest and continuing to vest thereafter on each of July 1 and December 31, for the years of 2023-2027.

Restricted Signing Shares: The Company shall grant to the Executive 100,000 shares of the Company’s common stock within five (5) business days of stockholder approval of the incentive plan.

Cash Bonus: The Executive will receive a cash bonus each year of the greater of (i) between 2.5% and 10% of the Company’s calendar year EBITDA (with the marginal percentage decreasing as EBITDA increases from $1 million to $3 million). By way of example only, if EBITDA is $1.5 million, Executive will receive $137,500 ((10% of $1 million = $100,000) plus (7.5% of $500,000 = $37,500)) and (ii) between 9% and 45% of base salary determined by the relationship between the Company’s annual performance and an annual target performance set each year by mutual agreement between the Board of Directors of the Company (the “Board”) and the Executive (with the percentage of base salary increasing as the percentage of target increases from 79% to over 150%).

Stock Bonus: The Company will issue, out of its equity incentive plan to be approved by its shareholders in the future, three different categories of stock bonuses and one category of options:

(i)	EBITDA based issuances - 150,000 shares of common stock upon the Company first reaching positive cash flow EBITDA for a quarter of any amount and then reaching positive cash flow EBITDA for a quarter of milestones of $1 million, $3 million, and $5 million.

(ii)	Market Capitalization based issuances - 150,000 shares of common stock upon the Company reaching the following market capitalization milestones: $250 million, $500 million, $1 billion, $2 billion, $3 billion, $4 billion, and $5 billion.

(iii)	Business Metrics Growth based issuances - award incentives for achieving 25,000, 50,000, 100,000 active stores on the SurgePays network and 250,000, 500,000, 1,000,000 Wireless MVNO/Mobile broadband or digital content customers - up to a total of 825,000 shares of common stock. In addition, Executive will be issued 150,000 shares of common stock per increment of 500,000 total subscribers (Wireless MVNO, Mobile Broadband or digital content customers) of the Company beyond 1 million total subscribers.

(iv)	Options to purchase 75,000 shares of common stock on January 1st of each year from 2023 through 2026. In addition, the Company will issue 75,000 options to Executive in 2022 following shareholder approval of the Company’s equity incentive plan.

Benefits: The Executive will be eligible to participate in all health, medical, dental, and life insurance employee benefits as are available from time to time to other key executive employees and their families. The Executive will be entitled to receive an annual car allowance of up to $3,750 per year and home office expense reimbursement of up to $500 per month. The Executive is also entitled to be reimbursed for up to $10,000 per year in costs associated with income tax preparation and estate planning.

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

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
4.1*	Form of Promissory Note Issued to Inventory Lenders in March 2022 to May 2022
4.2*	Form of Warrant with $4.73 Exercise Price Issued to Inventory Lenders in March 2022 to May 2022
4.3*	Revolved Secured Promissory Note with Lender, dated April 8, 2022, as amended June 2, 2022
10.1*	Loan Agreement between the Company and Lender, dated April 8, 2022, as amended June 2, 2022
10.2*	Security Agreement between the Company and Lender, dated April 8, 2022
10.3+*	Employment Agreement between SurgePays, Inc. and Anthony Evers, dated August 8, 2022
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.

Date: August 11, 2022
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

