Form 10-Q
period 2022-09-30
SurgePays, Inc.
filed 2022-11-14
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2022 was 12,530,928 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets

Current Assets
Cash	$7,892,050	$6,283,496
Accounts receivable - net	9,467,422	3,249,889
Inventory	9,492,385	4,359,296
Prepaids	131,853	-
Total Current Assets	26,983,710	13,892,681

Property and equipment - net	747,056	200,448

Other Assets
Note receivable	176,851	176,851
Intangibles - net	2,943,353	3,433,484
Goodwill	1,666,782	866,782
Investment in Centercom	401,190	443,288
Operating lease - right of use asset - net	441,921	486,668
Total Other Assets	5,630,097	5,407,073

Total Assets	$33,360,863	$19,500,202

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$13,671,092	$6,602,577
Accounts payable and accrued expenses - related party	3,558,258	1,389,798
Deferred revenue	1,896,510	276,250
Operating lease liability	38,606	49,352
Loans payable - related parties	1,086,413	1,553,799
Notes payable - SBA government	-	126,418
Notes payable - net	6,679,597	-
Total Current Liabilities	26,930,476	9,998,194

Long Term Liabilities
Loans payable - related parties	4,974,403	4,507,017
Notes payable - SBA government	582,226	1,004,767
Operating lease liability	409,672	438,903
Total Long-Term Liabilities	5,966,301	5,950,687

Total Liabilities	32,896,777	15,948,881

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Series A, Convertible Preferred stock, $0.001 par value, 100,000,000 shares authorized, 13,000,000 and 13,000,000 shares issued and outstanding, respectively	260	260
Series C, Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 12,348,834 and 12,063,834 shares issued and outstanding, respectively	12,496	12,064
Additional paid-in capital	39,467,956	38,662,340
Accumulated deficit	(38,848,912)	(35,123,343)
Stockholders’ equity	631,800	3,551,321
Non-controlling interest	(167,714)	-
Total Stockholders’ Equity	464,086	3,551,321

Total Liabilities and Stockholders’ Equity	$33,360,863	$19,500,202

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$36,171,345	$14,538,353	$85,317,860	$36,905,373

Costs and expenses
Cost of revenue	34,250,541	12,634,871	78,572,421	32,544,619
General and administrative expenses	2,933,204	2,909,954	9,655,529	10,262,479
Total costs and expenses	37,183,745	15,544,825	88,227,950	42,807,098

Loss from operations	(1,012,400)	(1,006,472)	(2,910,090)	(5,901,725)

Other income (expense)
Interest expense	(633,593)	(1,236,778)	(1,370,236)	(4,637,236)
Derivative expense	-	-	-	(1,775,057)
Change in fair value of derivative liabilities	-	(202,784)	-	746,896
Gain (loss) on investment in Centercom	(52,435)	21,072	(42,099)	(3,556)
Gain on settlement of liabilities	-	136,487	-	979,469
Gain on deconsolidation of True Wireless	-	-	-	1,895,871
Amortization of debt discount	(57,933)	630,580	(95,001)	2,008,036
Gain on forgiveness of PPP loan - government	-	-	524,143	-
Total other income (expense) - net	(743,961)	(651,423)	(983,193)	(785,577)

Net loss including non-controlling interest	(1,756,361)	(1,657,895)	(3,893,283)	(6,687,302)

Non-controlling interest	(216,163)	-	(167,714)	-

Net loss available to common stockholders	$(1,540,198)	$(1,657,895)	$(3,725,569)	$(6,687,302)

Loss per share - basic and diluted	$(0.12)	$(0.51)	$(0.30)	$(2.21)

Weighted average number of shares - basic and diluted	12,443,052	3,264,274	12,259,907	3,024,487

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended September 30, 2022

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	$-	$3,551,321

Recognition of stock-based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Warrants issued as debt issue costs	-	-	-	-	-	-	38,953	-	-	38,953

Non-controlling interest	-	-	-	-	-	-	-	-	(32,645)	(32,645)

Net loss	-	-	-	-	-	-	-	(1,212,334)	-	(1,212,334)

March 31, 2022	260,000	260	-	-	12,063,834	12,064	38,710,587	(36,335,677)	(32,645)	2,354,589

Recognition of stock-based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Stock issued as direct offering costs	-	-	-	-	200,000	200	(200)	-	-	-

Stock issued to purchase software	-	-	-	-	85,000	85	411,315	-	-	411,400

Warrants issued as debt issue costs	-	-	-	-	-	-	76,451	-	-	76,451

Warrants issued as interest expense	-	-	-	-	-	-	212,608	-	-	212,608

Non-controlling interest	-	-	-	-	-	-	-	-	81,094	81,094

Net loss	-	-	-	-	-	-	-	(973,037)	-	(973,037)

June 30, 2022	260,000	260	-	-	12,348,834	12,349	39,420,055	(37,308,714)	48,449	2,172,399

Recognition of stock-based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Warrants issued as interest expense	-	-	-	-	-	-	38,754	-	-	38,754

Exercise of warrants (cashless)	-	-	-	-	147,153	147	(147)	-	-	-

Non-controlling interest	-	-	-	-	-	-	-	-	(216,163)	(216,163)

Net loss	-	-	-	-	-	-	-	(1,540,198)	-	(1,540,198)

September 30, 2022	260,000	$260	-	$-	12,495,987	$12,496	$39,467,956	$(38,848,912)	$(167,714)	$464,086

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ (Deficit)

For the Three and Six Months Ended September 30, 2021

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2020	260,000	$260	721,598	$722	2,542,624	$2,543	$10,862,708	$(21,592,199)	$(10,725,966)

Stock issued for services rendered and recognition of share-based compensation	-	-	-	-	1,260	1	61,570	-	61,571

Stock issued for cash	-	-	-	-	260,000	260	1,509,740	-	1,510,000

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	18,000	18	2,038,617	-	2,038,635

Conversion of debt	-	-	-	-	132,291	132	858,026	-	858,158

Stock issued under make-whole arrangement	-	-	-	-	15,147	15	90,386	-	90,401

Stock issued in connection with debt modification	-	-	-	-	13,916	14	108,917	-	108,931

Stock issued in settlement of liabilities	-	-	-	-	71,737	72	464,641	-	464,713

Stock issued for acquisition of membership interest in ECS	-	-	-	-	2,000	2	17,898	-	17,900

Net loss	-	-	-	-	-	-	-	(4,815,431)	(4,815,431)

March 31, 2021	260,000	260	721,598	722	3,056,975	3,057	16,012,503	(26,407,630)	(10,391,088)

Stock issued for services rendered and recognition of share-based compensation	-	-	-	-	1,260	1	10,268	-	10,269

Recognition of stock option expense and related true up adjustment	-	-	-	-	-	-	(26,741)	-	(26,741)

Stock issued in settlement of liabilities	-	-	-	-	171,863	172	1,290,265	-	1,290,437

Net loss	-	-	-	-	-	-	-	(213,976)	(213,976)

June 30, 2021	260,000	260	721,598	722	3,230,098	3,230	17,286,295	(26,621,606)	(9,331,099)

True up adjustment related to initial acquisition of True Wireless	-	-	-	-	-	-	87,596	(87,596)	-

Stock issued for services rendered and recognition of share-based compensation ($5 - $8.05/share)	-	-	-	-	7,471	7	56,818	-	56,825

Recognition of stock option expense and related true up adjustment	-	-	-	-	-	-	(93,483)	-	(93,483)

Stock issued in settlement of liabilities ($5.80 - $6.30/share)	-	-	-	-	33,100	33	124,602	-	124,635

Exercise of warrants (cashless)	-	-	-	-	2,134	2	(2)	-	-

Conversion of debt ($5.75/share)	-	-	-	-	15,625	16	89,828	-	89,844

Warrants issued with debt recorded as a debt discount	-	-	-	-	-	-	265,268	-	265,268

Net loss	-	-	-	-	-	-	-	(1,657,895)	(1,657,895)

September 30, 2021	260,000	$260	721,598	$722	3,288,428	$3,288	$17,816,922	$(28,367,097)	$(10,545,905)

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Operating activities
Net loss - including non-controlling interest	$(3,893,283)	$(6,687,302)
Adjustments to reconcile net loss to net cash used in operations
Provision for inventory obsolescence	51,718	-
Depreciation and amortization	664,534	579,372
Amortization of right-of-use assets	44,747	122,681
Amortization of debt discount/debt issue costs	95,001	2,008,036
Recognition of share-based compensation	27,882	8,411
Warrants issued for interest expense	251,362	-
Change in fair value of derivative liabilities	-	(746,896)
Derivative expense	-	1,775,057
Gain on settlement of liabilities	-	(935,375)
(Gain) loss on equity method investment - Centercom	42,098	3,556
Gain on forgiveness of PPP loan	(524,143)	-
Gain on deconsolidation of subsidiary (True Wireless)	-	(1,895,871)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(6,217,533)	(1,487,131)
Lifeline revenue - due from USAC	-	105,532
Inventory	(5,184,807)	(398,450)
Prepaids	(131,853)	32,062)
Increase (decrease) in
Accounts payable and accrued expenses	7,074,491	166,193
Accounts payable and accrued expenses - related party	2,168,460	540,089)
Deferred revenue	1,620,260	(207,800)
Operating lease liability	(39,977)	(126,533)
Net cash used in operating activities	(3,951,043)	(7,144,369)

Investing activities
Purchase of property and equipment	(9,611)	(51,396)
Purchase of software	(300,000)	-
Acquisition of Torch Wireless	(800,000)	-
Cash disposed in deconsolidation of subsidiary (True Wireless)	-	(325,316)
Net cash used in investing activities	(1,109,611)	(376,712)

Financing activities
Proceeds from stock and warrants issued for cash	-	1,510,000
Proceeds from loans - related party	-	3,688,000
Repayments of loans - related party	-	(163,000)
Proceeds from notes payable	6,700,000	853,386
Repayments on notes payable	-	(250,000)
Proceeds from SBA notes	-	518,167
Repayments on SBA notes	(30,792)	(3,425)
Proceeds from convertible notes	-	2,550,000
Repayments on convertible notes - net of overpayment	-	(1,220,515)
Net cash provided by financing activities	6,669,208	7,482,613

Net increase (decrease) in cash	1,608,554	(38,468)

Cash - beginning of period	6,283,496	673,995

Cash - end of period	$7,892,050	$635,527)

Supplemental disclosure of cash flow information
Cash paid for interest	$195,950	$117,836
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$115,404	$-
Stock issued to acquire software	$411,400	$-
Debt discount/issue costs recorded in connection with debt/derivative liabilities	$-	$2,406,097
Stock issued in settlement of liabilities	$-	$1,879,785
Conversion of debt into equity	$-	$948,002
Right-of-use asset obtained in exchange for new operating lease liability	$-	$515,848
Termination of ECS ROU lease	$-	$228,752
Stock issued in connection with debt modification	$-	$108,931
Stock issued under make-whole arrangement	$-	$90,401
Stock issued for acquisition of membership interest in ECS	$-	$17,900
Deconsolidation of subsidiary (True Wireless)	$-	$2,434,552

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

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

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2022, the Company had:

●	Net loss available to common stockholders of $3,725,569; and
●	Net cash used in operations was $3,951,043

Additionally, at September 30, 2022, the Company had:

●	Accumulated deficit of $38,848,912
●	Stockholders’ equity of $464,086; and
●	Working capital of $53,234

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $7,892,050 at September 30, 2022.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months that will end on September 30, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

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

Management’s strategic plans include the following:

●	Continue the hyper growth of the Affordable Connectivity Program revenue stream;
●	Execution of business plan and significant revenue growth from prior period;
●	Pursuing a line of credit to achieve the hyper growth of the Affordable Connectivity Program,;
●	Expand product and services offerings to a larger surrounding geographic area;
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

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

SEPTEMBER 30, 2022

(UNAUDITED)

Effective January 1, 2022, the Company executed a management agreement with Torch Wireless (“Torch”). Generally, the Company was engaged to handle the following services:

●	Oversee management of the business being conducted by Torch;
●	Involved in the performance of Torch’s obligations under contracts regarding its business operations and maintenance of Torch’s customer relationships;
●	Assist Torch with regulatory compliance;
●	Manage all billing and collection functions, including the right to collect revenues related to Torch’s business operations, as part of the agreement, Torch may not participate in this function; and
●	Manage all payment functions related to the business, including the right to disburse funds, as part of the agreement, Torch may not participate in this function.

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

During June 2022, it was determined that the Company had acquired 100% of Torch, effective January 1, 2022, resulting in Torch becoming a wholly-owned subsidiary, in a transaction accounted for as a business combination. Pursuant to ASC 805-10-25-7, the Company determined that the acquisition date preceded the closing date as it was managing Torch and in full control of all operational decision making. At this time, the Company had obtained control of Torch through its management contract.

At the time of acquisition, Torch had no significant assets or liabilities. The Company paid $800,000. As a result of the acquisition, the Company recorded goodwill of $800,000. With the purchase of Torch, the Company now has approval to offer subsidized mobile broadband in all fifty states.

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

For the three and nine months ended September 30, 2022, the Company incurred expenses of $584,038 and $905,281, respectively, related to the residual payments. All expenses are included as a component of cost of goods sold.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

This transaction does not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of Torch was not deemed to be significant at any level under SEC Regulation S-X 3.05 and does not require the presentation of any additional historical audits.

At September 30, 2022, Torch has been consolidated with the Company’s consolidated statements of financial position, results of operations, and cash flows.

At September 30, 2022 and December 31, 2021 goodwill was $1,666,782 and $866,782, respectively. There were no impairment losses for the three and nine months ended September 30, 2022 or 2021, respectively.

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

For the Year Ended December 31, 2022:

2023	$52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Significant estimates during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

SEPTEMBER 30, 2022

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2022 and December 31, 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

SEPTEMBER 30, 2022

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At September 30, 2022 and December 31, 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At September 30, 2022 and December 31, 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $137,218 for the periods ended September 30, 2022 and December 31, 2021, respectively.

There was no bad debt expense for the three and nine months ended September 30, 2022 and 2021, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Inventory

Inventory primarily consists of tablets and sim cards. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method.

During the three and nine months ended September 30, 2022, the Company recorded a provision for inventory obsolescence of $51,718, respectively.

During the three and nine months ended September 30, 2021, the Company recorded a provision for inventory obsolescence of $0, respectively.

At September 30, 2022 and December 31, 2021, the Company had inventory of $9,492,385 and $4,359,296, respectively.

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

There were no impairment losses for the three and nine months ended September 30, 2022 and 2021, respectively.

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

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management has revised the capitalization policy to capitalize any property and equipment over $7,500. This impact was immaterial to the periods presented.

There were no impairment losses for the three and nine months ended September 30, 2022 and 2021, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2022 and December 31, 2021, respectively, contained a significant financing component.

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

SEPTEMBER 30, 2022

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

Surge Phone Wireless (SPW) and Torch Wireless

SPW and Torch Wireless are separately licensed to provide subsidized mobile broadband services through the FCC’s Affordable Connectivity Program (ACP) to qualifying low-income customers, covering all fifty states. Revenues are recognized when an ACP application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

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

SEPTEMBER 30, 2022

(UNAUDITED)

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

At September 30, 2022 and December 31, 2021, the Company had deferred revenue of $1,896,510 and $276,250, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Surge Phone and Torch Wireless	$61,462,327	72.04%	$1,253,035	3.40%
Surge Blockchain, LLC	102,378	0.12%	110,547	0.30%
LogicsIQ, Inc.	10,689,006	12.53%	15,449,941	41.86%
Surge Fintech & ECS	13,064,149	15.31%	18,933,869	51.30%
True Wireless	-	0.00%	1,157,981	3.14%
Total Revenues	$85,317,860	100%	$36,905,373	100%

Cost of Revenues

Cost of revenues consists of the cost of purchased tablets and SIM cards, commissions, and purchased telecom services including data usage and access to wireless networks. Additionally, prepaid phone cards and advertising costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2022 and December 31, 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2022 and 2021, respectively.

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

At September 30, 2022 and December 31, 2021, our investment in CenterCom was $401,190 and $443,288, respectively.

During the three months ended September 30, 2022 and 2021, we recognized a loss of $52,435 and gain of $21,072, respectively.

During the nine months ended September 30, 2022 and 2021, we recognized a loss of $42,099 and a loss of $3,556, respectively.

During 2021, CenterCom forgave $429,010 of accounts payable owed by SurgePays to CenterCom. As this debt forgiveness occurred with a related party there was no gain recorded and the Company increased additional paid in capital.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $34,708 and $76,413 in marketing and advertising costs during the three months ended September 30, 2022 and 2021, respectively.

The Company recognized $170,714 and $638,706 in marketing and advertising costs during the nine months ended September 30, 2022 and 2021, respectively.

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

SEPTEMBER 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of September 30, 2022 and 2021 were as follows:

	September 30, 2022	September 30, 2021
Convertible notes payable and related accrued interest (1)	-	540,206
Warrants (2)	5,648,563	473,609
Stock options (3)	6,801	3,401
Series A, convertible preferred stock (4)	26,000	26,000
Series C, convertible preferred stock (5)	-	3,607,990
Total common stock equivalents	5,681,364	4,651,206

1	- conversion prices variable
2	- exercise prices variable
3	- weighted average exercise price - $16/share and $16/share, respectively
4	- each share converts to 1/10 of a share of common stock
5	- each share converts to 250 shares of common stock

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

Based on the potential common stock equivalents noted above at September 30, 2022 and December 31, 2021, respectively, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

The Company uses certain credit cards to pay expenses, these credit cards are in the names of certain officers and directors of the Company

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

During the three and nine months ended September 30, 2022, the Company incurred expenses with related parties in the normal course of business totaling $6,914,425 and $14,320,854, respectively.

	2022	2021	2022	2021
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Related party expenses
321 Communications, Inc	$5,685,359	$362	$11,554,803	$362
Axia Management, LLC	-	1,300	-	95,415
Carddawg Investments, Inc.	94,023	15,732	124,767	41,116
CenterCom USA, Inc	393,990	338,595	1,713,920	908,550
Galaxy	-	67,950	-	67,950
National Relief Telecom	741,053	-	927,364	-
Total	$6,914,425	$423,940	$14,320,854	$1,113,393

The increase in the expense is directly related to the Company’s expansion into the Affordable Connectivity program. The vendors supplying data plans for the program are 321 Communications and National Relief Telecom.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company.

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

SEPTEMBER 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Note 3 – Property and Equipment

Management has revised the capitalization policy to capitalize any property and equipment over $7,500. This impact was immaterial to the periods presented.

Property and equipment consisted of the following:

			Estimated Useful
Type	September 30, 2022	December 31, 2021	Lives (Years)

Computer equipment and software	$1,005,946	$283,484	3 - 5
Furniture and fixtures	83,092	82,752	5 - 7
	1,089,038	366,236
Less: accumulated depreciation	(341,982)	(165,788)
Property and equipment - net	$747,056	$200,448

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 in cash, of which $100,000 was paid in June 2022, and the remaining $200,000 in July 2022. Additionally, the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $140,318 and $17,756, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $174,403 and $50,491, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	September 30, 2022	December 31, 2021	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(2,810,167)	(2,320,036)
Intangibles - net	$2,943,353	$3,433,484

ECS has been a financial technology and wireless top-up platform for over 15 years. On October 1, 2019, we acquired ECS primarily for the favorable ACH banking relationships and a fintech transactions platform (proprietary software) processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The platform serves as a proven backbone for wireless top-up transactions and wireless product aggregation. The majority of the purchase price was allocated to the “Proprietary Software” category being amortized on a straight-line basis over seven years.

Amortization expense for the three months ended September 30, 2022 and 2021 was $163,377 and $163,377, respectively.

Amortization expense for the nine months ended September 30, 2022 and 2021 was $490,131 and $528,881, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Year Ended December 31, 2022:

2022 (3 months)	$163,377
2023	653,508
2024	653,508
2025	653,508
2026	653,508
2027	165,944
Total	$2,943,353

Note 5 – Debt

The following represents a summary of the Company’s notes payable – SBA government, loans payable – related parties, notes payable and convertible notes, key terms, and outstanding balances at September 30, 2022 and December 31, 2021, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA	Total

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

Principal	$498,082	$150,000	$486,600	$518,167	$1,652,849

Balance - December 31, 2020	$498,082	$150,000	$486,600	$-	$1,134,682
Gross proceeds	-	-	-	518,167	518,167
Forgiveness of loan	(371,664)	-	-	-	(371,664	)1
Deconsolidation of subsidiary (“TW”)	-	-	(150,000)	-	(150,000	)2
Balance - December 31, 2021	126,418	150,000	336,600	518,167	1,131,185
Forgiveness of loan	-	-	-	(518,167)	(518,167	)3
Repayments	(20,807)	(3,530)	(6,455)	-	(30,792)
Balance - September 30, 2022	$105,611	$146,470	$330,145	$-	$582,226

1	During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2	In connection with the deconsolidation of TW in 2021, $150,000 of debt was assumed by the TW’s buyer.

3	During 2022, the Company received forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Notes Payable – Related Parties

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
Terms	Related Party	Related Party	Related Party	Total

Issuance dates of notes	Various	May 2020/January 2021	August 2021
Maturity date	January 1, 2023/January 1, 2024	March 2021	August 2031
Interest rate	10%	15%	10%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A

Balance - December 31, 2020	$3,341,940	$147,500	$-	$3,489,440
Gross proceeds	3,825,000	63,000	467,385	4,355,385
Accrued interest included in note balance	692,458	-	-	692,458
Conversion of debt into common stock	(2,265,967)	-	-	(2,265,967)
Repayments	-	(210,500)	-	(210,500)
Balance - December 31, 2021	5,593,431	-	467,385	6,060,816
No activity - 2022	-	-	-	-
Balance - September 30, 2022	$5,593,431	$-	$467,385	$6,060,816

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox). Prior to September 30, 2021, these notes were either due on demand or had a specific due date. Additionally, these advances had interest rates from 6% - 15%. On September 30, 2021, all notes and related accrued interest were combined into two (2) new notes.

The new notes had due dates of June 30, 2022 or January 1, 2023. In April 2022, the notes were extended to January 1, 2023 and January 1, 2024, respectively. All notes bear interest at 10%. At September 30, 2021, the Company included $692,458 of accrued interest in the new note balance. In 2021, the Company issued 561,758 shares of common stock at $4.30/share to settle $2,415,560 of debt including principal of $2,265,967 and accrued interest of $149,593. As a result of the debt conversion with a related party, gains/losses were recognized, however, the Company increased additional paid-in capital for $2,415,560.

2	Activity is with the Company’s former President, Chief Operating Officer and Board Member (Anthony Nuzzo). Mr. Nuzzo passed away in March 2022.

3	Activity is with David May, who is a Board Member.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Notes Payable

	1	2	3		4
Terms	Notes Payable	Notes Payable	Notes Payable	Note Payable	Notes Payable	Total	In-Default

Issuance dates of notes	April/May 2022	April/June 2022	March 2022	2019	2021
Maturity date	October/November 2022	January/February 2023	March 2023	2020	2022
Interest rate	19%	24%	19%	18%	10%
Default interest rate	26%	N/A	26%	0%	0%
Collateral	Unsecured	All assets	Unsecured	Unsecured	Unsecured
Warrants issued as discount/issue costs	36,000	N/A	15,000	N/A	2,406,250

Principal	$1,200,000	$5,000,000	$500,000	$250,000	$1,101,000	$8,051,000

Balance - December 31, 2020	-	-	-	250,000	-	250,000	$250,000
Gross proceeds	-	-	-	-	1,101,000	1,101,000
Debt discount	-	-	-	-	(672,254)	(672,254)
Amortization of debt discount	-	-	-	-	698,511	698,511
Repayments	-	-	-	(250,000)	(1,127,257)	(1,377,257)
Balance - December 31, 2021	-	-	-	-	-	-	-
Gross proceeds	1,200,000	5,000,000	500,000	-	-	6,700,000
Debt issue costs	(76,451)	-	(38,953)	-	-	(115,404)
Amortization of debt issue costs	56,048	-	38,953	-	-	95,001
Balance - September 30, 2022	$1,179,597	$5,000,000	$500,000	$-	$-	$6,679,597	$-

1	-	These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

2	-	The Company executed a $5,000,000, secured, revolving promissory note with a third party. The Company may draw down on the note at 80% of eligible accounts receivable. See below.

3	-	These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and were amortized over the life of the debt. Additionally, in September 2022, the Company issued an additional 12,000, three (3) year warrants, which have been treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In October 2022, the Company repaid $100,000.

4	-	In the event of default, these notes were convertible at 75% of the market price based upon the VWAP in preceding 10 days. There were defaults. Debt discount on notes totaling $1,101,000 in principal included original issue discounts of $101,000 and debt discounts associated with warrants totaling $229,268. Additionally, the Company computed a beneficial conversion feature of $341,986.

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

At September 30, 2022 and December 31, 2021, the Company had a balance due of $5,000,000 and $0, respectively. See table above.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

During the three months ended September 30, 2022 and 2021, the Company recorded a change in fair of derivative liabilities of $0 and $202,784, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations.

During the nine months ended September 30, 2022 and 2021, the Company recorded a change in fair of derivative liabilities of $0 and $746,896, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations.

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

For the three months years ended September 30, 2022 and 2021, the Company recorded a derivative expense of $0 and $0, respectively.

For the nine months years ended September 30, 2022 and 2021, the Company recorded a derivative expense of $0 and $1,775,057, respectively.

During the year ended December 31, 2021, in connection with the repayment of convertible notes which contained embedded conversion features, the related derivative liabilities ceased to exist.

During the three months ended September 30, 2022 and 2021, the Company recorded a gain of $0 and $136,487, respectively, related to the settlement of convertible debt which contained an embedded conversion feature and was separately bifurcated and classified as a derivative liability. The Company has recorded these gains in the accompanying consolidated statements of operations as a component of gain on settlement of liabilities.

During the nine months ended September 30, 2022 and 2021, the Company recorded a gain of $0 and $979,469, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, respectively

Note 8 – Commitments and Contingencies

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

At September 30, 2022 and December 31, 2021, respectively, the Company has no financing leases as defined in ASC 842, “Leases.”

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2022 and December 31, 2021, respectively:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Operating Leases	$44,747	$140,464
Interest on lease liabilities	17,216	31,898
Total net lease cost	$61,963	$172,362

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021

Operating leases

Operating lease ROU assets - net	$441,921	$486,668

Operating lease liabilities - current	38,606	49,352
Operating lease liabilities - non-current	409,672	438,903
Total operating lease liabilities	$448,278	$488,255

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$39,977	$117,357

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$515,848

Weighted average remaining lease term (in years)
Operating leases	7.74	8.19

Weighted average discount rate
Operating leases	5%	5%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Future minimum lease payments at September 30, 2022

2022 (3 months)	$14,878
2023	60,294
2024	61,876
2025	63,460
Thereafter	351,356
Total lease payments	551,864
Less: amount representing interest	(103,586)
Total lease obligations	$448,278

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.

True Wireless and SurgePays - Litigation

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

At September 30, 2022, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

(UNAUDITED)

Equity Transactions for the Nine Months Ended September 30, 2022

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

Exercise of Warrants

The Company issued 147,153 shares of common stock in connection with a cashless exercise of 498,750 warrants. The transaction had a net effect of $0 on stockholders’ equity.

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

SEPTEMBER 30, 2022

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

These 230,000 warrants were exchanged for 68,161 shares of common stock in July 2022 in a cashless exchange. The net effect on stockholders’ equity was $0.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

SEPTEMBER 30, 2022

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Stock Options

Stock option transactions under the Company’s Plan for the nine months ended September 30, 2022 and the year ended December 31, 2021 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	-	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - September 30, 2022	17,004	$16.00	4.42	$-	$-
Vested and Exercisable - September 30, 2022	6,801	$16.00	4.42	$-	$-
Unvested and non-exercisable - September 30, 2022	10,202	$16.00	4.42	$-	$-

During 2022 and 2021, 3,400 stock options vested (6,801 in total), which were held by the Company’s Chief Financial Officer.

Compensation expense recorded for stock-based compensation is as follows for the three months ended September 30, 2022 and 2021, was $9,294 and $9,294, respectively.

Compensation expense recorded for stock-based compensation is as follows for the nine months ended September 30, 2022 and 2021, was $27,882 and $27,882, respectively.

As of September 30, 2022, compensation cost related to the unvested options not yet recognized was $52,663.

Weighted average period in which compensation will vest (years) 1.42 years. The unvested stock option expense is expected to be recognized through March 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Warrants

Warrant activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Vested and Exercisable - December 31, 2020	194,317	$32.50	1.52	$-
Granted	5,935,450	$8.01	-	-
Exercised	(2,133)	$12.50	-	-
Cancelled/Forfeited	(44,650)	$23.49	-	-
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Vested and Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	153,000	$4.73	-
Exercised	(498,750)	$8.00	-
Cancelled/Forfeited	(88,671)	$40.04	-
Outstanding - September 30, 2022	5,648,563	$8.14	2.10	$-
Vested and Exercisable - September 30, 2022	5,648,563	$8.14	2.10	$-
Unvested and non-exercisable - September 30, 2022	-	$-	0.00	$-

Warrant Transactions for the Nine Months Ended September 30, 2022

Debt Issue Costs

In connection with $1,700,000 in notes issued in March, April and May 2022 (See Note 5), the Company issued 51,000 warrants, which are accounted for as debt issue costs, having a fair value of $115,404.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	119% - 120%
Expected dividends	0%
Risk free interest rate	2.45% - 2.80%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Interest Expense

In May 2022, a vendor increased the amount of credit the Company had for making purchases. In consideration for the increase, the Company issued 90,000 warrants, which are accounted for as interest expense, having a fair value of $212,608.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	120%
Expected dividends	0%
Risk free interest rate	2.71%

In September 2022, the Company extended the due dates of certain notes payable totaling $400,000 for an additional 6 months. In consideration for the extension of the maturity date, the Company issued 12,000 warrants, which are accounted for as interest expense, having a fair value of $38,754.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	119%
Expected dividends	0%
Risk free interest rate	4.25%

Warrant Exercise

In July 2022, the Company issued 78,992 shares of common stock in connection with a cashless exercise of 268,750 warrants.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Warrant Transactions for the Year Ended December 31, 2021

During 2021, the Company granted 277,950 warrants to convertible note holders and additional 137,500 warrants to note holders. These warrants were exercisable upon the grant date, had expiration dates ranging from 3 – 5 years, and exercise prices of $8 - $12/share.

Additionally, in connection with the NASDAQ uplisting, 5,290,000 warrants were sold for cash and an additional 230,000 warrants were issued as an underwriters’ discount. The 230,000 warrants are exercisable six (6) months from the grant date in May 2022. See above for additional discussion, including the cashless exercise of these warrants for 68,161 shares of common stock.

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

SEPTEMBER 30, 2022

(UNAUDITED)

Note 10 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. All data below is prior to intercompany eliminations.

Segment information for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	2022	2021	2022	2021

Revenues
Surge Phone and Torch Wireless	$27,345,641	$1,250,804	$61,462,327	$1,253,035
Surge Blockchain, LLC	54,707	32,629	102,378	110,547
LogicsIQ, Inc.	4,763,990	7,453,036	10,689,006	15,449,941
Surge Fintech & ECS	4,007,007	5,801,884	13,064,149	18,933,869
True Wireless	-	-	-	1,157,981
SurgePays, Inc.	-	-	-	-
Total	$36,171,345	$14,538,353	$85,317,860	$36,905,373

Cost of revenues
Surge Phone and Torch Wireless	$24,298,074	$1,179,212	$54,836,122	$1,186,881
Surge Blockchain, LLC	957	(588)	2,457	1,377
LogicsIQ, Inc.	5,693,500	5,851,931	10,457,462	12,628,769
Surge Fintech & ECS	4,258,010	5,604,316	13,276,380	18,421,530
True Wireless	-	-	-	306,062
SurgePays, Inc.	-	-	-	-
Total	$34,250,541	$12,634,871	$78,572,421	$32,544,619

Operating expenses
Surge Phone and Torch Wireless	$84,775	$11,496	$215,664	$35,409
Surge Blockchain, LLC	300	(918)	53,271	11,725
LogicsIQ, Inc.	446,292	646,128	1,454,111	1,604,261
Surge Fintech & ECS	370,599	288,966	1,013,518	1,062,315
True Wireless	-	61,458	-	615,013
SurgePays, Inc.	2,031,238	1,902,824	6,918,965	6,933,756
Total	$2,933,204	$2,909,954	$9,655,529	$10,262,479

Income (loss) from operations
Surge Phone and Torch Wireless	$2,962,792	$60,096	$6,410,541	$30,745
Surge Blockchain, LLC	53,450	34,135	46,650	97,445
LogicsIQ, Inc.	(1,375,802)	954,977	(1,222,567)	1,216,911
Surge Fintech & ECS	(621,602)	(91,398)	(1,225,749)	(549,976)
True Wireless	-	(61,458)	-	236,906
SurgePays, Inc.	(2,031,238)	(1,902,824)	(6,918,965)	(6,933,756)
Total	$(1,012,400)	$(1,006,472)	$(2,910,090)	$(5,901,725)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Segment information for the Company’s assets and liabilities at September 30, 2022 and December 31, 2021, are as follows:

	September 30, 2022	December 31, 2021

Total Assets
Surge Phone and Torch Wireless	$17,772,528	$(161,110)
Surge Blockchain, LLC	(560,954)	(608,188)
LogicsIQ, Inc.	2,392,232	1,284,562
Surge Fintech & ECS	2,656,342	3,870,409
True Wireless	-	-
SurgePays, Inc.	11,100,715	15,114,529
Total	$33,360,863	$19,500,202

Total Liabilities
Surge Phone and Torch Wireless	$11,527,879	$5,773
Surge Blockchain, LLC	198,197	197,614
LogicsIQ, Inc.	4,392,510	2,056,886
Surge Fintech & ECS	60,029	48,346
True Wireless	-	-
SurgePays, Inc.	16,718,162	13,640,262
Total	$32,896,777	$15,948,881

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2022 and 2021 and for the three months and nine months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

SurgePays, Inc (“SurgePays”, “we” the “Company”) was incorporated in Nevada on August 18, 2006, is a technology and telecommunications company focused on the underbanked and underserved communities. SurgePays blockchain fintech platform utilizes a suite of financial and prepaid products to convert corner stores and bodegas into tech-hubs for underbanked neighborhoods. SurgePays telecom subsidiaries SurgePhone Wireless and Torch Wireless provide mobile broadband to low-income consumers nationwide.

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

Surge Fintech (ECS Business)

We refer to the collective operations of ECS Prepaid, LLC, a Missouri limited liability company, Electronic Check Services, Inc., a Missouri corporation, and Central States Legal Services, Inc., a Missouri corporation, as “Surge Fintech.” This was previously referred to as the “ECS Business.”

Surge Fintech has been a financial technology tech and wireless top-up platform for over 15 years. Through a series of transactions between October 2019 and January 2020, we acquired the ECS Business primarily for the favorable ACH banking relationship; a fintech transactions platform processing over 20,000 transactions a day at approximately 8,000 independently owned retail stores. The platform serves as the proven backbone for wireless top-up transactions and wireless product aggregation for the SurgePays nationwide network.

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

Surge Blockchain

SurgePays Blockchain Software is a back-office marketplace platform offering wholesale consumable goods direct to convenience stores, bodegas, minimarts, tiendas and other corner stores who are transacting on the SurgePays Fintech platform. The wholesale e-commerce platform is easily accessed through the secure app interface – similar to a website. We believe what makes this sales platform unique is that it also offers the merchant the ability to order wholesale consumable goods at a significant discount from traditional distributors with one touch ease. We are able to sell products at a significant discount by using on demand Direct Store Delivery (DSD.) Our platform is connected directly to manufacturers, who ship products direct to the store while cutting out the middleman. The goal of the SurgePays Portal is to leverage the competitive advantage and efficiencies of e-commerce to provide as many commonly sold consumable products as possible to convenience stores, corner markets, bodegas, and supermarkets while increasing profit margins for these stores. These products include herbal stimulants, energy pills and shot drinks, dry foods, communication accessories, novelties, PPP products, bagged snacks, processed meats, automotive parts and many more goods, all in one convenient wholesale e-commerce platform.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At September 30, 2022 and December 31, 2021, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three months and nine months ended September 30, 2022 and 2021, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the three months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Revenue	$36,171,345	$14,538,353
Cost of revenue (exclusive of depreciation and amortization)	34,250,541	12,634,871
General and administrative expenses	2,933,204	2,909,954
Loss from operations	$(1,012,400)	$(1,006,472)

Revenue increased $21,632,992 (149%) primarily as a result of an increase in revenue for: SurgePhone Wireless and Torch Wireless of $26,094,837 offset by a decrease in Surge Fintech/ECS of $1,794,878 and LogicsIQ of $2,689,046. Loss from operations increased by $5,928 (1%).

General and administrative expenses during the three months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Depreciation and amortization	$303,695	$181,133
Selling, general and administration	2,629,509	2,728,821
Total	$2,933,204	$2,909,954

Depreciation and amortization increased $122,562 primarily as a result of purchased software during the fiscal year of 2022.

Selling, general and administrative expenses during the three months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Contractors and consultants	$472,366	$492,245
Professional services	281,185	224,907
Compensation	822,411	939,334
Webhosting/internet	128,958	80,029
Advertising and marketing	34,708	76,413
Other	1,193,576	1,097,026
Total	$2,933,204	$2,909,954

Selling, general and administrative costs (S, G & A) increased by $23,250 (1%). The detail changes are discussed below:

*	Contractors and consultants decreased to $472,366 in 2022 from $492,245 in 2021 primarily due to reclassing of the call center expenses to cost of goods sold in 2022.

*	Professional services increased from $224,907 in 2021 to $281,185 in 2022 primarily as a result of legal expenses related to various legal proceedings.

*	Compensation decreased from $939,334 in 2021 to $822,411 in 2022 primarily as a result of elimination of the President position after the passing of Anthony Nuzzo, Jr.

*	Webhosting/internet costs increased to $128,958 in 2022 from $80,029 in 2021.

*	Advertising and marketing costs decreased to $34,708 in 2022 from $76,413 in 2021 primarily due to a normalization of advertising costs in 2022. The Company implemented new advertising and marketing campaigns in the first three-quarters of 2021.

*	Other costs decreased to $1,193,576 in 2022 from $1,097,026 in 2021 primarily due to the following changes period over period:

●	Building expenses increased by $126,465;
●	insurance expense increased by $219,688 as a result of additional coverages required as part of uplisting to Nasdaq in the fourth quarter of 2021;
●	Office expenses increased by $33,546; and
●	other operating expense decreased by $95,550, as a result of reclassifying amortization of debt discount in the quarter ending September 30, 2021.

Other (expense) income during the three months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Interest, net	$(633,593)	$(1,236,778)
Change in fair value of derivative liability	-	(202,784)
Amortization of debt discount	(57,933)	630,580
Gain on equity investment in Centercom	(52,435)	21,072
Gain (loss) on settlement of liabilities	-	136,487
Total Other (expense) income - net	$(743,961)	$(651,423)

Interest expense decreased due to the repayment of various notes during 2021.

The loss on equity investment in Centercom of $52,435 in 2022 compared to an equity gain of $21,072 in 2021.

COMPARISON OF NINE MONTHS ENDED September 30, 2022 AND 2021

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

At September 30, 2022 and December 31, 2021, respectively, on the consolidated balance sheets, the Company separated its various types of debt into more distinct categories. Certain accounts payable were reclassified from non-current to current.

For the three months and nine months ended September 30, 2022 and 2021, respectively, on the consolidated statements of operations, the Company reclassified certain expenses amongst general and administrative and cost of revenues.

Revenues during the nine months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Revenue	$85,317,860	$36,905,373
Cost of revenue (exclusive of depreciation and amortization)	78,572,421	32,544,619
General and administrative expenses	9,655,529	10,262,479
Loss from operations	$(2,910,090)	$(5,901,725)

Revenue increased $48,412,487 (131%) primarily as a result of an increases in revenue for: SurgePhone Wireless and Torch Wireless of $60,209,292 offset by a decrease in Surge Fintech/ECS of $5,869,720 and LogicsIQ of $4,760,936. Loss from operations decreased by $2,991,635 (51%) primarily as a result of an increase in operating income in SurgePhone Wireless and Torch Wireless.

General and administrative expenses during the nine months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Depreciation and amortization	$664,533	$579,384
Selling, general and administration	8,990,996	9,683,095
Total	$9,655,529	$10,262,479

Depreciation and amortization increased $85,49 primarily as a result of purchased software during the fiscal year of 2022.

Selling, general and administrative expenses during the nine months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Contractors and consultants	$1,443,516	$1,582,562
Professional services	947,722	954,026
Compensation	3,404,852	2,866,427
Webhosting/internet	286,536	445,907
Advertising and marketing	170,714	638,706
Other	2,737,656	3,195,467
Total	$8,990,996	$9,683,095

Selling, general and administrative costs (S, G & A) decreased by $692,099 (7%). The detail changes are discussed below:

*	Contractors and consultants decreased to $1,443,516 in 2022 from $1,582,562 in 2021 primarily due to reclassing of the call center expenses to cost of goods sold in 2022.

*	Professional services decreased from $954,026 in 2021 to $947,722 in 2022.

*	Compensation increased from $2,866,427 in 2021 to $3,404,852 in 2022 primarily as a result of one-time bonuses paid to various management personnel.

*	Webhosting/internet costs decreased to $286,536 in 2022 from $445,907 in 2021.

*	Advertising and marketing costs decreased to $170,714 in 2022 from $638,706 in 2021 primarily due to a normalization of advertising costs in 2022. The Company implemented new advertising and marketing campaigns in the first three-quarters of 2021.

*	Other costs decreased to $457,811 in 2022 from $3,195,467 in 2021 primarily due to the following changes period over period:

●	Building expenses increased by $89,288;
●	insurance expense increased by $929,436 as a result of additional coverages required as part of uplisting to Nasdaq in the fourth quarter of 2021;
●	Office expenses increased by $69,401; and
●	other operating expense increased by $1,736,211 as a result of reclassifying amortization of debt discount in the quarter ending September 30, 2021.

Other (expense) income during the six months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Interest, net	$(1,370,236)	$(4,637,236)
Change in fair value of derivative liability	-	746,896
PPP loan forgiveness	524,143	-
Derivative expense	-	(1,775,057)
Amortization of debt discount	(95,001)	2,008,036
Gain on equity investment in Centercom	(42,099)	(3,556)
Gain on deconsolidation	-	1,895,871
Gain (loss) on settlement of liabilities	-	979,469
Total Other (expense) income - net	$(983,193)	$(785,577)

Interest expense decreased due to the repayment of various notes during 2021.

The loss on equity investment in Centercom of $42,099 in 2022 compared to an equity loss of $3,556 in 2021.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	2022	2021	2022	2021

Revenues
Surge Phone and Torch Wireless	$27,345,641	$1,250,804	$61,462,327	$1,253,035
Surge Blockchain, LLC	54,707	32,629	102,378	110,547
LogicsIQ, Inc.	4,763,990	7,453,036	10,689,006	15,449,941
Surge Fintech & ECS	4,007,007	5,801,884	13,064,149	18,933,869
True Wireless	-	-	-	1,157,981
SurgePays, Inc.	-	-	-	-
Total	$36,171,345	$14,538,353	$85,317,860	$36,905,373

Cost of revenues
Surge Phone and Torch Wireless	$24,298,074	$1,179,212	$54,836,122	$1,186,881
Surge Blockchain, LLC	957	(588)	2,457	1,377
LogicsIQ, Inc.	5,693,500	5,851,931	10,457,462	12,628,769
Surge Fintech & ECS	4,258,010	5,604,316	13,276,380	18,421,530
True Wireless	-	-	-	306,062
SurgePays, Inc.	-	-	-	-
Total	$34,250,541	$12,634,871	$78,572,421	$32,544,619

Operating expenses
Surge Phone and Torch Wireless	$84,775	$11,496	$215,664	$35,409
Surge Blockchain, LLC	300	(918)	53,271	11,725
LogicsIQ, Inc.	446,292	646,128	1,454,111	1,604,261
Surge Fintech & ECS	370,599	288,966	1,013,518	1,062,315
True Wireless	-	61,458	-	615,013
SurgePays, Inc.	2,031,238	1,902,824	6,918,965	6,933,756
Total	$2,933,204	$2,909,954	$9,655,529	$10,262,479

Income (loss) from operations
Surge Phone and Torch Wireless	$2,962,792	$60,096	$6,410,541	$30,745
Surge Blockchain, LLC	53,450	34,135	46,650	97,445
LogicsIQ, Inc.	(1,375,802)	954,977	(1,222,567)	1,216,911
Surge Fintech & ECS	(621,602)	(91,398)	(1,225,749)	(549,976)
True Wireless	-	(61,458)	-	236,906
SurgePays, Inc.	(2,031,238)	(1,902,824)	(6,918,965)	(6,933,756)
Total	$(1,012,400)	$(1,006,472)	$(2,910,090)	$(5,901,725)

Segment information for the Company’s assets and liabilities at September 30, 2022 and December 31, 2021, are as follows:

	September 30, 2022	December 31, 2021

Total Assets
Surge Phone and Torch Wireless	$17,772,528	$(161,110)
Surge Blockchain, LLC	(560,954)	(608,188)
LogicsIQ, Inc.	2,392,232	1,284,562
Surge Fintech & ECS	2,656,342	3,870,409
True Wireless	-	-
SurgePays, Inc.	11,100,715	15,114,529
Total	$33,360,863	$19,500,202

Total Liabilities
Surge Phone and Torch Wireless	$11,527,879	$5,773
Surge Blockchain, LLC	198,197	197,614
LogicsIQ, Inc.	4,392,510	2,056,886
Surge Fintech & ECS	60,029	48,346
True Wireless	-	-
SurgePays, Inc.	16,718,162	13,640,262
Total	$32,896,777	$15,948,881

SurgePhone Wireless and Torch Wireless

The Affordable Connectivity Program (ACP) revenue for the three months ended September 30,2022 increased by $26,094,837 as compared to the three months ended September 30, 2021. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). Cost of revenues for the three months ended September 30, 2022, increased by $23,118,862 from the same period ended September 30, 2021, as a result of the purchases of devices ($9,515,474), data usage expenses ($7,014,116) and commission paid ($5,386,626) for the ACP program. The operating income increased from an operating income of $60,096 as of the three months ended September 30, 2021, to operating income of $2,902,696 as of three months ended September 30, 2022.

The Affordable Connectivity Program (ACP)revenue for the nine months ended September 30,2022 increased by $60,209,292 as compared to the nine months ended September 30, 2021. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). Cost of revenues for the nine months ended September 30, 2022, increased by $ 53,649,241 from the same period ended September 30, 2021, as a result of the purchases of devices ($25,590,039), data usage expenses ($13,024,793) and commission paid ($13,176,925) for the ACP program. The operating income increased from an operating income of $30,745 as of the nine months ended September 30, 2021, to operating income of $6,379,797 as of nine months ended September 30, 2022.

Surge Blockchain

The revenue for the three months ended September 30, 2022 increased by $22,079 compared to the three months ended September 30, 2021. The operating income for the three months ended September 30, 2022 increased by $19,315 compared to the same period in 2021.

The revenue for the nine months ended September 30, 2022 decreased by $8,168 compared to the nine months ended September 30, 2021. The operating income for the nine months ended September 30, 2022 decreased by $50,795 compared to the same period in 2021.

LogicsIQ

The revenue for the three months ended September 30, 2022 decreased by $2,689,046 compared to the three months ended September 30, 2021. The revenue decreased due to the maturity curve of the various litigation cases as older cases are slowed and newer cases are set up. Operating income decreased by $2,330,780 for comparable periods of 2022 to 2021. LogicsIQ ended with an operating loss of $1,375,802 for the three months ended September 30, 2022 compared to an operating income of $954,978 for the same period in 2021.

The revenue for the nine months ended September 30, 2022 decreased by $4,760,936 compared to the nine months ended September 30, 2021. The revenue decreased due to the maturity curve of the various litigation cases as older cases are slowed and newer cases are set up. Operating income decreased by $2,439,479 for comparable periods of 2022 to 2021. LogicsIQ ended with an operating loss of $1,222,568 for the nine months ended September 30, 2022 compared to an operating gain of $1,216,912 for the same period in 2021.

Surge Fintech and ECS

The revenue for the three months ended September 30, 2022 was $4,007,007 compared to $5,801,884 for the same period in 2021. The decrease of 31% was a continuing result of the impact of COVID-19 and our strategic plan to move our salesforce from independent contractors to employed salespersons.

The revenue for the nine months ended September 30, 2022 was $13,064,149 compared to $18,933,869 for the same period in 2021. The decrease of 31% was a continuing result of the impact of COVID-19 and our strategic plan to move our salesforce from independent contractors to employed salespersons.

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

Overall

Each segment was impacted by COVID-19 in varying degrees, however, the overall increase in revenue of $21,632,992 from 2021 to 2022 for the three months ended September 30, can be attributable to opening of some markets and the new revenue stream of the EBB program. The net operating loss improved by $41,532 from three months ended September 30, 2021 to the three months ended September 30, 2022.

The overall increase in revenue of $48,412,487 from 2021 to 2022 for the nine months ended September 30, can be attributable to opening of some markets and the new revenue stream of the EBB program. The net operating loss improved by $2,990,646 from nine months ended September 30, 2021 to the nine months ended September 30, 2022.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At September 30, 2022 and December 31, 2021, our current assets were $26,983,710 and $13,892,681 respectively, and our current liabilities were $26,930,476 and $9,998,194, respectively, which resulted in a working capital surplus of $52,244 on September 30, 2022 and a working capital surplus of $3,894,487 on December 31, 2021.

Total assets at September 30, 2022 and December 31, 2021 amounted to $33,360,863 and $19,500,202, respectively. At September 30, 2022, assets consisted of current assets of $26,983,710, net property and equipment of $747,056, net intangible assets of $2,943,353, goodwill of $1,666,782, equity investment in Centercom (related party) of $401,190, note receivable of $176,851 and net operating lease right of use asset of $441,921, as compared to current assets of $13,892,681, net property and equipment of $200,448, net intangible assets of $3,433,484, goodwill of $866,782, equity investment in Centercom (related party) of $443,288, notes receivable of $176,851 and net operating lease right of use asset of $486,668 at December 31, 2021.

At September 30, 2022, our total liabilities of $32,896,777 increased by $16,947,896 from $15,948,881 at December 31, 2021.

At September 30, 2022, our total stockholders’ equity was $464,086 as compared to $3,551,321 at December 31, 2021. The principal reason for the decrease in stockholders’ equity was the impact of the net loss for the period.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2022 and 2021.

	September 30, 2022	September 30, 2021

Net cash used in operating activities	$(3,951,043)	$(7,144,369)
Net cash used in investing activities	(1,109,611)	(376,712)
Net cash provided by financing activities	6,669,208	7,482,613
Net change in cash and cash equivalents	$1,608,554	$(38,468)

The net cash used in operating activities was mostly comprised of changes in the following items:

●	net loss by $3,893,283;
●	accounts receivable increase of $6,217,533;
●	inventory increase of $5,184,807;
●	accounts payable and accrued expenses and accounts payable and accrued expenses – related parties increase of $9,253,951; and
●	Deferred revenue increase of $1,620,260.

The net cash used in investing activities was mostly comprised of changes in the following items:

●	acquisition of Torch Wireless of $800,000; and
●	Purchase of software for $300,000.

The net cash provided by financing activities was mostly comprised of changes in the following item:

●	Proceeds from notes payable of $6,700,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of September 30, 2022, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

(3)	SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.

(4)	True Wireless and Surge Pays - Litigation

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2022, the Company did not issue any shares not previously reported in Current Report on Form 8-K or a quarterly report on Form 10-Q except as follows:

The Company issued 147,153 shares of common stock in connection with a cashless exercise of 498,750 warrants. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1+	Employment Agreement between SurgePays, Inc. and Anthony Evers, dated August 8, 2022 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 11, 2022)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.

Date: November 14, 2022
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

