Form 10-K
period 2022-12-31
SurgePays, Inc.
filed 2023-03-30
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 30, 2023 was 14,121,773 shares.

As of June 30, 2022, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $35,232,507 based on the $4.83 closing price of the registrant’s common stock, par value $0.001 per share, on that date.

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

ii

PART I

ITEM 1. BUSINESS

Business Overview

SurgePays, Inc (“SurgePays,” “we” the “Company”) was incorporated in Nevada on August 18, 2006, is a technology and telecom company focused on the underbanked and underserved communities. SurgePhone and Torch Wireless provide subsidized mobile broadband to over 250,000 low-income subscribers nationwide. SurgePays fintech platform empowers clerks at thousands of convenience stores to provide a suite of prepaid wireless and financial products to underbanked customers.

About SurgePays, Inc.

SurgePays, Inc. is a financial technology and telecom company focused on providing these essential services to the underbanked community. The Company’s wireless subsidiaries provide mobile broadband, voice and SMS text messaging to both subsidized and direct retail prepaid customers. The Company’s blockchain fintech platform utilizes a suite of financial and prepaid products to convert corner stores into tech-hubs for underbanked neighborhoods.

SurgePhone Wireless and Torch Wireless

SurgePhone and Torch, wholly owned subsidiaries of SurgePays, are mobile virtual network operators (MVNO) licensed by the Federal Communications Commission (the “FCC”) to provide subsidized access to quality internet through mobile broadband services to consumers qualifying under the federal guidelines of the Affordable Connectivity Program (the “ACP”). The ACP (the successor program, as of March 1, 2022 to the Emergency Broadband Benefit program) provides SurgePhone and Torch up to a $100 reimbursement for the cost of each tablet device distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. SurgePhone and Torch combined are licensed to offer subsidized mobile broadband to all fifty states.

Surge Fintech (ECS Business)

We refer to the collective operations of ECS Prepaid, LLC, a Missouri limited liability company, Electronic Check Services, Inc., a Missouri corporation, and Central States Legal Services, Inc., a Missouri corporation, as “Surge Fintech.” This was previously referred to as the “ECS Business.”

Surge Fintech has been a financial technology tech and wireless top-up platform for over 15 years. Through a series of transactions between October 2019 and January 2020, we acquired the ECS Business primarily for the favorable ACH banking relationship and a fintech transactions platform processing over 20,000 transactions a day at approximately 8,000 independently owned convenience stores. The platform serves as the proven backbone for wireless top-up transactions and wireless product aggregation for the SurgePays nationwide network.

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

ShockWave is an end-to-end cloud-based SaaS offering an Omnichannel CRM, billing system and carrier integrations specific to the telecommunication and broadband industry. Some of these services include sales agent management, device and SIM inventory management, order processing and provisioning, retail Point of Service (POS) activations and payments, customer service management, retention tools, billing, and payments.

Surge Blockchain

Surge Blockchain Software is a back-office marketplace (accessed through the SurgePays fintech portal for convenience stores) offering wholesale consumable goods direct to convenience stores who are transacting on the SurgePays Fintech platform. The wholesale e-commerce platform is easily accessed through the secure app interface – similar to a website. We believe what makes this sales platform unique is that it also offers the merchant the ability to order wholesale consumable goods at a significant discount from traditional distributors with one touch ease. We are able to sell products at a significant discount by using on demand Direct Store Delivery (DSD). Our platform is connected directly to manufactures, who ship products direct to the store while cutting out the middleman. The goal of the SurgePays Portal is to leverage the competitive advantage and efficiencies of e-commerce to provide as many commonly sold consumable products as possible to convenience stores, corner markets, bodegas, and supermarkets while increasing profit margins for these stores.

LogicsIQ, Inc.

LogicsIQ, Inc. is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. The company’s CRM “Intake Logics” facilitates the entire life cycle of converting a lead into a signed retainer client integrated into the law firms case management software. Our proven strategy of delivering cost-effective retained cases to our attorney and law firm clients means those clients are better able to manage their media and advertising budgets and reach targeted audiences more quickly and effectively when utilizing our proprietary data driven analytics dashboards. Our ability to deliver transparent results through our integrated Business Intelligence (B.I.) dashboards has bolstered our reputation as an industry leader in the mass tort client acquisition field.

Centercom

Since 2019, we have owned a 40% equity interest in Centercom Global, S.A. de C.V. (“Centercom”). Centercom is a bilingual operations center providing the Company with sales support, customer service, IT infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and other various operational back-office services. Centercom is based in El Salvador.

Experienced Leadership Team

Our management team consists of four executives with over 20 years in the wireless, underbanked and convenience store distribution industry while presiding over companies with a collective revenue run of over $3 billion. Our finance team is led by a CFO with a background in private equity backed and publicly traded companies ranging from $100 million to over $1.3 billion in annual revenue.

Growth Strategies

We have different strategies for each of our sales channels:

SurgePhone and Torch Wireless

Federally Subsidized Mobile Broadband / Affordable Connectivity Program (ACP)

●	Prioritize sales channels with lower cost per acquisition in conjunction with shipping devices direct fulfillment for enhanced inventory controls and logistics.
●	Integrate Shockwave CRM into our SurgePays software to enable ACP enrollments initiated from convenience stores.
●	Integrate Shockwave CRM into existing ATM machines and Point of Sale registers to initiate ACP enrollments.
●	Partner with existing regional distribution companies already provide consumable goods to convenient stores.
●	Analyze attrition/retention data to continually monitor and improve customer experience with the goal of industry best retention.
●	Enhance our offering by adding a mix of smartphones.
●	Increase the national sales team nationally.

SurgePays Fintech

Prepaid Wireless Top-ups and Underbanked Financial Products at Convenience Stores

●	Continue building a national sales team of in-house salespeople, Independent Sales Organizations, Chain Retail Stores, and Distributors, all incentivized to add store locations and drive increased sales per store.
●	Strategically acquire other companies that offer prepaid products and other complimentary fintech products. Integrating these acquisitions to an existing base of convenience stores allows us to deploy our comprehensive fintech suite to maximize the value of the existing relationships.
●	Continue to add value driven products such as payment processing and consumer retail hard goods via our marketplace to differentiate our competitive advantage over single product companies and diversify our revenue streams.
●	Create and offer our own MVNO products to all new and existing distribution channels adding further branding and revenue streams for SurgePays.

SurgePays Blockchain

Wholesale Marketplace in the SurgePays platform offering Consumables Shipped Direct

●	Rollout a national sales team of in-house salespeople incentivized to add stores and sales per store.
●	Acquire other companies offering prepaid products to an existing base of convenience stores to deploy our comprehensive fintech suite to maximize the value of the existing relationships.
●	Integrate with more manufacturers of commonly sold consumable items to drive interest, sales and revenue.
●	Increase efforts in rural America where many distributors do not have routes to deliver affordable wholesale goods.

Branded Prepaid Wireless

Proprietary Mobile Network Virtual Operator (MVNO)

●	Leverage the volume of buying power for wholesale carrier minutes/texts/data to build market low plans to offer customers using SIM kits in convenience stores transacting on the SurgePays network.
●	Penetrate rural America where there is less competition and higher consumer pricing.
●	Offer incentivized family plans to the rapidly growing base of subsidized customer households.

LogicsIQ

Lead Generation and Signed Retainer Clients for Law Firms

●	Hire national salespeople incentivized to add law firm clients and top-line revenue.
●	Continue to develop a centralized software platform to maximize efforts and data collection
●	Identify additional revenue streams to complement existing revenue streams such as SSI enrollments and other lead generation services.

Competition

There are many competitors in the prepaid wireless and mobile broadband industry. We feel what makes SurgePhone different is we are a grassroots company with our products placed in convenience stores where the underbanked shop. We can offer prepaid wireless and financial services, through these stores, at a lower price to customers since we own the transaction software processing the activations and top-ups.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. Most traditional convenience store distributors are companies that have been in business for over 50 years and utilize the historical “manufacturing plant to truck to warehouse to truck to store” logistics model. However, we believe that with our diverse product line, better efficiencies resulting in lower wholesale cost of goods sold, we have the ability to obtain a large market share and continue to generate sales growth and compete in the industry. We believe, in some cases, we will be able to partner with our competition through integration and compensate them for helping us grow due to the uniqueness of the suite of products we offer and the additional revenue stores can unlock. The principal competitive factors in all our product markets are technical features, quality, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the region. We believe using our direct store distribution model nationwide will open significant opportunities for growth.

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

Research and Development Activities

We conduct research and development on an ongoing basis, including new and existing products to offer and software product development to ensure we are delivering the most efficient, secure, and fast transactions at convenience stores. The SurgePays software platform is housed on the Amazon Web Service Cloud for redundancy, stability, and reliability. Traditionally, convenience stores are high volume and fast paced stores where space at the register is at a premium, thus leaving no room for a computer so wireless top-ups or cell phone activations are done over a Verifone terminal traditionally used for processing credit cards. We believe that our future success will depend in part upon our ability to continue the enhancement of our software platform through integrating with POS terminals, or more commonly referred to as “cash registers” while developing new products that meet or anticipate such changes in our served markets. Many of the stores we serve are now connected to the internet. This has allowed us to innovate our software to be more adaptive to equipment that is more compatible with the space constraints of the register area in a store. We’re also closely watching the development of AI tools to see how they could help in support of our merchants and customers.

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

Employees, Affiliates and Exclusive Partners

As of March 30, 2023, our human capital resources consist of approximately twenty (20) SurgePays employees, a dedicated team of over forty (40) logistics, activation, and fulfilment personnel, and over two hundred (200) sales, customer service and back-office personnel in our near shore operations center.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel and work strategically utilizing exclusive partners and affiliates to maximize cash flow. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Reverse Stock Split

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

Historically, we operated through these direct and indirect subsidiaries: (i) KSIX Media, Inc., incorporated in Nevada on November 5, 2014; (ii) KSIX, LLC, a Nevada limited liability company that was formed on September 14, 2011; (iii) Surge Blockchain, LLC, formerly Blvd. Media Group, LLC, a Nevada limited liability company that was formed on January 29, 2009; (iv) DigitizeIQ, LLC an Illinois limited liability company that was formed on July 23, 2014; (v) Surge Cryptocurrency Mining, Inc., formerly North American Exploration, Inc., a Nevada corporation that was incorporated on August 18, 2006 (this has been a dormant entity that does not own any assets since January 1, 2019); (vi) LogicsIQ, Inc., a Nevada corporation that was formed on October 2, 2018; (vii) True Wireless, Inc., an Oklahoma corporation (formerly True Wireless, LLC); (viii) Surge Payments, LLC, a Nevada limited liability company; (ix) Surgephone Wireless, LLC, a Nevada limited liability company; and (x) SurgePays Fintech, Inc., a Nevada limited liability company. On January 22, 2021, the issued and outstanding equity securities of DigitizeIQ, LLC and KSIX, LLC were transferred to LogicsIQ and became wholly-owned subsidiaries of LogicsIQ.

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc., however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. The balance at December 31, 2022 was $668,649. In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive 25 payments of principal and accrued interest totaling $7,461 commencing in June 2023.

On January 30, 2020, the Company acquired ECS Prepaid, LLC, a Missouri limited liability company, Electronic Check Services, Inc., a Missouri corporation, and Central States Legal Services, Inc., a Missouri corporation.

On January 1, 2022, the Company acquired 100% of Torch Wireless, LLC resulting in Torch becoming a wholly-owned subsidiary, in a transaction accounted for as a business combination. The Company paid $800,000 and agreed to pay the Sellers monthly residual payments for customers enrolled by the Company through December 31, 2022 of either $2 or $3 per customer totaling $1,679,723.

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

In addition, we may from time to time be involved in future litigation in which substantial monetary damages are sought. Litigation claims may relate to intellectual property, contracts, employment, securities and other matters arising out of the conduct of our current and past business activities. Any claims, whether with or without merit, could be time-consuming, expensive to defend and could divert management’s attention and resources. We may maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses.

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

The main specific impact of the COVID-19 pandemic on our business was on SurgePays Fintech. Its revenues went down by $8,309,490 in 2022 as compared to 2021. This was partly related to the continued impact of COVID-19 on SurgePays Fintech. During the economic lock-down of 2020 and 2021, the inability of our independent representatives to visit existing stores and seek out new stores, limited our revenue growth, both existing and new revenue. Combined with a shift of prepaid wireless payments at stores to subsidized wireless expansion at the federal level, resulted in the lower revenue in 2022.

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

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO), Kevin Brian Cox and our Chief Financial Officer (“CFO”), Anthony Evers. We do not carry key person life insurance on any of its management, which would leave us uncompensated for the loss of any of its management. The loss of the services of any of our senior management could make it more difficult to successfully operate our business and achieve our business goals. In addition, competition in our industry for senior management and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our product development capabilities and customer and employee relationships growth may be harmed and overall growth may be limited.

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

Mr. Cox currently owns approximately 39% of our outstanding voting equity. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Cox is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Cox may have interests that are different from yours. For example, Mr. Cox may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Cox could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and proposals of the Board of Directors (the “Board”) that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The price of our Common Stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully implement our business objectives;

●	compliance with ongoing regulatory requirements;

●	market acceptance of our products;

●	changes in government regulations;

●	general economic conditions and other external factors including, as of March 30, 2023, the ongoing military conflict between Russia and Ukraine (which has resulted in various countries, including the U.S., Canada and the United Kingdom, as well as the European Union, issuing broad-ranging economic sanctions against Russia) may have adverse effects on regional and global economic markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and increasing the volatility of our share price;

●	actual or anticipated fluctuations in our quarterly financial and operating results; and

●	the degree of trading liquidity in our shares of Common Stock.

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

Future Issuance of Our Common Stock, Preferred Stock, Options and Warrants Could Dilute the Interests of Existing Stockholders.

We may issue additional shares of our Common Stock, preferred stock, options and warrants in the future. These issuances may include substantial milestone-based issuances of securities to our executive officers as described in Item 11 of this Annual Report under the heading “Employment Agreements.” The issuance of a substantial amount of Common Stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of Common Stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We presently occupy space at 3 locations: 3124 Brother Blvd, Suite 410, Bartlett, TN 38133 (this building is owned by an entity owned by Mr. Cox, our CEO and Chairman), 1375 E Woodfield Road, Schaumburg IL 60173 and1615 S Ingram Mill, Building B, Springfield, Missouri 65804.

See pages F-42 and F-43 for detail lease information.

We will acquire additional office space as needed.

ITEM 3. LEGAL PROCEEDINGS

(1)

Global Reconnect, LLC and Terracom, Inc. v. Jonathan Coffman, Jerry Carroll, True Wireless, & Surge Holdings: In the Chancery Court of Hamilton County, TN, Docket # 20-00058, Filed Jan 21, 2020. On January 21, 2020, a complaint was filed related to a noncompetition dispute. Terracom believed Mr. Coffman and Mr. Carroll were in violation of their non-compete agreements by working for us and True Wireless, Inc. Oklahoma and Tennessee state law does not recognize non-compete agreements and are not usually enforced in the state courts of these states, as such, we believed True Wireless had a strong case against Terracom. The matter is entering the discovery process. Both Mr. Carroll and Mr. Coffman are no longer working for True Wireless in sales. Mr. Carroll is off the payroll and Mr. Coffman works for SurgePays, Inc., but not in wireless sales. The case was dismissed without prejudice by the court on December 15, 2022.

(2)	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. Case is in discovery. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary.

(3)

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleged breach of contract and prayed for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process. The case was settled and a settlement agreement entered into on January 30, 2023. The following payments were made pursuant to the settlement agreement: February 3, 2023 for $5,000, February 15, 2023 for $25,000 and March 15, 2023 for $30,000. The payments under the settlement agreement have been completed. Entry of a dismissal order is pending on the Court’s docket.

(4)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions are anticipated in the second and third quarters of 2023.

(5)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs’ allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs’ seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is impossible to estimate the amount or range of potential loss, but similar matters are usually settled for $100,000.00 or less. SurgePays, Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case remains in the pleadings stage.

(6)	Meral Demiray v Surge Holdings, Inc. a/k/a SurgePays, Inc.: In the United States District Court for the Northern District of Illinois, Case # 22-cv-6591, filed November 23, 2022. Plaintiff filed a claim against SurgePays following her dismissal from her position as an employee of the company. Following negotiations among and between SurgePays, SurgePays’ insurance carrier and the Plaintiff, a settlement has been reached and has been completed and the case was dismissed by Stipulation of the Parties.

(7)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage no defendant has asserted a counter-claim against SurgePays.

The case is still at the early pleadings stage. SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. It is SurgePays’ present intent to vigorously prosecute this case. At this early stage, no attempts at settlement have been made.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock and the Warrants began trading on the Nasdaq Capital Market under the symbols SURG and SURGW, respectively, on November 2, 2021.

As of March 30, 2023, there were approximately 3,657 holders of record of our Common Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on March 28, 2023 was $4.45.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Preferred Stock

As of December 31, 2022, the Company does not have any shares of preferred stock outstanding.

Transfer Agent

The transfer agent of our Common Stock is VStock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Unregistered Sales of Equity Securities

We have previously disclosed in our 10-Qs and 8-Ks filed in 2022 all 2022 sales of securities without registration under the Securities Act of 1933 other than the following:

In 2022, the Company issued 270,745 shares of common stock at $4.01/share to settle $1,086,413 of debt principal. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof for the sale of securities not involving a public offering.

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

Business Overview

We were incorporated in Nevada on August 18, 2006 and a technology and telecommunications company focused on the underbanked and underserved communities.

SurgePhone wireless companies provide mobile broadband (internet connectivity) to low-income consumers nationwide. SurgePays Fintech platform utilizes a suite of financial and prepaid products to convert corner stores and bodegas into tech-hubs for underbanked neighborhoods. We are aggressively cornering the underbanked market directly to the consumer and in the stores they shop.

Please see the description in Item 1 of this Annual Report for a description of our SurgePhone, Torch Wireless, and LocoRabbit Wireless, Surge Blockchain, Shockwave CRM™, Surge Fintech (ECS Business), LogicsIQ, and CenterCom operations.

COMPARISON OF YEAR ENDED DECEMBER 31, 2022 AND 2021

Revenues during the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Revenue	$121,544,190	$51,060,589
Cost of revenue (exclusive of depreciation and amortization)	(108,074,782)	(44,890,610)
General and administrative	(12,835,623)	(12,162,547)
Income (Loss) from operations	$633,785	$(5,992,568)

Revenue increased overall by $70,483,601 (138%) from year ended December 31, 2021 to year ended December 31, 2022. The breakout was as follows:

	For the Years Ended December 31,
	2022	2021

Revenues
Surge Phone and Torch Wireless	$88,351,547	$7,289,239
Surge Blockchain, LLC	112,911	138,106
LogicsIQ, Inc.	16,760,656	17,846,698
Surge Fintech & ECS	16,319,076	24,628,566
True Wireless	-	1,157,980
Surge Pays, Inc.	-	-
Total	$121,544,190	$51,060,589

SurgePhone and Torch Wireless revenues (as detailed in Notes 2 and 11 of the financial statements) increased by $81,062,308 related to the additional revenue stream generated by the increase in subscribers to over 200,000 at the end of 2022 from 30,000 at the end of 2021 for the Emergency Broadband Benefit and Affordable Connectivity programs (the “ACP”) started in August of 2021. LogicsIQ revenues decreased by $1,086,042 related to the maturity cycle of the various litigations we are delivering retained cases on. The overall case count went from 14,492 in 2021 to 9,362 in 2022. Surge Fintech (ECS) revenues decreased by $8,309,490 due to Covid-19 impact and the shifting of customers to the ACP from wireless prepaid services at our stores. True Wireless revenues decreased by $1,157,980 as a result of the May 7, 2021 disposition.

We expect revenues to grow for each segment of the Company in future periods, specifically our subscriber base and active store count.

	For the Years Ended December 31,
	2022	2021
Income (loss) from operations
Surge Phone and Torch Wireless	$11,921,855	$1,160,124
Surge Blockchain, LLC	56,823	124,704
LogicsIQ, Inc.	324,259	705,224
Surge Fintech & ECS	(1,974,773)	(546,665)
True Wireless	-	236,905
Surge Pays, Inc.	(9,694,379)	(7,672,860)
Total	$633,785	$(5,992,568)

Operations income improved overall by $6,626,353 from year ended December 31, 2021 to year ended December 31, 2022, primarily as a result of an increase in operating profit of $10,761,731 in SurgePhone and Torch Wireless, a decrease in operating profit of $380,965 in LogicsIQ, and a decrease in operating profit of $1,428,108 in Surge Fintech. Most of these changes are directly related to the change in revenue for each stream. Overall margins remained consistent in 2021 and 2022.

Cost of Revenue, Gross Profit and Gross Margin

Cost of revenue for services primarily consists of tablet, phone and SIM cards and associated freight, shipping and handling costs, marketing services, data plan expenses, royalties, and out-sourced call center expenses.

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases and depending on our subscriber base and store count.

Gross profit is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including: market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and our cost structure for manufacturing operations relative to volume. Our gross profit in future periods will vary based upon our revenue stream mix and may increase based upon our distribution channels.

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale. We intend to use our design, information systems, and sales force capabilities to further advance and improve the efficiency of our revenue streams, which we believe will reduce costs and increase our gross margin.

General and administrative during the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Depreciation and amortization	$931,593	$759,383
Selling, general and administration	11,904,030	11,403,164
Total	$12,835,623	$12,162,547

The increase in depreciation and amortization costs for 2022 is the result of capitalizing costs associated with software enhancements to our various software platforms in 2022.

Selling, general and administrative expenses during the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Contractors and consultants	$1,667,016	$2,284,135
Professional services	1,204,133	1,758,055
Compensation	4,780,885	3,872,765
Computer and internet	403,583	552,455
Advertising and marketing	259,393	661,238
Bad debt expense (recovery)	(7,767)	24,841
Insurance	1,535,687	791,535
Other	2,061,100	1,458,140
Total	$11,904,030	$11,403,164

Selling, general and administrative costs (S, G & A) increased by $500,866 (4.4%). The changes are discussed below:

●	Contractors and consultants expense decreased by $617,119 or 27% from $2,284,135 in 2021 to $1,667,016 in 2022.

●

Professional services decreased $553,922 in 2022 primarily due to a decrease in legal fees of $395,989. Legal proceedings and fees related to the listing of our common stock on the Nasdaq Capital Market were the main reason for the higher spending on professional services in 2021.

●	Compensation increased from $3,872,765 in 2021 to $4,780,885 in 2022 primarily as a result of one-time bonuses paid to various management personnel in 2022.

●	Computer and internet costs decreased by 26.9% to $403,583 in 2022 from $552,455 in 2021.

●	Advertising and marketing costs decreased to $259,393 in 2022 from $661,238 in 2021 primarily due to the normalization of advertising spending in 2022.

●	Bad debt expense recovery decreased to $(7,767) in 2022 from $24,841 in 2021.

●	Insurance expense increased to $1,535,687 in 2022 from $791,535 in 2021 primarily as a result of a full year of additional coverage amounts related to the listing of our common stock on the Nasdaq Capital Market.

●	Other costs increased to $2,061,100 in 2022 from $1,458,140 in 2021 primarily due to an increase various administrative expenses such as office, building, travel and bank fees.

Other (expense) income during the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Interest, net	$(1,843,396)	$(3,840,616)
Change in fair value of derivative liabilities`	-	1,806,763
Derivative expense	-	(1,775,057)
Gain (loss) on equity investment in Centercom	(89,082)	28,676
Gain (loss) on settlement of liabilities	336,726	1,469,641
Amortization of debt discount	(115,404)	(3,677,121)
Gain on deconsolidation of True Wireless	-	1,895,871
Settlement expense	-	(3,750,000)
Warrant modification expense	-	(74,476)
Other income	524,143	377,743
Total other (expense) income	$(1,187,013)	$(7,538,576)

Interest expense decreased to $1,843,396 in 2022 from $3,840,616 in 2021 primarily due to the payoff of various debt instruments in 2021 as a result of the cash raised from the listing of our common stock on the Nasdaq Capital Market.

During the years ended December 31, 2022 and 2021, the Company recorded a change in fair value of derivative liabilities of $0 and $1,806,763, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations. During the year ended December 31, 2021, in connection with the repayment of convertible notes which contained embedded conversion features, the related derivative liabilities ceased to exist.

A reconciliation of the beginning and ending balances for the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows at December 31, 2022 and 2021:

Derivative liability - December 31, 2020	1,357,528
Fair value at commitment date	1,877,250
Fair value mark to market adjustment	(1,806,763)
Gain on derivative liability upon related debt settled	(1,428,015)
Derivative liability - December 31, 2021 and 2022	$-

Changes in fair value of derivative liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

For the years ended December 31, 2022 and 2021, the Company recorded a derivative expense of $0 and $1,775,057, respectively.

During the years ended December 31, 2022 and 2021, the Company recorded a gain of $0 and $1,428,015, respectively, related to the settlement of convertible debt which contained an embedded conversion feature and was separately bifurcated and classified as a derivative liability. The Company has recorded these gains in the accompanying consolidated statements of operations as a component of gain on settlement of liabilities.

The equity investment in Centercom decreased by $89,082 in 2022 compared to an increase of $28,676 in 2021.

During 2022, the Company received a forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

In 2021, in connection with the listing of our common stock on the Nasdaq Capital Market, 433,017 warrants were repriced at a lower exercise price to better reflect the current market offering. No other terms had been modified. As a result, the Company recorded a warrant modification expense of $74,476 in the accompanying consolidated statements of operations with an offsetting increase to additional paid in capital.

Equity Transactions for the Year Ended December 31, 2022

Stock Issued as Direct Offering Costs

The Company issued 200,000 shares of common stock for services rendered in connection with the listing of our common stock on the Nasdaq Capital Market 2021. As a result, the Company recorded the par value of the common stock issued with a corresponding charge to additional paid-in capital, resulting in a net effect of $0 to stockholders’ equity.

Stock Issued for Acquisition of Software

The Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 in cash and the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

Exercise of Warrants (Cashless)

The Company issued 147,153 shares of common stock in connection with the cashless exercise of 498,750 warrants. These transactions had a net effect of $0 on stockholders’ equity.

Exercise of Warrants

The Company issued 100 shares of common stock in connection with an exercise of 100 warrants at an exercise price of $4.73 per share for proceeds of $473.

Equity Transactions for the Year Ended December 31, 2021

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

LIQUIDITY and CAPITAL RESOURCES

At December 31, 2022 and 2021, our current assets were $27,563,785 and $13,892,681, respectively, and our current liabilities were $23,464,062 and $9,998,194, respectively, which resulted in a working capital surplus of $4,099,723 and of $3,894,487, respectively. The increase in current assets is a result of expansion of the Affordable Connectivity Program, whereby inventory increased by $6,826,946 for tablets and phones and accounts receivable increased by $5,980,476.

Total assets at December 31, 2022 and 2021 amounted to $34,003,506 and $19,500,202, respectively. The increase in total assets is a result of the expansion of the Affordable Connectivity Program, whereby inventory increased by $6,826,946 for tablets and phones and accounts receivable increased by $5,980,476. Total assets increased by $14,503,304 from December 31, 2021 to December 31, 2022. At December 31, 2022, assets consisted of current assets of $27,563,785, net property and equipment of $643,373, net intangible assets of $2,779,977, goodwill of $1,666,782, equity investment in Centercom of $354,206, note receivable of $176,851, internal use software of $387,180, and operating lease right of use asset of $431,352 compared to current assets of $13,892,681, net property and equipment of $200,448, net intangible assets of $3,433,484, goodwill of $866,782, equity investment in Centercom of $443,288, note receivable of $176,851, and operating lease right of use asset of $486,668 at December 31, 2021.

At December 31, 2022, our total liabilities were $28,885,253. This $12,936,372 increase (from $15,948,881 at December 31, 2021) was related to the installment sales liability increase of $13,018,184 related to inventory purchases for the Affordable Connectivity Program.

At December 31, 2022, our total stockholders’ surplus was $5,118,253 as compared to $3,551,321 at December 31, 2021.

We expect the positive operating income results of $3,322,294 for the period October 1, 2022 to December 31, 2022 will continue to be positive for each reporting period of 2023. The gross margin for the period of October 1, 2022 to December 31, 2022 was approximately 18%. Revenue streams are expecting to increase quarter over quarter in 2023.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2022 and 2021.

	2022	2021

Net cash provided by or (used in) operating activities	$793,272	$(15,288,261)
Net cash used in investing activities	(1,498,582)	(376,724)
Net cash provided by financing activities	1,457,468	21,274,486
Net change in cash and cash equivalents	$752,158	$5,609,501

As a result of net positive cash provided by operating activities in 2022, the cash increased in 2022 by $752,158, compared to cash used in operations of $15,288,261 in 2021.

At December 31, 2022, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 6 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 8 to the Consolidated Financial Statements.

Convertible promissory notes - See Note 9 to the Consolidated Financial Statements.

Related party transactions - See page F-29 and F-30 to the Consolidated Financial Statements.

Cash requirements and capital expenditures –At the current level of operations, the Company does not anticipate borrowing funds to meet basic operating costs. The Company may need to borrow funds to meet the hyper-growth expected to occur in the ACP in 2023.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

While our significant accounting policies are more fully described in Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and which require our most difficult, subjective and complex judgments.

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

Significant estimates during the years ended December 31, 2022 and 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

The three tiers are defined as follows:

●	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

Impairment of Long-lived Assets including Internal Use Capitalized Software Costs

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (first-in, first-out method). For items manufactured by third parties, cost is determined using the weighted average cost method (WAC). We write-down inventory when it has been determined that conditions exist that may not allow the inventory to be sold for at the intended price or the inventory is determined to be obsolete based on assumption about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of goods sold. We evaluate inventory at least annually and at other times during the year. We have incurred and may in the future incur charges to write-down inventory.

Internal Use Software Development Costs

We capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our technology infrastructure. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software projects, and external direct costs of materials and services consumed in developing or obtaining the software. Software development costs that do not meet the qualification for capitalization, as further discussed below, are expensed as incurred and recorded in general and administrative expenses in the consolidated results of operations.

Revenue from Contracts with Customers

We account for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”), and ASC 842, Leases (“ASC 842”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

● Step 1: Identify the contract with the customer.

● Step 2: Identify the performance obligations in the contract.

● Step 3: Determine the transaction price.

● Step 4: Allocate the transaction price to the performance obligations in the contract.

● Step 5: Recognize revenue when, or as, the company satisfies a performance obligation.

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

Recent Accounting Pronouncements

In the normal course of business, we evaluate all new accounting pronouncements issued by the Financial Accounting Standards Board, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Consolidated Financial Statements. Refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Management identified no material weaknesses in our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. During the year ended December 31, 2022, management identified no weaknesses.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 30, 2023:

Directors and Executive Officers	Position/Title	Age

Kevin Brian Cox	Chief Executive Officer and Chairman	47
Anthony Evers	Chief Financial Officer and acting Chief Operating Officer	59
David C. Ansani	Chief Administrative Officer	58
David N. Keys	Independent Director	66
Laurie Weisberg	Independent Director	53
Richard Schurfeld	Independent Director	59
David May	Non-independent Director	54

Kevin Brian Cox – Chief Executive Officer and Director. Mr. Cox has been Chief Executive Officer and Director since July 2017. He also served as Chief Financial Officer of the Company from July 2017 to March 2018 and as President of the Company from July 2017 to February 2019. He was the majority owner of True Wireless from January 2011 through April 2018, when True Wireless became a wholly owned subsidiary of the Company. Mr. Cox is an accomplished technology entrepreneur growing best-in-class and profitable companies for nearly 20 years. Throughout most of his career, he has focused on delivering telecom, broadband and financial services to the unbanked and underserved segments of society. He began his career in telecom in 2004 when he founded his first prepaid telephone company (CLEC) which through organic growth and acquisition, became the largest prepaid home phone company in the country before being sold in 2009. Mr. Cox attended Murray State University majoring in Economics. We believe Mr. Cox is qualified to serve on our Board due to his experience as the Company’s Chief Executive Officer and his telecom leadership experience.

David C. Ansani – Chief Administrative Officer. Mr. Ansani has been Chief Administrative Officer since August 2017, and was a Director until February 2021. He was also appointed Secretary of the Company in February 2019. From 2010 to the present date, he has served as Chief Compliance Officer/Human Resources Officer/In-House Counsel for Glass Mountain Capital, LLC, a start-up financial services company specializing in the recovery of distressed assets. In this capacity, he reviews and evaluates compliance issues and concerns within the organization. The position ensures that management and employees are in compliance with applicable laws, rules and regulations of regulatory agencies (FDCPA, TCPA, GLB, CFPB, etc.); that company policies and procedures are being followed; and that behavior in the organization meets the company’s standards of conduct. Ms. Ansani received his B.A. and MBA from the University of Chicago, and J.D. from the Chicago-Kent College of Law.

Anthony Evers – Chief Financial Officer. Mr. Evers has been the Chief Financial Officer of the Company since May 1, 2020. Mr. Evers has also served as Chief Financial Officer of LogicsIQ since August 2021. Prior to joining the Company, Mr. Evers served as Chief Financial Officer for Vista Health System from October 2019 to March 2020. Between June 2019 and October 2019, Mr. Evers served as CFO of Santa Cruz Valley Regional Hospital. Between 2015 and 2019, Mr. Evers served as CFO and CIO of KSB Hospital. Prior to that, he served as CFO of various organizations, including Norwegian American Hospital and Horizon Homecare and Hospice. During his career, Mr. Evers has been the financial lead in over 20 merger and divesture transactions ranging from a single physician practice to multi-entity nursing homes. Throughout his career, Mr. Evers has served on numerous boards of directors, including Wheaton Franciscan Healthcare, Covenant Healthcare, All Saints Health System, Rogers Hospital, and the Animal Shelter in Beaver Dam WI. He has also served as a member of the Dixon Illinois Chamber of Commerce. Mr. Evers has also served as the audit and finance committee chair at several of these organizations. Mr. Evers obtained his Bachelor of Business Administration in Finance and Masters of Science in Accounting from the University of Wisconsin-Whitewater. Mr. Evers also successfully obtained his Certified Public Accountant and Certified Internal Auditor credentials.

David N. Keys – Director. Mr. Keys has been a director of the Company since July 2019. Mr. Keys began his career with Deloitte serving in the audit group in the Las Vegas and New York City executive offices. David was the Executive Vice President, CFO and member of the executive committee of the Board of Directors of American Pacific, a chemical company that was publicly traded on the NASDAQ for the entirety of the time he was a director and executive officer. Since 2004, Mr. Keys has been an independent financial and operations consultant. Mr. Keys currently serves on the Board of ARC Point, Inc. (TSXV: ARC), and on the Board of private companies, including Prosetta Biosciences Inc., Akonni Biosystems Inc. and Walker Digital Table Systems, LLC. He previously served on the Boards of Directors of RSC International Systems, Inc., AmFed Financial Inc., Norwest Bank of Nevada and Wells Fargo Bank of Nevada. Mr. Keys also served on the Advisory Board of Directors of FM Global, a leading provider of property and casualty insurance. Mr. Keys is a Certified Public Accountant (CPA), Certified Valuation Analyst (CVA), Certified Management Accountant (CMA), Chartered Global Management Accountant (CGMA), Certified Information Technology Professional (CITP), Certified in Financial Forensics (CFF), and Certified in Financial Management (CFM). He received a Bachelor of Science in accounting from Oklahoma State University. We believe Mr. Keys is qualified to serve on our Board due to his financial and governance experience.

Laurie Weisberg – Director. Ms. Laurie Weisberg was appointed to the Board in December 2022. Ms. Weisberg served as a member of the Board of Directors of Creatd, Inc. from July 2020 to September 2022 and served in a number of executive officer positions while Creatd was traded on the Nasdaq Capital Market. Ms. Weisberg began her executive tenure at Creatd as Chief Operating Officer from October 2020 until August 2021. Ms. Weisberg then held the position of Co-Chief Executive Officer from August 2021 to February 2022. Ms. Weisberg was sole Chief Executive Officer from February 2022 to September 2022. Ms. Weisberg, who has served as the Chief Sales Officer at Intent since February 2019, has spent over 25 years at the forefront of sales and marketing innovation in the technology space, having held leadership positions at various technology companies including Thrive Global, Curalate, and Oracle Data Cloud. From October 2010 to April 2015, Ms. Weisberg was a member of the executive leadership team at Datalogix, leading up to its acquisition by Oracle in 2015, at which point she assumed the role of VP of Oracle Data Cloud. Additionally, Ms. Weisberg has served on the Advisory Board at Crowdsmart, an intelligent data-driven investment prediction platform since April 2019. Ms. Weisberg was born and educated in England. We believe Ms. Weisberg is qualified to serve on our Board due to her leadership experience working within the technology space.

Richard Schurfeld – Director. Mr. Schurfeld was appointed to the Board in December 2022. Since 2001, Mr. Schurfeld has served as Chief Executive Officer of Redsson, Ltd., a B2B software and services company that develops custom solutions to help utility companies, healthcare providers and payer organizations accelerate and streamline complicated manual processes and improve efficiencies. Mr. Schurfeld is a graduate of the United States Air Force Academy. We believe Mr. Schurfeld is qualified to serve on our Board due to his leadership experience working within the technology space.

David May – Director. Mr. May has been a director of the Company since February 2021. Mr. May has been a banking professional since 1994. Throughout his career, he has established himself as one of the leading convenience store and convenience store wholesaler financiers in the Mid-South through his cultivation of personal relationships and service to members of this close-knit community. David has been Senior Vice President of Commercial Banking since 2007 with Landmark Community Bank, a Memphis based commercial bank with over a billion dollars in assets with offices in the Memphis and Nashville, Tennessee markets. He has been a bank officer for both community banks and large regional banks over his 27-year banking career. David is a graduate of the Southeastern School of Commercial Banking at Vanderbilt University and, in the past, served as Chairman of the Board for seven years for The Agency for Youth and Family Development, a residential treatment facility for adolescent males. He is also a founding owner of Global Defense Specialists, a military aircraft fleet sustainment company specializing in Lockheed F-16’s and C-130’s and Northrop F-5 jet fighters. We believe Mr. May is qualified to serve on our Board due to his banking experience in the convenience store sector.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Section 401(f) material to an evaluation of the ability or integrity of any director or executive officer.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Meetings

Our Board held one formal Board meetings during the year ended December 31, 2022 and no formal Board meetings during the year ended December 31, 2021.

For the years ended December 31, 2021 and 2022, each incumbent director attended at least 75% of all meetings held by the Board and the committees of the Board on which they served during each year.

To the extent reasonably practicable, we encourage each of our directors to attend annual meetings of shareholders. All of our incumbent directors attended the 2022 Annual Meeting of Shareholders held in March 2023 either in person or remotely.

Board Composition, Committees, and Independence

Audit Committee. Our audit committee consists of David N. Keys, Richard Schurfeld, and Laurie Weisberg. Mr. Keys is chairperson of the audit committee and he qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Our Audit Committee held two formal meetings during the year ended December 31, 2022 and one formal meeting during the year ended December 31, 2021.

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

Compensation Committee. Our compensation committee consists of David N. Keys, Richard Schurfeld, and Laurie Weisberg. Ms. Weisberg is chairperson of the compensation committee. Our compensation committee held one formal meeting during the year ended December 31, 2022 and no formal meeting during the year ended December 31, 2021.

In considering and determining executive and director compensation, the compensation committee reviews compensation that is paid by other similar public companies to its officers and takes that into consideration in determining the compensation to be paid to our officers. The compensation committee also determines and approves any non-cash compensation paid to any employee. We do not engage any compensation consultants to assist in determining or recommending compensation to our officers or employees.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of David N. Keys, Richard Schurfeld, and Laurie Weisberg. Mr. Schurfeld is chairperson of the nominating and corporate governance committee. Our nominating and corporate governance committee held one formal meeting during the year ended December 31, 2022 and no formal meeting during the year ended December 31, 2021.

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

Director Independence

We have determined, after considering all the relevant facts and circumstances, that David N. Keys, Laurie Weisberg, and Richard Schurfeld are independent directors as defined by the listing standards of the Nasdaq Stock Exchange and by the SEC because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director. Kevin Brian Cox and David May are not “independent” as defined by the listing standards as Mr. Cox is an executive officer of the Company and Mr. May was, in 2021, a controlling shareholder of an organization to which the Company made payments for services that exceeded the greater of $200,000 or five percent (5%) of the organization’s consolidated gross revenues for 2021.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the Board of Directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Company’s Board or its Compensation Committee. None of the members of the Company’s Compensation Committee is, or has ever been, an officer or employee of the company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish us with copies of all reports filed by them in compliance with Section 16(a). To our knowledge, based solely on a review of reports furnished to it, our officers, directors and ten percent holders have made the required filings other than the following: (i) Mr. May did not timely file two Form 4S reporting acquisitions of shares; and (ii) Mr. Schurfeld did not timely file his Form 3 following his appointment as a director.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation for the years ended December 31, 2022 and 2021 for our Chief Executive Officer and our two other executive officers whose total compensation exceeded $100,000 in each year (the “Named Executive Officers”). In 2021, our Named Executive Officers were Kevin Brian Cox, Anthony Nuzzo, and David Ansani. In 2022, our Named Executive Officers were Kevin Brian Cox, Anthony Evers, and David Ansani.

	Annual Compensation				Long-Term Compensation
Name and				Other Annual	Restricted	Securities
Principal		Salary	Bonus	Compensation	Stock	Underlying	Total
Position	Year	-1	-2	-3	Awards	Options	Compensation

Kevin Brian Cox	2022	$548,139	$375,250	$160,491	$—	$—	$1,083,880
CEO and Chairman	2021	$733,862	$—	$38,231	$—	$—	$772,093

Anthony P. Nuzzo, Jr	2022	$—	$—	$—	$—	$—	$—
President and Director (through March 2022)	2021	$579,157	$—	$65,629	$—	$—	$644,786

David C. Ansani	2022	$231,626	$116,250	$18,374	$—	$—	$366,250
Chief Administrative Officer	2021	$251,422	$—	$16,125	$—	$—	$267,547

Anthony Evers	2022	$400,839	$351,250	$40,630	$—	$—	$792,719
CFO	2021	$386,573	$—	$24,635	$—	$—	$411,208

(1)	Management base salaries can be increased by our Board of Directors based on the attainment of financial and other performance guidelines set by our management.

(2)	Salaries listed do not include annual bonuses to be paid based on profitability and performance. These bonuses will be set, from time to time, by a disinterested majority of our Board of Directors. No bonuses will be set until such time as the aforementioned occurs.

(3)	Other annual compensation consists of paid medical insurance, auto allowances, and housing allowances.

On March 23, 2022, the Compensation Committee and Board approved the following one-time cash bonus payments to the following executives and members of the Board: (i) $375,000 to Mr. Cox (our CEO and Chairman); (ii) $126,000 to Mr. Evers (our CFO); (iii) $116,000 to David C. Ansani (our Chief Administrative Officer); (iv) $20,000 to David N. Keys (a member of the Board); (v) $10,000 to David May (a member of the Board); and (vi) $10,000 to Jay Jones (formerly a member of the Board). These one-time cash bonus payments were paid prior to April 21, 2022.

In addition, on March 23, 2022, the Compensation Committee and Board approved the Company issuing the independent members of the Board on the first day of April each year that an independent director is then serving on the Board the number of options to purchase shares of Common Stock (the “Director Options”) equivalent to $60,000 with the number of Director Options to be determined in accordance with the provisions of the 2022 Plan. As of March 30 2023, no Director Options have been issued.

Employment Agreements

On May 13, 2022, the Company entered into a new employment agreement with Mr. Cox (the “CEO Employment Agreement”).

Below is a summary of the key provisions of the CEO Employment Agreement.

Term of Employment: The CEO Employment Agreement had an effective date of May 13, 2022 and continues for a period of five years. The CEO Employment Agreement will automatically renew and continue for successive one-year terms unless terminated pursuant to qualifying termination events. In addition, either party may terminate the CEO Employment Agreement by sending written notice to the other party, not more than 270 days and not less than 90 days before the end of the then-existing term of employment, of such party’s desire to terminate the CEO Employment Agreement at the end of the then-existing term.

Base Compensation: During the term of the CEO Employment Agreement, Mr. Cox will receive a base salary of $475,000 per year and, provided that the Company’s EBITDA was positive in the prior calendar year, the base salary will be increased on January 1 of each year by six percent (6%) per annum. Mr. Cox’s base salary did not increase on January 1, 2023 due to ongoing discussions between the Compensation Committee and Mr. Cox regarding the definition of EBITDA.

Cash Bonus: Mr. Cox will receive a cash bonus each year of the greater of (i) between 2.5% and 10% of the Company’s calendar year EBITDA (with the marginal percentage decreasing as EBITDA increases from $1 million to $3 million). By way of example only, if EBITDA is $1.5 million, Mr. Cox will receive $137,500 ((10% of $1 million = $100,000) plus (7.5% of $500,000 = $37,500)) and (ii) between 30% and 150% of base salary determined by the relationship between the Company’s annual performance and an annual target performance set each year by mutual agreement between the Board and Mr. Cox (with the percentage of base salary increasing as the percentage of target increases from 79% to over 150%).

As of March 30, 2023, no cash bonus has been paid to Mr. Cox as there are ongoing discussions between the Compensation Committee and Mr. Cox regarding the definition of EBITDA.

Stock Bonus: The Company will issue, out of the 2022 Plan and future equity incentive plans to be approved by the Company’s shareholders, three different categories of stock bonuses and one category of options. As of March 30, 2023, no stock bonuses or options have been issued to Mr. Cox as there are ongoing discussions between the Compensation Committee and Mr. Cox regarding the definition of EBITDA and the measurement period and payment dates for the non-EBITDA milestone-based payments.

(i)

EBITDA based issuances - 500,000 shares of common stock upon the Company first reaching positive cash flow EBITDA for a quarter of any amount and then reaching positive cash flow EBITDA for a quarter of milestones of $1 million, $3 million, and $5 million.

(ii)

Market Capitalization based issuances - 500,000 shares of common stock upon the Company reaching the following market capitalization milestones: $250 million, $500 million, $1 billion, $2 billion, $3 billion, $4 billion, and $5 billion.

(iii)

Business Metrics Growth based issuances - award incentives for achieving 25,000, 50,000, 100,000 active stores on the SurgePays network and 250,000, 500,000, 1,000,000 Wireless MVNO/Mobile broadband or digital content customers - up to a total of 2.75 million shares of common stock. In addition, Mr. Cox will be issued 500,000 shares of common stock per increment of 500,000 total subscribers (Wireless MVNO, Mobile Broadband or digital content customers) of the Company beyond 1 million total subscribers.

(iv)

Options to purchase 250,000 shares of common stock on January 1st of each year from 2023 through 2026. In addition, the Company was to issue 250,000 options to Mr. Cox in 2022 following shareholder approval of the 2022 Plan.

Benefits: Mr. Cox will be eligible to participate in all health, medical, dental, and life insurance employee benefits as are available from time to time to other key executive employees and their families. Mr. Cox will be entitled to receive an annual car allowance of up to $15,000 per year, home office expense reimbursement of up to $5,000 per month, and a remote housing allowance of up to $10,000 per month. Mr. Cox is also entitled to be reimbursed for up to $10,000 per year in costs associated with income tax preparation and estate planning.

Termination and Severance: The Company or Mr. Cox may terminate the CEO Employment Agreement and Mr. Cox’s employment in various circumstances and, depending on the circumstances, the benefits that may be due following such termination are described below.

For a termination by the Company with Cause (as defined in the CEO Employment Agreement), no severance benefits are payable.

For a termination due to death, disability, by Mr. Cox following a Change in Control, or by Mr. Cox due to Constructive Termination (both as defined in the CEO Employment Agreement), Mr. Cox will be entitled to (a) a payment equal to the greater of (i) two (2) years’ worth of the then-existing Base and the last year’s bonus and (ii) the Base payable through the remaining Initial Term (if applicable). Mr. Cox will also be entitled to retain his benefits for the remainder of the Initial Term or Renewal Term, as then applicable.

Executive Covenants: In consideration of Mr. Cox’s continued employment with the Company and the benefits and payments described in the CEO Employment Agreement, Mr. Cox agrees to (i) nondisclosure of Company confidential information during his term of employment with the Company and for five years thereafter; (ii) not to compete with the Company during the term of his employment (owning up to 10% of a publicly traded company that competes with the Company is permitted); (iii) for 12 months following termination of his Employment, not to solicit customers and not to recruit or hire the Company’s employees. The non-solicit and non-compete provisions are not applicable if termination of Employment was by Mr. Cox following a Change in Control or by Mr. Cox due to Constructive Termination; and (iv) not to disparage the Company or its officers, executives or Board members.

On August 8, 2022, the Company entered into a new employment agreement with Mr. Evers (the “CFO Employment Agreement”).

Below is a summary of the key provisions of the CFO Employment Agreement.

Term of Employment: The CFO Employment Agreement had an effective date of August 8, 2022 and continues for a period of five years. The CFO Employment Agreement will automatically renew and continue for successive one-year terms unless terminated pursuant to qualifying termination events. In addition, either party may terminate the CFO Employment Agreement by sending written notice to the other party, not more than 270 days and not less than 90 days before the end of the then-existing term of employment, of such party’s desire to terminate the CFO Employment Agreement at the end of the then-existing term.

Base Compensation: During the term of the CFO Employment Agreement, Mr. Evers will receive a base salary of $450,000 per year and, provided that the Company’s EBITDA was positive in the prior calendar year, the base will be increased on January 1 of each year by six percent (6%) per annum. Mr. Evers’ base salary did not increase on January 1, 2023 due to ongoing discussions between the Compensation Committee and Mr. Evers regarding the definition of EBITDA.

Signing Bonus: The Company paid Mr. Evers a one-time signing bonus of Fifty percent (50%) of the base salary equivalent to $225,000) (the “Signing Bonus”) within thirty (30) days following August 8, 2022 less payroll deductions and all required withholdings. If Mr. Evers resigns from employment with the Company without Good Reason (as defined in the CFO Employment Agreement) or the Company terminates Mr. Evers’ employment for Cause (as defined in the CFO Employment Agreement), in each case prior to August 8, 2023, Mr. Evers must repay to the Company a pro rata portion of the Signing Bonus representing the remainder of the period between the date of termination and August 8, 2023.

Restricted Vesting Shares: The Company shall grant to Mr. Evers under the 2022 Plan a restricted stock award for 500,000 shares (the “Restricted Shares”) of common stock of the Company. Vesting of the Restricted Shares shall occur in bi-annual installments over five years commencing on December 31, 2022 on which date 50,000 shares of the Restricted Shares shall vest and continuing to vest thereafter on each of July 1 and December 31, for the years of 2023-2027. As of March 30, 2023, no securities have been issued to Mr. Evers as there are ongoing discussions between the Compensation Committee and Mr. Evers regarding the definition of EBITDA and the measurement period and payment dates for the non-EBITDA milestone-based payments.

Restricted Signing Shares: The Company shall grant to the Executive 100,000 shares of the Company’s common stock within five (5) business days of stockholder approval of the 2022 Plan.

Cash Bonus: Mr. Evers will receive a cash bonus each year of the greater of (i) between 2.5% and 10% of the Company’s calendar year EBITDA (with the marginal percentage decreasing as EBITDA increases from $1 million to $3 million). By way of example only, if EBITDA is $1.5 million, Mr. Evers will receive $137,500 ((10% of $1 million = $100,000) plus (7.5% of $500,000 = $37,500)) and (ii) between 9% and 45% of base salary determined by the relationship between the Company’s annual performance and an annual target performance set each year by mutual agreement between the Board and Mr. Evers (with the percentage of base salary increasing as the percentage of target increases from 79% to over 150%). As of March 30, 2023, no cash bonus has been paid to Mr. Evers as there are ongoing discussions between the Compensation Committee and Mr. Evers regarding the definition of EBITDA.

Stock Bonus: The Company will issue, out of the 2022 Plan and future equity incentive plans to be approved by the Company’s shareholders, three different categories of stock bonuses and one category of options:

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

(iv)

Options to purchase 75,000 shares of common stock on January 1 of each year from 2023 through 2026. In addition, the Company will issue 75,000 options to Executive in 2022 following shareholder approval of the 2022 Plan.

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

Termination and Severance: The Company or the Executive may terminate the CFO Employment Agreement and the Executive’s employment in various circumstances and, depending on the circumstances, the benefits that may be due following such termination are described below.

For a termination by the Company with Cause (as defined in the CFO Employment Agreement), no severance benefits are payable.

For a termination due to death, disability, by Executive following a Change in Control, or by Executive due to Constructive Termination (both as defined in the CFO Employment Agreement), the Executive will be entitled to (a) a payment equal to the greater of (i) two (2) years’ worth of the then-existing Base and the last year’s bonus and (ii) the Base payable through the remaining Initial Term (if applicable). The Executive will also be entitled to retain his benefits for the remainder of the Initial Term or Renewal Term, as then applicable.

Executive Covenants: In consideration of the Executive’s continued employment with the Company and the benefits and payments described in the CFO Employment Agreement, the Executive agrees to (i) nondisclosure of Company confidential information during his term of employment with the Company and for five years thereafter; (ii) not to compete with the Company during the term of his employment (owning up to 10% of a publicly traded company that competes with the Company is permitted); (iii) for 12 months following termination of his Employment, not to solicit customers and not to recruit or hire the Company’s employees. The non-solicit and non-compete provisions are not applicable if termination of Employment was by Executive following a Change in Control or by Executive due to Constructive Termination; and (iv) not to disparage the Company or its officers, executives or Board members.

2022 Plan

On August 3, 2022, the Board approved, authorized and adopted, subject to stockholder approval, the 2022 Plan. The 2022 Plan provides for the issuance of up to 3,500,000 shares of Common Stock plus (ii) an annual increase on the first day of each calendar year beginning January 1, 2023 and ending on and including January 1, 2031 equal to the lesser of (A) ten percent (10%) of the Common Stock outstanding on the final day of the immediately preceding calendar year, and (B) such smaller number of Common Stock shares as determined by the Board. The issuance of the shares of Common Stock shall be through the grant of Distribution Equivalent Rights, may Share Options, Non-Qualified Share Options, Performance Unit Awards, Restricted Share Awards, Restricted Share Unit Awards, Share Appreciation Rights, Tandem Share Appreciation Rights, Unrestricted Share Awards and other equity-based awards to directors, officers, employees, and consultants.

The objective of the 2022 Plan is to encourage and enable directors, officers, employees, and consultants of the Company and its subsidiaries, upon whose judgment, initiative and efforts the Company largely depends for the successful conduct of its business, to acquire a proprietary interest in the Company.

Our ability to provide long-term incentives in the form of equity compensation aligns management’s interests with the interests of our stockholders and fosters an ownership mentality that drives optimal decision-making for the long-term health and profitability of our Company. Equally important, equity compensation is critical to our continuing ability to attract, retain and motivate qualified corporate executives and retain management. We expect our ability to grant equity compensation to be important in achieving our long-term growth.

In addition to our five directors (which includes our Chief Executive Officer), approximately 17 employees and approximately four consultants are eligible to participate in the 2022 Plan. The Board believes that adopting the 2022 Plan is consistent with the Company’s compensation philosophy (and with responsible compensation policies generally) and will preserve the Company’s ability to attract and retain capable directors, officers, employees, and consultants The Board believes it is imperative, in view of our compensation structure and strategy that the 2022 Plan be approved.

2022 Plan Highlights

The essential features of the 2022 Plan are outlined below. The following description is not complete and is qualified by reference to the full text of the 2022 Plan, which is attached as Exhibit 10.18 to this Annual Report.

Options are subject to the following conditions:

(i)	The Committee (as defined below) determines the exercise price of Incentive Options at the time the Incentive Options are granted. The assigned exercise price must be no less than 100% of the Fair Market Value (as defined in the 2022 Plan) of the Common Stock. In the event that the recipient is a Ten Percent Shareholder (as defined in the 2022 Plan), the exercise price must be no less than 110% of the Fair Market Value of the Common Stock.

(ii)	The exercise price of each Non-qualified Option will be at least 100% of the Fair Market Value of such share of the Common Stock on the date the Non-qualified Option is granted, unless the Committee, in its sole and absolute discretion, elects to set the exercise price of such Non-qualified Option below Fair Market Value.

(iii)	The Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Shareholder may not be exercisable more than five years from the date the Incentive Option is granted.

(iv)	Incentive Options may not be issued in an amount or manner where the amount of Incentive Options exercisable in one year entitles the holder to Common Stock with an aggregate Fair Market value of greater than $100,000.

Awards of Restricted Shares are subject to the following conditions:

(i)	The Committee determines the restrictions on each Restricted Share Award (as defined in the 2022 Plan). Upon the grant of a Restricted Share Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Shares and entitled to vote the Restricted Shares if such Restricted Shares are entitled to voting rights.

(ii)	Restricted Shares may not be delivered to the grantee until the Restricted Shares have vested.

(iii)	Restricted Shares may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as provided in the 2022 Plan or in the Restricted Share Award Agreement (as defined in the 2022 Plan).

Grants

Although all employees and all of the employees of our subsidiaries are eligible to receive grants under our Plan, the grant to any particular employee is subject to the discretion of the Board, or at the discretion of the Board, or the Compensation Committee of the Board or such other committee designated by the Board to administer the 2022 Plan (such body that administers the 2022 Plan, the “Committee”).

We have made and will make appropriate adjustments to outstanding grants and to the number or kind of shares subject to the 2022 Plan in the event of a stock split, reverse stock split, stock dividend, share combination or reclassification and certain other types of corporate transactions, including a merger or a sale of all or substantially all of our assets.

Administration

The Committee shall have the sole authority, in its discretion, to make all determinations under the 2022 Plan, including, but not limited to, who receives an award, the time or times when an award shall be made (the date of grant of an award shall be the date on which the award is awarded by the Committee), what type of award shall be granted, the term of an award, the date or dates on which an award vests (including acceleration of vesting), the form of any payment to be made pursuant to an award, the terms and conditions of an award (including the forfeiture of the award (and/or any financial gain) if the holder of the award violates any applicable restrictive covenant thereof), the Restrictions under a Restricted Share Award and the number of Common Stock which may be issued under an Award, all as applicable. In making such determinations, the Committee may take into account the nature of the services rendered by the respective employees, directors and consultants, their present and potential contribution to the Company’s (or the Affiliate’s) success and such other factors as the Committee, in its discretion, shall deem relevant.

Grant Instruments

All grants will be subject to the terms and conditions set forth in our Plan and to such other terms and conditions consistent with our Plan as the Committee deems appropriate and as are specified in writing by the Committee to the individual in a grant instrument or an amendment to the grant instrument. All grants will be made conditional upon the acknowledgement of the grantee in writing or by acceptance of the grant, that all decisions and determinations of the Compensation Committee will be final and binding on the grantee, his or her beneficiaries and any other person having or claiming an interest under such grant.

Terms and Conditions of Grants

Under the 2022 Plan, the term “Fair Market Value” of the Common Stock on any given date means the fair market value of the Common Stock determined in good faith by the Committee based on the reasonable application of a reasonable valuation method that is consistent with Section 409A of the Code. If the Stock is admitted to trade on a national securities exchange, the determination shall be made by reference to the closing price reported on such exchange. If there is no closing price for such date, the determination shall be made by reference to the last date preceding such date for which there is a closing price.

Transferability

No award under the 2022 Plan or any award agreement and no rights or interests therein, shall or may be assigned, transferred, sold, exchanged, encumbered, pledged or otherwise hypothecated or disposed of by a holder except (i) by will or by the laws of descent and distribution, or (ii) except for an Incentive Share Option, by gift to any family member of the holder. An award may be exercisable during the lifetime of the holder only by such holder or by the holder’s guardian or legal representative unless it has been transferred by gift to a family member of the holder, in which case it shall be exercisable solely by such transferee.

Amendment and Termination

The 2022 Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board (except as to awards outstanding on that date). The Board, in its discretion, may terminate the 2022 Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the 2022 Plan’s termination shall not materially and adversely impair the rights of a holder with respect to any Award theretofore granted without the consent of the holder. The Board shall have the right to alter or amend the 2022 Plan or any part hereof from time to time; provided, however, stockholder approval shall be required for ay modification of the 2022 Plan that (i) requires stockholder approval under the rules or regulations of the Securities and Exchange Commission or any securities exchange applicable to the Company, (ii) increases the number of shares authorized under the 2022 Plan, (iii) increases the dollar limitation specified in Section 5.4, or (iv) amends, modifies or suspends Section 7.8 (repricing prohibitions) or Article XV. In addition, unless otherwise permitted under the award agreement, no change in any award theretofore granted may be made which would materially and adversely impair the rights of a holder with respect to such award without the consent of the holder.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date

Anthony Evers	6,801	10,203	$16.00	February 28, 2027

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

None.

Employee Pension, Profit Sharing or other Retirement Plan

The Company maintains a tax-qualified 401(k) savings plan which allows participants to defer eligible compensation up to the maximum permitted by the Internal Revenue Service and provides for discretionary matching contributions by the Company.

Compensation of Directors

We did not issue any equity to the members of the Board in 2022 but did make one-time cash bonus payments in April 2022 to the members of the Board as follows: $20,000 to David N. Keys (a member of the Board); $10,000 to David May (a member of the Board); and $10,000 to Jay Jones (formerly a member of the Board).

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

Mr. Jones resigned from the Board on December 19, 2022. Such resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Mr. Jones’ resignation, the Board entered into a Consulting Agreement with Mr. Jones dated December 19, 2022 (the “Consulting Agreement”).

Pursuant to such Consulting Agreement, the Company agrees to engage Mr. Jones as a consultant (“the Consultant”) to provide advice to the Board and senior management of the Company regarding general business matters. The Consultant has industry and Company knowledge that is valuable to the Company and its ongoing business ventures. The term of the Consultant Agreement is for a period of twelve (12) months, in which the Consultant’s duties include reporting to the Board and senior management of the Company and advising them in respect to business matters. Following an annual or special meeting of the Company’s stockholders at which stockholders approve the 2022 Plan, the Consultant’s compensation will consist of stock options with a value of $5,000 on the first trading day of each calendar month during the term. Each month’s options will have an exercise price equal to the fair market value of the Company’s common stock on the last trading day of the previous calendar month. All options granted on the first trading day of each calendar month shall vest immediately, and the options will be issued quarterly in accordance with the 2022 Plan. The Consultant is considered an independent contractor and will be reimbursed for (i) all reasonable out-of-pocket expenses and (ii) any costs associated with filing required to be made by him or any of the entities managed or controlled by the Consultant to report beneficial ownership or the acquisition or disposition of securities by the Company.

On December 19, 2022, David May notified the Company of his resignation, effectively immediately, as a member of the Board’s Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee. Such resignation from the Board committees is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. May remains a member of the Board.

The Company and Ms. Weisberg entered into a Director Agreement, dated December 19, 2022 (the “Weisberg Director Agreement”). Pursuant to the Weisberg Director Agreement, Ms. Weisberg shall make reasonable business efforts to attend all Board meetings and fulfill her other responsibilities as well as use her best efforts to promote the interests of the Company. Following an annual or special meeting of the Company’s stockholders at which stockholders approve the 2022 Plan, Ms. Weisberg will receive options with a value of $5,000 on the first trading day of each calendar month. Each month’s options will have an exercise price equal to the fair market value of the common stock on the last trading day of the previous calendar month. All options granted on the first trading day of each calendar month shall vest immediately and the options will be issued quarterly in accordance with the terms of the 2022 Plan.

Pursuant to the Weisberg Director Agreement, Ms. Weisberg shall be considered an independent contractor and shall be reimbursed for (i) all reasonable out-of-pocket expenses incurred by her in attending in-person meetings and (ii) any costs associated with filing required to be made by her or any of the entities managed or controlled by her to report beneficial ownership or the acquisition of disposition of securities of the Company. Ms. Weisberg’s term, subject to nomination and election at each of the Company’s annual stockholders meeting, will terminate at the earliest of her resignation, death, termination by mutual agreement of the Company and herself, or the removal of Ms. Weisberg by the majority of the stockholders of the Company.

The Company and Mr. Schurfeld entered into a Director Agreement, dated December 19, 2022 (the “Schurfeld Director Agreement”). The terms of the Schurfeld Director Agreement are substantially the same as the terms of the Weisberg Director Agreement.

On December 19, 2022, the Company entered into an Indemnification Agreement with each of Ms. Weisberg and Mr. Schurfeld (the “December 2022 Indemnification Agreements”).

The December 2022 Indemnification Agreements indemnifies to the fullest extent permitted under Nevada law for any claims arising out of or resulting from, amongst other things, (i) any actual, alleged or suspected act or failure to act by Ms. Weisberg and Mr. Schurfeld (together, the “Indemnitees”) in their capacity as a director or agent of the Company and (ii) any actual, alleged or suspected act or failure to act by the Indemnitees in respect of any business, transaction, communication, filing, disclosure or other activity of the Company. Under the December 2022 Indemnification Agreements, the Indemnitees are indemnified for any losses pertaining to such claims, provided, however, that the losses shall not include expenses incurred by the Indemnitees in respect of any claim as which they shall have been adjudged liable to the Company, unless the court having jurisdiction rules otherwise.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of March 30, 2023, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

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

Name of Beneficial Owner(1)	Total Common Stock Shares Beneficially Owned		% of Common Stock (2)

Directors and Executive Officers:

Kevin Brian Cox	5,453,760	(3)	38.6%
Anthony Evers	10,672	(4)	*

David C. Ansani	140	(5)	*

David N. Keys	17,043	(6)	*

David May	140,944		1.0

Richard Schurfeld	42,201		*
All Directors and Executive Officers as a Group (6 persons)
	5,661,359		40.1%

5% Shareholders:

*	Less than one (1) percent

(1)	The person named in this table has sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned.

(2)	Based on 14,121,773 shares of Common Stock outstanding as of March 30, 2023.

(3)	Includes (i) 4,569,384 shares owned by BLC Family Investments, (ii) 561,758 shares owned by SMDMM, LLC, a Tennessee liability company and (iii) 270,745 shares owned by BC Family Holdings. Mr. Cox is a beneficial owner of all three entities.

(4)	Includes 7,271 shares of Common Stock (held in Mr. Evers’ IRA) and 6,801 options that are currently exercisable.

(5)	Shares are held in Mr. Ansani’s IRA.

(6)	Includes (i) 1,666 shares held in an IRA owned by Mr. Keys’ wife, however, Mr. Keys shares investing and dipositive power over these holdings, (ii) 5,377 shares in total held by two different IRAs owned by Mr. Keys; and (iii) 10,000 shares are held by PCC Holdings LLC. Mr. Keys shares investing and dipositive power over these holdings.

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2022 and 2021, the Company had trade payables to Axia of $163,583, respectively. Axia is owned by our Chief Executive Officer, Mr. Cox.

For the years ended December 31, 2022 and 2021, the Company rented space from Carddawg Investments, LLC in the amount of $166,356 and $64,488, respectively. These costs are included in the General and Administrative expenses in the consolidated statements of operations. Mr. Cox is sole owner of Carddawg Investments, LLC.

For the years ended December 31, 2022 and 2021, the Company purchased telecom services and access to wireless networks from 321 Communications in the amount of $16,035,093 and $690,398, respectively. These costs are included in Cost of Revenue in the consolidated statements of operations. Mr. Jones (formerly a Board member) is the majority owner of 321 Communications and Mr. Cox is a minority owner of 321 Communications.

For the years ended December 31, 2022 and 2021, the Company purchased telecom services and access to wireless networks from National Relief Telephone in the amount of $1,163,941 and $0, respectively. These costs are included in Cost of Revenue in the consolidated statements of operations. Mr. Jones (formerly a Board member) is the majority owner of National Relief Telephone.

At December 31, 2022 and 2021, the Company had trade payables to 321 Communications of $279,380 and $88,898, respectively.

At December 31, 2022 and 2021, the Company had trade payables to National Relief Telephone of $0 and $0, respectively.

For the year ended December 31, 2021, the Company paid $1,217,790 in commissions on tablet sales to Galaxy Distribution, Inc., an entity that Mr. May (a Board member) was a controlling shareholder of in 2021.

The Company contracted with Centercom to provide customer service call center services, manage the sales process to include handling incoming orders, the collection and verification of all documents to comply with FCC regulations, monthly audit of all subscribers to file the USAC 497 form, yearly audit of all subscribers that have been active over one year to file the USAC 555 form (Recertification), information technology professionals to maintain company websites, sales portals and server maintenance. Billings for these services in the year ended December 31, 2022 and 2021 were $3,115.651 and $1,395,674, respectively, and are included in Cost of Revenue in the consolidated statements of operations. Mr. Nuzzo had a 50% interest in Centercom prior to his death in March 2022.

At December 31, 2022 and 2021, the Company had trade payables to Centercom of $972,029 and $555,069, respectively.

During 2021, Centercom forgave $429,010 of accounts payable owed by SurgePays to Centercom.

See Note 6 long-term debt due to related parties.

Disclosure of SEC Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by Nevada corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

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

	2022	2021
Audit Fees (1)	$186,820	$166,554

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-K and Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation filed August 22, 2006	SB-2	3.1	03/14/2007
3.2	Articles of Merger filed July 25, 2008	S-1/A	3.2	10/21/2021
3.3	Certificate of Amendment to Articles of Incorporation filed April 27, 2009	10-K/A	3.1	05/14/2013
3.4	Certificate of Amendment to Articles of Incorporation filed May 13, 2015	8-K/A	3.1	12/11/2015
3.5	Certificate of Amendment to Articles of Incorporation filed June 30, 2015	S-1/A	3.5	10/21/2021
3.6	Certificate of Amendment to Articles of Incorporation filed October 10, 2017	S-1/A	3.6	10/21/2021
3.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017	S-1/A	3.7	10/21/2021
3.8	Certificate of Amendment to Articles of Incorporation filed October 29, 2020	8-K	3.1	11/5/2020
3.9	Certificate of Amendment, filed November 1, 2021	8-K	3.1	11/5/2021
3.10	Bylaws	SB-2	3.2	03/14/2007
3.11	Amended Bylaws	10-K/A	3.2	05/14/2013
3.12	Amended Bylaws	8-K/A	3.2	12/11/2015
4.1	Warrant, dated March 8, 2021, issued to Evergreen Capital Management LLC	8-K	4.2	03/16/2021
4.2	Form of Underwriter’s Warrants	8-K	4.1	11/5/2021
4.3	Warrant Agency Agreement between SurgePays, Inc. and VStock Transfer, LLC, dated November 4, 2021	8-K	4.2	11/5/2021
4.4	Description of Securities				X

4.5		Form of Promissory Note Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.1	08/11/2022
4.6		Form of Warrant with $4.73 Exercise Price Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.2	08/11/2022
4.7		Revolving Secured Promissory Note with Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	4.3	08/11/2022
10.1+		Consulting Agreement, dated September 25, 2017, by and between KSIX MEDIA HOLDINGS, INC. and David C. Ansani	S-1	10.2	09/12/2019
10.2+		Director Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.1	07/24/2019
10.3+		Director and Officer Indemnification Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.2	07/24/2019
10.4		Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on April 24, 2020	10-K	10.22	05/12/2020
10.5		Paycheck Protection Program Note, dated April 18, 2020, issued to Bank 3	10-Q	10.4	08/14/2020
10.6		Office Lease, dated May 5, 2020, by and between Woodfield Financial Center LLC and Surge Holdings Inc.	S-1/A	10.31	02/16/2021
10.7		Master Services Agreement by and between Surge Pays, Inc. and Glass Mountain BPO, dated January 1, 2021	S-1/A	10.32	02/16/2021
10.8		Commercial Lease Agreement, dated July 10, 2019, by and between CardDawg Investments, LLC and Surge Holdings, Inc.	S-1/A	10.35	02/16/2021
10.9		Form of On Demand Promissory Note issued by the Company in favor of SMDMM Funding, LLC	S-1/A	10.36	09/22/2021
10.10		Stock Purchase Agreement, by and among, SurgePays, Inc., Torch Wireless, and the Parties Listed Therein, dated April 6, 2022	8-K	10.1	04/12/2022
10.11		Installment Sale Agreement, by and among, SurgePays, Inc., SurgePhone Wireless LLC, Torch Wireless, and Affordable Connectivity Financing V Limited Liability Company, dated November 17, 2022	8-K	10.1	11/23/2022
10.12		Paying Agent Agreement, by and among, SurgePhone Wireless LLC, Torch Wireless, Affordable Connectivity Financing V Limited Liability Company, and Ivy Dallas Funding, LLC, dated November 17, 2022	8-K	10.2	11/23/2022
10.13		Consulting Agreement, by and between the Company and Jay Jones, dated December 19, 2022	8-K	10.1	12/23/2022
10.14+		Weisberg Director Agreement, by and between the Company and Ms. Weisberg, dated December 19, 2022	8-K	10.2	12/23/2022
10.15+		Form of Indemnification Agreement	8-K	10.3	12/23/2022
10.16+		Employment Agreement between SurgePays, Inc. and Kevin Brian Cox	10-Q	10.1	05/16/2022
10.17+		Employment Agreement between SurgePays, Inc. and Anthony Evers, dated August 8, 2022	10-Q	10.3	08/11/2022
10.18+		SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan				X
10.19		Loan Agreement between the Company and Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	10.1	08/11/2022
10.20		Security Agreement between the Company and Lender, dated April 8, 2022	10-Q	10.2	08/11/2022
14.1		SurgePays, Inc. Code of Ethics and Business Conduct	10-K	14.1	03/24/2022
21.1		List of Subsidiaries				X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X

101.INS		Inline XBRL Instance Document				X

101.SCH		Inline XBRL Taxonomy Extension Schema				X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase				X

	+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

	*	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgePays, Inc.

Date: March 30, 2023	By:	/s/ Kevin Brian Cox
	Name:	Kevin Brian Cox
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Brian Cox	Chief Executive Officer and Director	March 30, 2023
Kevin Brian Cox	(Principal Executive Officer)

/s/ Anthony Evers	Chief Financial Officer	March 30, 2023
Anthony Evers	(Principal Financial Officer and Principal Accounting Officer

/s/ David N. Keys	Director	March 30, 2023
David N. Keys

/s/ David May	Director	March 30, 2023
David May

/s/ Laurie Weisberg	Director	March 30, 2023
Laurie Weisberg

/s/ Richard Schurfeld	Director	March 30, 2023
Richard Schurfeld

SurgePays, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SurgePays, Inc. & Subsidiaries

Bartlett, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SurgePays, Inc. & Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2017

Brentwood, Tennessee

March 30, 2023

SURGEPAYS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021

Assets

Current Assets
Cash	$7,035,654	$6,283,496
Accounts receivable - net	9,230,365	3,249,889
Inventory	11,186,242	4,359,296
Prepaids	111,524	-
Total Current Assets	27,563,785	13,892,681

Property and equipment - net	643,373	200,448

Other Assets
Note receivable	176,851	176,851
Intangibles - net	2,779,977	3,433,484
Internal use software development costs - net	387,180	-
Goodwill	1,666,782	866,782
Investment in CenterCom	354,206	443,288
Operating lease - right of use asset - net	431,352	486,668
Total Other Assets	5,796,348	5,407,073

Total Assets	$34,003,506	$19,500,202

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$5,784,374	$6,602,577
Accounts payable and accrued expenses - related party	1,728,721	1,389,798
Installment sale liability	13,018,184	-
Deferred revenue	243,110	276,250
Operating lease liability	39,490	49,352
Notes payable - related parties	1,108,150	1,553,799
Notes payable - SBA government	-	126,418
Notes payable - net	1,542,033	-
Total Current Liabilities	23,464,062	9,998,194

Long Term Liabilities
Note payable	53,134	-
Loans payable - related parties	4,493,798	4,507,017
Notes payable - SBA government	474,846	1,004,767
Operating lease liability	399,413	438,903
Total Long-Term Liabilities	5,421,191	5,950,687

Total Liabilities	28,885,253	15,948,881

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Series A, Convertible Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 and 13,000,000 shares issued and outstanding, respectively	-	260
Series C, Convertible Preferred stock, $0.001 par value, 1,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 14,116,832 and 12,063,834 shares issued and outstanding, respectively	14,117	12,064
Additional paid-in capital	40,780,707	38,662,340
Accumulated deficit	(35,804,106)	(35,123,343)
Stockholders’ equity	4,990,718	3,551,321
Non-controlling interest	127,535	-
Total Stockholders’ Equity	5,118,253	3,551,321

Total Liabilities and Stockholders’ Equity	$34,003,506	$19,500,202

SURGEPAYS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,
	2022	2021

Revenues	$121,544,190	$51,060,589

Costs and expenses
Cost of revenue	108,074,782	44,890,610
General and administrative expenses	12,835,623	12,162,547
Total costs and expenses	120,910,405	57,053,157

Income (loss) from operations	633,785	(5,992,568)

Other income (expense)
Interest expense	(1,843,396)	(3,840,616)
Derivative expense	-	(1,775,057)
Change in fair value of derivative liabilities	-	1,806,763
Gain (loss) on investment in CenterCom	(89,082)	28,676
Gain on settlement of liabilities	-	1,469,641
Amortization of debt discount	(115,404)	(3,677,121)
Gain on deconsolidation of True Wireless	-	1,895,871
Settlement expense	-	(3,750,000)
Warrant modification expense	-	(74,476)
Gain on forgiveness of PPP loan - government	524,143	-
Other income	336,726	377,743
Total other income (expense) - net	(1,187,013)	(7,538,576)

Net loss including non-controlling interest	(553,228)	(13,531,144)

Non-controlling interest	127,535	-

Net loss available to common stockholders	$(680,763)	$(13,531,144)

Loss per share - basic and diluted	$(0.05)	$(3.09)

Weighted average number of shares - basic and diluted	12,395,364	4,381,709

SURGEPAYS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2022

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	$-	$3,551,321

Conversion of preferred stock to common stock - related parties	(260,000)	(260)	-	-	1,300,000	1,300	(1,040)	-	-	-

Conversion of debt into common stock - related party	-	-	-	-	270,745	271	1,086,142	-	-	1,086,413

Stock issued for services	-	-	-	-	50,000	50	103,450	-	-	103,500

Recognition of stock-based compensation - stock options	-	-	-	-	-	-	37,176	-	-	37,176

Stock issued as direct offering costs	-	-	-	-	200,000	200	(200)	-	-	-

Stock issued to purchase software	-	-	-	-	85,000	85	411,315	-	-	411,400

Warrants issued as debt issue costs	-	-	-	-	-	-	115,404	-	-	115,404

Warrants issued as interest expense	-	-	-	-	-	-	365,794	-	-	365,794

Exercise of warrants (cashless)	-	-	-	-	147,153	147	(147)	-	-	-

Exercise of warrants	-	-	-	-	100	-	473	-	-	473

Non-controlling interest	-	-	-	-	-	-	-	-	127,535	127,535

Net loss	-	-	-	-	-	-	-	(680,763)	-	(680,763)

December 31, 2022	-	$-	-	$-	14,116,832	$14,117	$40,780,707	$(35,804,105)	$127,535	$5,118,253

SURGEPAYS, INC. AND SUBSIDIARIES

 Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2021

									Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2020	260,000	$260	721,598	$722	2,542,624	$2,543	$10,862,708	$(21,592,199)	(10,725,966)

Stock issued for services rendered and recognition of share-based compensation ($5 - $14.05/share)	-	-	-	-	13,411	13	3,562	-	3,575

Conversion of Series C, preferred stock into common stock	-	-	(721,598)	(722)	3,607,980	3,608	(2,886)	-	-

Stock issued for cash ($4.30 - $8/share)	-	-	-	-	4,862,247	4,862	21,294,800	-	21,299,662

Direct offering costs paid in connection with stock issued for cash	-	-	-	-	-	-	(2,222,952)	-	(2,222,952)

Stock and warrants issued with debt recorded as a debt discount	-	-	-	-	18,000	18	2,645,872	-	2,645,890

Conversion of debt ($.05 - $10.38/share)	-	-	-	-	709,674	710	3,362,851	-	3,363,561

Stock issued under make-whole arrangement ($5.60 - $6/share)	-	-	-	-	15,147	15	90,386	-	90,401

Stock issued in connection with debt modification ($5.60 - $8/share)	-	-	-	-	13,916	14	108,917	-	108,931

Stock issued in settlement of liabilities ($4.50 - $15.99/share)	-	-	-	-	276,702	277	1,997,700	-	1,997,977

Stock issued for acquisition of membership interest in ECS ($8.95/share)	-	-	-	-	2,000	2	17,898	-	17,900

Exercise of warrants ($0.001/share)	-	-	-	-	2,133	2	(2)	-	-

Warrant modification expense	-	-	-	-	-	-	74,476	-	74,476

Forgiveness of accounts payable - CenterCom - related party	-	-	-	-	-	-	429,010	-	429,010

Net loss	-	-	-	-	-	-	-	(13,531,144)	(13,531,144)

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	3,551,321

SURGEPAYS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021

Operating activities
Net loss - including non-controlling interest	$(553,228)	$(13,531,144)
Adjustments to reconcile net loss to net cash provided by (used in) operations
Bad debt expense (recovery)	(59,485)	24,841
Provision for inventory obsolescence	51,718	-
Depreciation and amortization	933,384	759,383
Amortization of right-of-use assets	55,316	158,085
Amortization of debt discount/debt issue costs	115,404	3,677,121
Recognition of share-based compensation	140,676	3,575
Warrants issued for interest expense	365,794	-
Change in fair value of derivative liabilities	-	(1,806,763)
Derivative expense	-	1,775,057
Gain on settlement of liabilities	-	(1,443,016)
(Gain) loss on equity method investment - CenterCom	89,082	(28,676)
Gain on forgiveness of PPP loan	(524,143)	(371,664)
Gain on deconsolidation of subsidiary (True Wireless)	-	(1,895,871)
Warrant modification expense	-	74,476
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(5,920,991)	(3,094,231)
Lifeline revenue - due from USAC	-	105,532
Inventory	(6,878,664)	(4,255,637)
Prepaids	(111,524)	5,605
Other	-	61,458
Increase (decrease) in
Accounts payable and accrued expenses	(812,227)	4,056,812
Accounts payable and accrued expenses - related party	966,468	757,429
Installment sale liability - net	(13,018,184)	-
Deferred revenue	(33,140)	(167,050)
Operating lease liability	(49,352)	(153,583)
Net cash provided by (used in) operating activities	793,272	(15,288,261)

Investing activities
Purchase of property and equipment	(11,402)	(51,408)
Capitalized internal use software development costs	(387,180)	-
Purchase of software	(300,000)	-
Acquisition of Torch, Inc.	(800,000)	-
Cash disposed in deconsolidation of subsidiary (True Wireless)	-	(325,316)
Net cash used in investing activities	(1,498,582)	(376,724)

Financing activities
Proceeds from stock and warrants issued for cash	473	21,299,662
Cash paid for direct offering costs	-	(2,222,952)
Proceeds from loans - related party	-	4,355,386
Repayments of loans - related party	-	(2,476,468)
Proceeds from notes payable	6,700,000	1,101,000
Repayments on notes payable	(5,231,251)	(1,377,257)
Proceeds from SBA notes	-	518,167
Repayments on SBA notes	(11,754)	-
Proceeds from convertible notes	-	2,550,000
Repayments on convertible notes - net of overpayment	-	(2,473,052)
Net cash provided by financing activities	1,457,468	21,274,486

Net increase in cash	752,158	5,609,501

Cash - beginning of year	6,283,496	673,995

Cash - end of year	$7,035,654	$6,283,496

Supplemental disclosure of cash flow information
Cash paid for interest	$523,005	$866,684
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$115,404	$-
Stock issued to acquire software	$411,400	$-
Debt discount/issue costs recorded in connection with debt/derivative liabilities	$-	$2,748,084
Conversion of Series C, preferred stock into common stock	$-	$722
Gain on forgiveness of CenterCom AP - Related Party	$-	$429,010
Stock issued in settlement of liabilities	$-	$1,997,977
Conversion of debt into equity	$-	$3,363,561
Conversion of debt into equity - related party	$1,086,413	$-
Right-of-use asset obtained in exchange for new operating lease liability	$-	$515,848
Termination of ECS ROU lease	$-	$228,752
Stock issued in connection with debt modification	$-	$108,931
Stock issued under make-whole arrangement	$-	$90,401
Stock issued for acquisition of membership interest in ECS	$-	$17,900
Reclassification of SBA note payable - government to note payable	$126,418	$-
Reclassification of accrued interest - related party to note payable - related party	$627,545	$692,458
Deconsolidation of subsidiary (True Wireless)	$-	$2,434,552

SURGEPAYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2022, the Company had:

●	Net loss available to common stockholders of $680,763; and
●	Net cash used in operations was $793,272

Additionally, at December 31, 2022, the Company had:

●	Accumulated deficit of $35,804,106
●	Stockholders’ equity of $5,118,253; and
●	Working capital of $4,099,723

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $7,035,654 at December 31, 2022.

The Company has incurred significant losses since its inception and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will ever be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2023, and our current capital structure including equity-based instruments and our obligations and debts.

The Company believes it has sufficient cash resources on hand along with access to additional debt and/or equity-based capital from third parties and related parties as needed to meet its current obligations for a period that is one year from the issuance date of these financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Management’s strategic plans include the following:

●	Continue the growth of the Affordable Connectivity Program revenue stream,
●	Execution of business plan and significant revenue growth from prior period,
●	Expand product and services offerings to a larger surrounding geographic area.
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Effective January 1, 2022, the Company executed a management agreement with Torch Wireless (“Torch”). Generally, the Company was engaged to handle the following services:

●	Oversee management of the business being conducted by Torch,
●	Involved in the performance of Torch’s obligations under contracts regarding its business operations and maintenance of Torch’s customer relationships,
●	Assist Torch with regulatory compliance,
●	Manage all billing and collection functions, including the right to collect revenues related to Torch’s business operations, as part of the agreement, Torch may not participate in this function; and
●	Manage all payment functions related to the business, including the right to disburse funds, as part of the agreement, Torch may not participate in this function

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

For the year ended December 31, 2022, the Company incurred expenses of $1,679,723 related to the residual payments. All expenses are included as a component of cost of goods sold.

This transaction does not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of Torch was not deemed to be significant at any level under SEC Regulation S-X 3.05 and does not require the presentation of any additional historical audits.

For financial reporting purposes, at December 31, 2022, Torch has been consolidated into the Company’s consolidated statements of financial position, results of operations, and cash flows.

At December 31, 2022 and 2021 goodwill was $1,666,782 and $866,782, respectively.

There were no impairment losses for the years ended December 31, 2022 or 2021, respectively.

Deconsolidation of Subsidiary

In accordance with ASC Topic 810-10-40, a parent company must deconsolidate a subsidiary as of the date the parent ceases to have a controlling interest in that subsidiary and recognize a gain or loss in net income at that time.

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc. (“TW”), however we retained $1,097,659 in liabilities which consisted of $1,077,659 in accounts payable and accrued expenses as well as $20,000 in related party loans. During 2021, the $20,000 in related party loans was forgiven.

In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive twenty-five (25) payments of principal and accrued interest totaling $7,461 commencing in June 2023.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Payments are scheduled as follows:

For the Year Ended December 31, 2022:

2023	$52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

As a result of the sale, we deconsolidated our entire ownership interest in TW from our consolidated financial statements on May 7, 2021, (the effective date of the sale agreement), and recognized a gain on deconsolidation of $1,895,871 as follows:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as multiple reportable segments. See Note 11 regarding segment disclosure.

The SurgePhone and Torch Wireless business segment made up approximately 73% of total consolidated revenue in 2022. Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC. Accounts receivable related to these programs was made up 96% of accounts receivable at December 31, 2022.

The SurgePhone and Torch Wireless business segment made up approximately 17% of total consolidated revenue in 2021. Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC. Accounts receivable related to these programs was made up 89% of accounts receivable at December 31, 2021.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

See Note 11 regarding segment disclosure.

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

Significant estimates during the years ended December 31, 2022 and 2021, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The Company has experienced, and in the future may experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

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

The three tiers are defined as follows:

●	Level 1 - Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 - Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 - Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Although the Company believes that the recorded fair value of our financial instruments is appropriate, these fair values may not be indicative of net realizable value or reflective of future fair values.

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At December 31, 2022 and 2021, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At December 31, 2022 and 2021, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000. At December 31, 2022 and 2021, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Allowance for doubtful accounts was $17,525 and $137,218 at December 31, 2022 and 2021, respectively.

There was a bad debt recovery of $59,485 for the year ended December 31, 2022.

There was bad debt expense of $24,841 for the year ended December 31, 2021.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

During the years ended December 31, 2022 and 2021, the Company recorded a provision for inventory obsolescence of $51,718 and $0, respectively.

At December 31, 2022 and 2021, the Company had inventory of $11,186,242 and $4,359,296, respectively.

Impairment of Long-lived Assets including Internal Use Capitalized Software Costs

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

There were no impairment losses for the years ended December 31, 2022 and 2021, respectively.

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

There were no impairment losses for the years ended December 31, 2022 and 2021, respectively.

Internal Use Software Development Costs

We capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our technology infrastructure. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software projects, and external direct costs of materials and services consumed in developing or obtaining the software. Software development costs that do not meet the qualification for capitalization, as further discussed below, are expensed as incurred and recorded in general and administrative expenses in the consolidated results of operations.

Software development activities generally consist of three stages:

(i)	planning stage,
(ii)	application and infrastructure development stage, and
(iii)	post implementation stage.

Costs incurred in the planning and post implementation stages of software development, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

We capitalize costs associated with software developed for internal use when the planning stage is completed, management has authorized further funding for the completion of the project, and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software and technologies are ready for their intended purpose. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods.

We amortize internal use software development costs using a straight-line method over a three-year estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. We determined the life of internal use software based on historical software upgrades and replacement.

On an ongoing basis, we assess if the estimated remaining useful lives of capitalized projects continue to be reasonable based on the remaining expected benefit and usage. If the remaining useful life of a capitalized project is revised, it is accounted for as a change in estimate and the remaining unamortized cost of the underlying asset is amortized prospectively over the updated remaining useful life.

We also evaluate internal use software for abandonment and use that as a significant indicator for impairment on a quarterly basis.

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

DECEMBER 31, 2022 AND 2021

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

As the rate implicit in leases are not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. See Note 9.

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

DECEMBER 31, 2022 AND 2021

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2022 and December 31, 2021, respectively, contained a significant financing component.

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

DECEMBER 31, 2022 AND 2021

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

Surge Phone Wireless (SPW) and Torch Wireless

SPW and Torch Wireless are licensed to provide subsidized mobile broadband services through the FCC’s Affordable Connectivity Program (ACP) to qualifying low-income customers in all fifty states. Revenues are recognized when an ACP application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

TW was sold in May 2021 and was deconsolidated at the disposal date.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At December 31, 2022 and 2021, the Company had deferred revenue of $243,110 and $276,250, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022		2021
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Surge Phone and Torch Wireless	$88,351,547	72.69%	$7,289,239	14.28%
Surge Blockchain, LLC	112,911	0.09%	138,106	0.27%
LogicsIQ, Inc.	16,760,656	13.79%	17,846,698	34.95%
Surge Fintech & ECS	16,319,076	13.43%	24,628,566	48.23%
True Wireless	-	0.00%	1,157,980	2.27%
Total Revenues	$121,544,190	100%	$51,060,589	100%

Cost of Revenues

Cost of revenues consists of purchased telecom services including data usage and access to wireless networks. Additionally, prepaid phone cards, marketing services and advertising costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022 and 2021, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2022 and 2021, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

At December 31, 2022 and 2021, our investment in CenterCom was $354,206 and $443,288, respectively.

During the years ended December 31, 2022 and 2021, we recognized a loss of $89,082 and gain of $28,676, respectively.

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

The Company recognized $259,393 and $661,238 in marketing and advertising costs during the years ended December 31, 2022 and 2021, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

The following potentially dilutive equity securities outstanding as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Warrants	5,681,392	5,852,984
Stock options	6,801	3,401
Series A, convertible preferred stock (1)	-	26,000
Total common stock equivalents	5,688,193	5,882,385

1-	each share converts to 1/10 of a share of common stock

Warrants and stock options included as common stock equivalents represent those that are vested and exercisable. See Note 10.

Based on the potential common stock equivalents noted above at December 31, 2022 and December 31, 2021, respectively, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

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

During the years ended December 31, 2022 and 2021, the Company incurred expenses with related parties in the normal course of business totaling $20,125,153 and $4,157,192, respectively.

	For the Years Ended
	December 31,
	2022	2021
Related party expenses
321 Communications, Inc	$16,035,093	$690,398
Axia Management, LLC	-	95,415
Carddawg Investments, Inc.	166,356	64,488
CenterCom USA, Inc	2,759,763	2,089,101
Galaxy	-	1,217,790
National Relief Telecom	1,163,941	-
Total	$20,125,153	$4,157,192

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	December 31, 2022	December 31, 2021	Lives (Years)

Computer equipment and software	$1,006,286	$283,484	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	366,236
Less: accumulated depreciation/amortization	(445,665)	(165,788)
Property and equipment - net	$643,373	$200,448

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 as well as the issuance of 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $279,877 and $67,125 (including $5,019 of depreciation from TW prior to deconsolidation), respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	December 31, 2022	December 31, 2021	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(2,973,543)	(2,320,036)
Intangibles - net	$2,779,977	$3,433,484

Amortization expense for the years ended December 31, 2022 and 2021 was $653,507 and $692,258, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Year Ended December 31:

2023	653,507
2024	653,507
2025	653,507
2026	653,507
2027	165,949
Total	$2,779,977

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

			Estimated Useful
Type	December 31, 2022	December 31, 2021	Life (Years)

Internal Use Software Development Costs	$387,180	$-	3
Less: accumulated amortization	-	-
Property and equipment - net	$387,180	$-

Management has determined that all costs incurred in 2022 related to internal use software development costs related to the application and infrastructure development stage were completed at December 31, 2022. Amortization of these costs will begin in 2023.

Based on the Company’s internal use software development costs at December 31, 2022, excluding projects that are not ready for their intended use with a value of $387,180, estimated amortization expense is as follows for the years ended December 31:

2023	129,060
2024	129,060
2025	129,060
Total	$387,180

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at December 31, 2022 and 2021, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA	Total

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

Principal	$498,082	$150,000	$486,600	$518,167	$1,652,849

Balance - December 31, 2020	$498,082	$150,000	$486,600	$-	$1,134,682
Gross proceeds	-	-	-	518,167	518,167
Forgiveness of loan	(371,664)	-	-	-	(371,664	)1
Deconsolidation of subsidiary (“TW”)	-	-	(150,000)	-	(150,000	)2
Balance - December 31, 2021	126,418	150,000	336,600	518,167	1,131,185
Forgiveness of loan	-	-	-	(518,167)	(518,167	)3
Repayments	-	(4,078)	(7,676)	-	(11,754)
Reclassification to note payable	(126,418)	-	-	-	(126,418)
Balance - December 31, 2022	$-	$145,922	$328,924	$-	$474,846

1	–	During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations. In March 2022, the Company refinanced the balance with a third-party bank and the maturity date was extended to March 2025. Monthly payments are $3,566/month. See additional disclosure as part of notes payable summary note 6.

2	–	In connection with the deconsolidation of TW in 2021, $150,000 of debt was assumed by the buyer.

3	–	During 2022, the Company received a forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Notes Payable – Related Parties

	1	2	3
	Loan Payable	Loan Payable	Loan Payable
Terms	Related Party	Related Party	Related Party	Total

Issuance dates of notes	Various	May 2020/January 2021	August 2021
Maturity date	January 1, 2023/January 1, 2024	March 2021	August 2031
Interest rate	10%	15%	10%
Collateral	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A

Balance - December 31, 2020	$3,341,940	$147,500	$-	$3,489,440
Gross proceeds	3,825,000	63,000	467,385	4,355,385
Accrued interest included in note balance	692,458	-	-	692,458
Conversion of debt into common stock	(2,265,967)	-	-	(2,265,967)
Repayments	-	(210,500)	-	(210,500)
Balance - December 31, 2021	5,593,431	-	467,385	6,060,816
Less: short term	1,553,799		-	1,553,799
Long term	$4,039,632	$-	$467,385	$4,507,017

Balance - December 31, 2021	$5,593,431	$-	$467,385	6,060,816
Conversion of debt into common stock	(1,086,413)	-	-	(1,086,413)
Reclass of accrued interest to note payable	627,545	-	-	627,545
Balance - December 31, 2022	5,134,563	-	467,385	5,601,948
Less: short term	1,108,150		-	1,108,150
Long term	$4,026,413	$-	$467,385	$4,493,798

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox). Prior to September 30, 2021, these notes were either due on demand or had a specific due date. Additionally, these advances had interest rates from 6% - 15%. On September 30, 2021, all notes and related accrued interest were combined into two (2) new notes. The new notes had due dates of June 30, 2022 or January 1, 2023. In April 2022, the notes were extended to January 1, 2023 and January 1, 2024, respectively. All notes bear interest at 10%.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In 2021, the Company included $692,458 of accrued interest in the new note balance. In 2021, the Company issued 561,758 shares of common stock at $4.30/share to settle $2,415,560 of debt including principal of $2,265,967 and accrued interest of $149,593. As a result of the debt conversion with a related party, accordingly gains/losses are not recognized, however, the Company increased stockholders’ equity for $2,415,560.

In 2022, the Company included $627,545 of accrued interest in the new note balance. In 2022, the Company issued 270,745 shares of common stock at $4.01/share to settle $1,086,413 of debt principal. As a result of the debt conversion with a related party, accordingly gains/losses are not recognized, however, the Company increased stockholders’ equity for $1,086,413.

2	Activity is with the Company’s former President, Chief Operating Officer and Board Member (Anthony Nuzzo). Mr. Nuzzo passed away in March 2022.

3	Activity is with David May, who is a Board Member. In January 2023, the Company repaid principal of $467,385 and related accrued interest of $63,258 for a total payment of $530,643.

Notes Payable

	1	2	3		4	5
Terms	Notes Payable	Notes Payable	Notes Payable	Note Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	April/June 2022	March 2022	2019	2021	2022
Maturity date	October/November 2022	January/February 2023	March 2023	2020	2022	2025
Interest rate	19%	24%	19%	18%	10%	1.00%
Default interest rate	26%	N/A	26%	0%	0%	0%
Collateral	Unsecured	All assets	Unsecured	Unsecured	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	N/A	15,000	N/A	2,406,250	N/A

Balance - December 31, 2020	$-	$-	$-	$250,000	$-	$-	$250,000
Gross proceeds	-	-	-	-	1,101,000	-	1,101,000
Debt discount	-	-	-	-	(672,254)	-	(672,254)
Amortization of debt discount	-	-	-	-	698,511	-	698,511
Repayments	-	-	-	(250,000)	(1,127,257)	-	(1,377,257)
Balance - December 31, 2021	-	-	-	-	-	-	-
Gross proceeds	1,200,000	5,000,000	500,000	-	-	-	6,700,000
Reclassification from SBA - PPP note payable	-	-	-	-	-	126,418	126,418
Repayments	(100,000)	(5,000,000)	(100,000)	-	-	(31,251)	(5,231,251)
Debt issue costs	(76,451)	-	(38,953)	-	-	-	(115,404)
Amortization of debt issue costs	76,451	-	38,953	-	-	-	115,404
Balance - December 31, 2022	$1,100,000	$-	$400,000	$-	$-	$95,167	$1,595,167

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

1	-	These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

2	-	The Company executed a $5,000,000, secured, revolving promissory note with a third party. The Company may draw down on the note at 80% of eligible accounts receivable. The note was repaid in full in November 2022. See below secured revolving debt.

3	-	These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and were amortized over the life of the debt. Additionally, in 2022, the Company issued an additional 12,000, three (3) year warrants, which have been treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In October 2022, the Company repaid $100,000. In March 2023, the remaining $400,000 plus all related accrued interest was repaid.

4	-	In the event of default, these notes were convertible at 75% of the market price based upon the VWAP in the preceding 10 days. Debt discount on notes totaling $1,101,000 in principle included original issue discounts of $101,000 and debt discounts associated with warrants totaling $229,268. Additionally, the Company computed a beneficial conversion feature of $341,986.

5	–	See Notes Payable – SBA government note summary 1.

Secured Revolving Debt

In April 2022, a maximum of $3,000,000 was made available to the Company, issued pursuant to a series of 270-day (9 months) revolving notes for purposes of purchasing inventory. In June 2022, this amount was increased to $5,000,000.

The notes accrued interest at a monthly rate of 2% (24% annualized). The Company took drawdowns based upon eligible accounts receivable. In the event that eligible accounts receivable were less than 80% of the loan amount, within four (4) business days, the Company would have been required to make a payment to the lender so that the loan amount was no greater than 80% of the then current eligible accounts receivable.

The maximum amount outstanding under the loan was the lesser of $5,000,000 or 80% of eligible accounts receivable. Additionally, any related accrued interest associated with this mandatory payment was also due. These advances were secured by all assets of the Company.

In 2022, the Company repaid the $5,000,000 plus accrued interest of $46,027 and the line was terminated.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Convertible Notes Payable – Net

	Convertible		Convertible
Terms	Notes Payable		Notes Payable		Total

Issuance dates of notes	February 2020 - December 2020		January 2021 - March 2021
Maturity date	February 2021 - September 2021		May 2021 - March 2022
Interest rate	10% - 14%		5% - 12%
Collateral	Unsecured		Unsecured
Conversion price	A		B

Balance - December 31, 2020	$1,516,170		$-		$1,516,170
Gross proceeds	-		2,550,000		2,550,000
Debt discount	-		(2,460,829)		(2,460,829)
Amortization of debt discount	517,781		2,460,829		2,978,610
Repayments - cash	-		(2,550,000	)D	(2,550,000)
Conversion to equity/debt modification	(2,110,898)		-		(2,110,898)
Reclassified to receivable	76,947	C	-		76,947
Balance - December 31, 2021	$-		$-		$-

A	-	Convertible at 65% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

B	-	Convertible at 70% - 75% multiplied by the lowest one (1) day volume weighted average price (“VWAP”) of the Company’s common stock during the ten (10) trading days prior to conversion.

C	-	During 2021, the Company overpaid a note holder by $76,947 when settling the outstanding balance. This overpayment had been recorded as a receivable and was repaid in full in April 2021.

D	-	During 2021, the Company repaid the $2,550,000 of convertible notes in full, however, one of the notes, having a principal of $2,300,000 was prepaid early. As a result, the Company paid an additional prepayment penalty equal to 120% of the outstanding amount due at the time of prepayment, resulting in additional interest expense of $465,239. Also, at the time of repayment, the embedded derivative liability ceased to exist.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Loans Payable - Related Parties	Notes Payable - SBA government	Note Payable	Total

2023	$1,108,150	$-	$1,542,033	$2,650,183
2024	4,493,798	-	42,455	4,536,253
2025	-	-	10,679	10,679
2026	-	-	-	-
2027	-	-	-	-
Thereafter	-	474,846	-	474,846
Total	$5,601,948	$474,846	$1,595,167	$7,671,961

Note 7 – Derivative Liabilities

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

During the years ended December 31, 2022 and 2021, the Company recorded a change in fair value of derivative liabilities of $0 and $1,806,763, respectively. These amounts reflect a mark to market adjustment recorded to the accompanying consolidated statements of operations.

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

For the years ended December 31, 2022 and 2021, the Company recorded a derivative expense of $0 and $1,775,057, respectively.

During the year ended December 31, 2021, in connection with the repayment of convertible notes which contained embedded conversion features, the related derivative liabilities ceased to exist.

During the years ended December 31, 2022 and 2021, the Company recorded a gain of $0 and $136,487, respectively, related to the settlement of convertible debt which contained an embedded conversion feature and was separately bifurcated and classified as a derivative liability. The Company has recorded these gains in the accompanying consolidated statements of operations as a component of gain on settlement of liabilities.

During the years ended December 31, 2022 and 2021, the Company recorded a gain of $0 and $1,469,641, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 8 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021, respectively.

Note 9 – Commitments and Contingencies

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

At December 31, 2022 and 2021, respectively, the Company has no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2022 and 2021, respectively:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Operating Leases	$55,316	$170,962
Interest on lease liabilities	22,718	38,093
Total net lease cost	$78,034	$209,055

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021

Operating leases

Operating lease ROU assets - net	$431,352	$486,668

Operating lease liabilities - current	39,490	49,352
Operating lease liabilities - non-current	399,413	438,903
Total operating lease liabilities	$438,903	$488,255

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$49,352	$145,684

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$515,848

Weighted average remaining lease term (in years)
Operating leases	7.49	8.25

Weighted average discount rate
Operating leases	5%	5%

Future minimum lease payments at December 31:

2023	60,294
2024	61,876
2025	63,460
Thereafter	353,485
Total lease payments	539,115
Less: amount representing interest	(100,212)
Total lease obligations	$438,903

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

In May 2021, the Company and its landlord mutually agreed to terminate the outstanding lease for ECS. The Company had an outstanding ROU liability of $228,752 at the date of termination. There was no gain or loss on lease termination.

Contingencies – Legal Matters

True Wireless and Surge Holdings - Terracom Litigation

Global Reconnect, LLC and Terracom, Inc. v. Jonathan Coffman, Jerry Carroll, True Wireless, & Surge Holdings: In the Chancery Court of Hamilton County, TN, Docket # 20-00058, Filed Jan 21, 2020. On January 21, 2020, a complaint was filed related to a noncompetition dispute. Terracom believes Mr. Coffman and Mr. Carroll are in violation of their non-compete agreements by working for us and True Wireless, Inc. Oklahoma and Tennessee state law does not recognize non-compete agreements and are not usually enforced in the state courts of these states, as such we believe True Wireless has a strong case against Terracom. The matter is entering the discovery process. Both Mr. Carroll and Mr. Coffman are no longer working for True Wireless in sales. Mr. Carroll is off the payroll and Mr. Coffman works for SurgePays, Inc., but not in wireless sales. The complaint requests general damages plus fees and costs for tortious interference with a business relationship in their prayer for relief. They have made no written demand for damages at this point in time. The Company believes this matter is simply an anti-competitive attempt by Terracom to cause distress to True Wireless.  The case was dismissed without prejudice by the Court on December 15, 2022.

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

SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process.  The case was settled and dismissed on January 30, 2023.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions are anticipated in the 2nd and 3rd Q of 2023.

Aliotta and Vasquesz v SurgePays – Litigation

Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs’ allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs’ seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is impossible to estimate the amount or range of potential loss, but similar matters are usually settled for $100,000.00 or less. SurgePays, Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case remains in the pleadings stage.

Demiray v. SurgePays, Inc.

Meral Demiray v Surge Holdings, Inc. a/k/a SurgePays, Inc.: In the United States District Court for the Northern District of Illinois, Case # 22-cv-6591, filed November 23, 2022. Plaintiff filed a claim against SurgePays following her dismissal from her position as an employee of the company. Following negotiations among and between SurgePays, SurgePays’ insurance carrier and the Plaintiff, a settlement has been reached and documentation is currently being drafted for full settlement, release, and dismissal of the claim.

Note 10 – Stockholders’ Equity

Reverse Stock Split

On November 2, 2021, the Company effected a 1 for 50 reverse stock split of all classes of its stock. All share and per share amounts have been retroactively restated to the earliest period presented.

At December 31, 2022, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Series A, Convertible Preferred Stock

-	13,000,000 shares authorized
-	none issued and outstanding
-	Par value - $0.001
-	Voting at 10 votes per share
-	Ranks senior to any other class of preferred stock
-	Dividends - none
-	Liquidation preference – none
-	Rights of redemption - none
-	Conversion into 1/10 of a share of common stock for each share held

In 2022, all Series A, Preferred stockholders, representing 260,000 shares issued and outstanding, agreed to convert their holdings into 1,300,000 shares of common stock. The transaction had a net effect of $0 on stockholders’ equity.

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

In 2021, all Series C, Preferred stockholders, representing 721,598 shares issued and outstanding, agreed to convert their holdings into 3,607,980 shares of common stock. The transaction had a net effect of $0 on stockholders’ equity.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Equity Transactions for the Year Ended December 31, 2022

Stock Issued as Direct Offering Costs

The Company issued 200,000 shares of common stock for services rendered in connection with the listing of our common stock on the Nasdaq Capital Market in 2021. As a result, the Company recorded the par value of the common stock issued with a corresponding charge to additional paid-in capital, resulting in a net effect of $0 to stockholders’ equity.

Stock Issued for Acquisition of Software

The Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 in cash and the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

Exercise of Warrants (Cashless)

The Company issued 147,153 shares of common stock in connection with the cashless exercise of 498,750 warrants. These transactions had a net effect of $0 on stockholders’ equity.

Exercise of Warrants

The Company issued 100 shares of common stock in connection with an exercise of 100 warrants at an exercise price of $4.73 per share for proceeds of $473.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

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

DECEMBER 31, 2022 AND 2021

Stock Issued in Acquisition of Membership Interest in ECS

On January 30, 2020, the Company entered into a Membership Interest Purchase Agreement and Stock Purchase Agreement with ECS Prepaid, ECS, CSLS and the Winfrey’s. Pursuant to the agreements, the Company acquired all the membership interests of ECS Prepaid and all of the issued and outstanding stock of each ECS and CSLS. The agreements provide that the consideration is to be paid by the Company through the issuance of 10,000 shares of the Company’s Common Stock. In addition, the agreements called for 500 shares of Common Stock to be issued to the Winfrey’s on a monthly basis over a 12-month period. During 2021, the Company issued 2,000 shares of common stock in full settlement of the agreements. The shares had a fair value of $17,900 ($8.95/share), based upon the quoted closing trading price. During 2020, the Company issued 5,500 shares.

Stock Options

Stock option transactions for the years ended December 31, 2022 and 2021 are summarized as follows:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining	Aggregate	Grant
	Number of	Exercise	Contractual	Intrinsic	Date
Stock Options	Options	Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2020	17,004	$16.00	6.16	$-	$-
Vested and Exercisable - December 31, 2020	-	$-	-	$-	$-
Unvested and non-exercisable - December 31, 2020	17,004	$16.00	6.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	17,004	$16.00	1.16	$-	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	1.16	$-	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	1.16	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During 2022 and 2021, 3,400 stock options vested each year (6,801 in total), which were held by the Company’s Chief Financial Officer.

Compensation expense recorded for stock-based compensation is as follows for the years ended December 31, 2022 and 2021, was $37,176 and $37,176, respectively.

As of December 31, 2022, compensation cost related to the unvested options not yet recognized was $43,370.

Weighted average period in which compensation will vest (years) 1.16 years. The unvested stock option expense is expected to be recognized through March 2024.

Warrants

Warrant activity for the years ended December 31, 2022 and 2021 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2020	194,317	$32.50	1.52	$-
Vested and Exercisable - December 31, 2020	194,317	$32.50	1.52	$-
Granted	5,935,450	$8.01	-	-
Exercised	(2,133)	$12.50	-	-
Cancelled/Forfeited	(44,650)	$23.49	-	-
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Vested and Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	189,000	$4.73	-
Exercised	(498,850)	$6.49	-
Cancelled/Forfeited	(91,743)	$40.02	-
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Warrant Transactions for the Year Ended December 31, 2022

Warrants Issued as Debt Issue Costs

In connection with $1,700,000 in notes payable (See Note 6), the Company issued 51,000 warrants, which are accounted for as debt issue costs, having a fair value of $115,404. These debt issue costs were amortized in full as of December 31, 2022.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	119% - 120%
Expected dividends	0%
Risk free interest rate	2.45% - 2.80%

Warrants Issued as Interest Expense

A vendor increased the amount of credit the Company had for making purchases. In consideration of the increase, the Company issued 90,000 warrants, which are accounted for as interest expense, having a fair value of $212,608.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	120%
Expected dividends	0%
Risk free interest rate	2.71%

In 2022, the Company extended the due dates of certain notes payable totaling $1,600,000 for an additional 6 months. In consideration for the extension of the maturity date, the Company issued 48,000 warrants, which are accounted for as additional interest expense, having a fair value of $153,186. The Company also determined that these transactions were classified as debt modifications and that extinguishment accounting did not apply.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 years
Expected volatility	116% - 119%
Expected dividends	0%
Risk free interest rate	4.13% - 4.25%

Warrant Transactions for the Year Ended December 31, 2021

During 2021, the Company granted 277,950 warrants to convertible note holders and an additional 137,500 warrants to note holders. These warrants were exercisable upon the grant date, had expiration dates ranging from 3 – 5 years, and exercise prices of $8 - $12/share.

Additionally, in connection with the listing of our common stock on the Nasdaq Capital Market.., 5,290,000 warrants were sold for cash and an additional 230,000 warrants were issued as an underwriters’ discount. The 230,000 warrants are exercisable six (6) months from the grant date in May 2022. See above for additional discussion, including the cashless exercise of these warrants for 68,161 shares of common stock.

In connection with the listing of our common stock on the Nasdaq Capital Market. 433,017 warrants were repriced at a lower exercise price to better reflect the current market offering. No other terms had been modified. As a result, for the year ended December 31, 2021, the Company recorded a warrant modification expense of $74,476 in the accompanying consolidated statements of operations with an offsetting increase to additional paid in capital.

The fair value of these warrants was determined using a Black-Scholes option pricing model with the following inputs:

Expected term (years)	3 - 5
Expected volatility	119% - 146%
Expected dividends	0%
Risk free interest rate	0.07% - 1.15%

Note 11 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated the performance of its operating segments based on revenue and operating loss. All data below is prior to intercompany eliminations.

Segment information for the years ended December 31, 2022 and 2021, are as follows:

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

	For the Years Ended December 31,
	2022	2021

Revenues
Surge Phone and Torch Wireless	$88,351,547	$7,289,239
Surge Blockchain, LLC	112,911	138,106
LogicsIQ, Inc.	16,760,656	17,846,698
Surge Fintech & ECS	16,319,076	24,628,566
True Wireless	-	1,157,980
Surge Pays, Inc.	-	-
Total	$121,544,190	$51,060,589

Cost of revenues
Surge Phone and Torch Wireless	$76,130,286	$6,082,121
Surge Blockchain, LLC	2,517	1,377
LogicsIQ, Inc.	14,975,647	14,715,499
Surge Fintech & ECS	16,966,332	23,785,551
True Wireless	-	306,062
Surge Pays, Inc.	-	-
Total	$108,074,782	$44,890,610

Operating expenses
Surge Phone and Torch Wireless	$299,406	$46,994
Surge Blockchain, LLC	53,571	12,025
LogicsIQ, Inc.	1,460,750	2,425,975
Surge Fintech & ECS	1,327,517	1,389,680
True Wireless	-	615,013
Surge Pays, Inc.	9,694,379	7,672,860
Total	$12,835,623	$12,162,547

Income (loss) from operations
Surge Phone and Torch Wireless	$11,921,855	$1,160,124
Surge Blockchain, LLC	56,823	124,704
LogicsIQ, Inc.	324,259	705,224
Surge Fintech & ECS	(1,974,773)	(546,665)
True Wireless	-	236,905
Surge Pays, Inc.	(9,694,379)	(7,672,860)
Total	$633,785	$(5,992,568)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Segment information for the Company’s assets and liabilities at December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021

Total Assets
Surge Phone and Torch Wireless	$27,239,365	$(161,110)
Surge Blockchain, LLC	(550,782)	(608,188)
LogicsIQ, Inc.	2,500,499	1,284,562
Surge Fintech & ECS	1,906,212	3,870,409
True Wireless	-	-
Surge Pays, Inc.	2,908,212	15,114,529
Total	$34,003,506	$19,500,202

Total Liabilities
Surge Phone and Torch Wireless	$15,484,392	$5,773
Surge Blockchain, LLC	198,197	197,614
LogicsIQ, Inc.	2,619,521	2,056,886
Surge Fintech & ECS	58,919	48,346
True Wireless	-	-
Surge Pays, Inc.	10,524,224	13,640,262
Total	$28,885,253	$15,948,881

Note 12 – Installment Sale Liability

Agreement

In 2022, the Company executed a two-year (2) financing arrangement with Affordable Connectivity Financing (“ACF”, “Seller”) to receive up to $25,000,000 to purchase devices for sale.

This agreement is based upon the Company submitting a purchase order and ACF approving the request. The Company may cancel the purchase order prior to ACF paying for the devices. The agreement may be extended by a period of one (1) year upon mutual consent.

Under the terms of the agreement, ACF is directly purchasing products and reselling to the Company at a markup. At December 31, 2022, the markup was 9.85%. Effective April 1, 2023 and each quarter thereafter, this amount is subject to increase based upon the secured overnight financing rate.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Repayment Period

Each installment sale contract shall be repaid over a period of nine (9) months.

Security

This arrangement is fully secured by all assets of the Company.

Minimum Outstanding Balance

3 month rolling average of 70% of the installment sale credit amount.

Prepayment Penalty

The Company is subject to a cancellation fee of 3% during the first year and 2% during the second year.

Administrative Fee

The Company is required to pay $2,000 per month.

Default Rate

For any unpaid amounts under this agreement, the Company is subject to a fee of 1.35% per month (16.2% annualized).

Commitment Fee

ACF charged a 2% commitment fee on the initial installment sale, and 2% for each incremental increase of $5,000,000 in the installment sale credit amount.

For example, if the initial installment sale credit amount is $15,000,000, the credit availability fee would be $300,000 (2%). Any subsequent increase of $5,000,000 or more would result in an additional fee of $100,000 (2%). Commitment fees are paid over a period of 12 months as part of the Seller’s monthly invoicing.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Covenants

At December 31, 2022, the Company was in compliance with all of the following ratios:

1.	Company adjusted EBITDA,
2.	Total Leverage Ratio,
3.	Fixed Charge Coverage Ratio,
4.	Minimum Subscriber Base; and
5.	Minimum Liquidity

Additionally, the Company is required to provide various data to the vendor on a periodic basis. The Company has not received notice from the vendor regarding any instances of non-compliance.

Lockbox

The Company will maintain a lockbox for the benefit of the Seller.

Accounts Payable and Accrued Expenses

At December 31, 2022 and 2021, the Company has recorded an installment sale liability of $13,018,184 and $0, respectively.

During the years ended December 31, 2022 and 2021, the Company paid fees of $1,499,007 and $0, respectively. These amounts have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

Note 13 – Income Taxes

The Company’s tax expense differs from the “expected” tax expense for the period (computed by applying the blended corporate rate and state tax rates of 26.14% to loss before taxes), are approximately as follows:

	December 31, 2022	December 31, 2021
Federal income tax benefit - 19.64%	$(134,000)	$(2,657,000)
State income tax - 6.5%	(44,000)	(880,000)
Non-deductible items	1,000	(495,000)
Subtotal	(177,000)	(4,032,000)
Change in valuation allowance	177,000	4,032,000
Income tax benefit	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021, respectively, are approximately as follows:

	December 31, 2022	December 31, 2021

Bad debt	$22,000	$6,000
(Gain) loss on investment in Centercom - related party	25,000	48,000
Amortization of ROU Assets	(14,000)	-
Amortization of debt discount	404,000	434,000
Share based payments/option compensation	(84,000)	(47,000)
Change in fair value of derivative liabilities	(321,000)	(321,000)
Other	-	(2,000)
Net operating loss carryforwards	(8,869,000)	(7,824,000)
Total deferred tax assets	(8,837,000)	(7,706,000)
Less: valuation allowance	8,837,000	7,706,000
Net deferred tax asset recorded	$-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

During the year ended December 31, 2022, the valuation allowance increased by approximately $1,131,000. The total valuation allowance results from the Company’s estimate of its uncertainty in being unable to recover its net deferred tax assets.

At December 31, 2022, the Company has federal and state net operating loss carryforwards, which are available to offset future taxable income, of approximately 33,935,000 (approximately $8,869,000 at the blended tax rate). The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely. NOL’s generated prior to December 31, 2017 expire through 2037.

These carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than fifty percentage points over a three- year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted.

If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files corporate income tax returns in the United States and State of Tennessee jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2022 and 2021, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 14 - Subsequent Events

Employment Agreements

The Company is currently finalizing amendments to the terms of its executive employment agreements with its Chief Executive Officer and Chief Financial Officer. Both agreements have been approved by the Board of Directors. These agreements are expected to be completed during the second quarter of 2023.

Securities and Incentive Plan

In March 2023, the Company’s shareholders approved the 2022 Plan (the “Plan”) initially approved, authorized and adopted by the Board of Directors in August 2022.

The Plan provides for the following:

1.	3,500,000 shares of common stock
2.	An annual increase on the first day of each calendar year beginning January 1, 2023 and ending on January 31, 2031 equal to the lesser of:

a.	10% of the common stock outstanding on the final day of the immediately preceding calendar year, or
b.	Such smaller amount of common stock as determined by the Board of Directors.

3.	The shares may be issued as follows to directors, officers, employees and consultants:

a.	Distribution equivalent rights
b.	Incentive share options
c.	Non-qualified share options
d.	Performance unit awards
e.	Restricted share awards
f.	Restricted share unit awards
g.	Share appreciation rights
h.	Tandem share appreciation rights
i.	Unrestricted share awards

See Schedule 14A Information filed with the US Securities and Exchange Commission on January 19, 2023 for a complete detail of the Plan.

Stock Issued For Services

The Company issued 20,000 shares of common stock for services rendered, having a fair value of $119,200 ($5.96/share), based upon the quoted closing trading price.

