Form 10-Q
period 2023-03-31
SurgePays, Inc.
filed 2023-05-11
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2023 was 14,161,855 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)

Assets

Current Assets
Cash	$8,862,085	$7,035,654
Accounts receivable - net	9,659,552	9,230,365
Inventory	15,521,969	11,186,242
Prepaids	169,952	111,524
Total Current Assets	34,213,558	27,563,785

Property and equipment - net	572,991	643,373

Other Assets
Note receivable	176,851	176,851
Intangibles - net	2,616,601	2,779,977
Internal use software development costs - net	511,959	387,180
Goodwill	1,666,782	1,666,782
Investment in CenterCom	387,235	354,206
Operating lease - right of use asset - net	420,665	431,352
Total Other Assets	5,780,093	5,796,348

Total Assets	$40,566,642	$34,003,506

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$7,202,711	$5,784,374
Accounts payable and accrued expenses - related party	405,948	1,728,721
Installment sale liability	15,044,897	13,018,184
Deferred revenue	713,321	243,110
Operating lease liability	40,384	39,490
Notes payable - related parties	1,108,150	1,108,150
Notes payable	1,131,564	1,542,033
Total Current Liabilities	25,646,975	23,464,062

Long Term Liabilities
Note payable	53,135	53,134
Notes payable - related parties	4,026,413	4,493,798
Notes payable - SBA government	470,378	474,846
Operating lease liability	388,971	399,413
Total Long Term Liabilities	4,938,897	5,421,191

Total Liabilities	30,585,872	28,885,253

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 14,176,914 and 14,116,832 shares issued and outstanding, respectively	14,177	14,117
Additional paid-in capital	41,097,399	40,780,707
Accumulated deficit	(31,257,765)	(35,804,106)
Stockholders’ equity	9,853,811	4,990,718
Non-controlling interest	126,959	127,535
Total Stockholders’ Equity	9,980,770	5,118,253

Total Liabilities and Stockholders’ Equity	$40,566,642	$34,003,506

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$34,776,443	$21,141,372

Costs and expenses
Cost of revenue	27,081,960	18,507,741
General and administrative expenses	2,989,421	3,683,782
Total costs and expenses	30,071,381	22,191,523

Income (loss) from operations	4,705,062	(1,050,151)

Other income (expense)
Interest expense	(192,326)	(169,645)
Gain (loss) on investment in CenterCom	33,029	(25,183)
Total other income (expense) - net	(159,297)	(194,828)

Net income (loss) including non-controlling interest	4,545,765	(1,244,979)

Non-controlling interest	(576)	(32,645)

Net income (loss) available to common stockholders	$4,546,341	$(1,212,334)

Earnings (loss) per share - attributable to common stockholders
Basic	$0.32	$(0.10)
Diluted	$0.31	$(0.10)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	14,131,276	12,063,834
Diluted	14,535,222	12,063,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2022

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2022	-	$-	-	$-	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

Stock issued for services	-	-	-	-	60,082	60	307,398	-	-	307,458

Recognition of stock based compensation - stock options	-	-	-	-	-	-	9,294	-	-	9,294

Non-controlling interest	-	-	-	-	-	-	-	-	(576)	(576)

Net income	-	-	-	-	-	-	-	4,546,341	-	4,546,341

March 31, 2023	-	$-	-	$-	14,176,914	$14,177	$41,097,399	$(31,257,765)	$126,959	$9,980,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating activities
Net income (loss) - including non-controlling interest	$4,545,765	$(1,244,979)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization	233,758	171,068
Amortization of right-of-use assets	10,687	23,952
Amortization of internal use software development costs	32,265	-
Recognition of share based compensation	316,752	9,294
(Gain) loss on equity method investment - CenterCom	(33,029)	25,183
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(429,187)	(2,394,231)
Inventory	(4,335,727)	1,283,767
Prepaids	(58,428)	(239,400)
Increase (decrease) in
Accounts payable and accrued expenses	1,418,337	(957,443)
Accounts payable and accrued expenses - related party	(1,322,773)	(20,187)
Installment sale liability - net	2,026,713	-
Deferred revenue	470,211	41,450
Operating lease liability	(9,548)	(22,030)
Net cash provided by (used in) operating activities	2,865,796	(3,323,556)

Investing activities
Purchase of property and equipment	-	(11,401)
Capitalized internal use software development costs	(157,044)	-
Net cash used in investing activities	(157,044)	(11,401)

Financing activities
Repayments of notes payable - related party	(467,385)	-
Proceeds from notes payable	-	500,000
Repayments on notes payable	(410,468)	-
Repayments on notes payable - SBA government	(4,468)	(5,613)
Net cash provided by (used in) financing activities	(882,321)	494,387

Net increase (decrease) in cash	1,826,431	(2,840,570)

Cash - beginning of period	7,035,654	6,283,496

Cash - end of period	$8,862,085	$3,442,926

Supplemental disclosure of cash flow information
Cash paid for interest	$100,074	$8,552
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$-	$38,953

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name		Incorporation Date	State of Incorporation
SurgePays, Inc.		August 18, 2006	Tennessee
KSIX Media, Inc.		November 5, 2014	Nevada
KSIX, LLC		September 14, 2011	Nevada
Surge Blockchain, LLC		January 29, 2009	Nevada
Injury Survey, LLC		July 28, 2020	Nevada
DigitizeIQ, LLC		July 23, 2014	Illinois
LogicsIQ, Inc.		October 2, 2018	Nevada
Surge Payments, LLC		December 17, 2018	Nevada
Surgephone Wireless, LLC		August 29, 2019	Nevada
SurgePays Fintech, Inc.		August 22, 2019	Nevada
ECS Prepaid, LLC		June 9, 2009	Missouri
Central States Legal Services, Inc.		August 1, 2003	Missouri
Electronic Check Services, Inc.		May 19, 1999	Missouri
Torch Wireless	*	January 29, 2019	Wyoming

*	Effective January 1, 2022, the Company acquired Torch Wireless

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2023, the Company had:

●	Net income available to common stockholders of $4,546,341; and
●	Net cash provided by operations was $2,865,796

Additionally, at March 31, 2023, the Company had:

●	Accumulated deficit of $31,257,765
●	Stockholders’ equity of $9,980,770; and
●	Working capital of $8,556,583

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $8,862,085 at March 31, 2023.

The Company has historically incurred significant losses and has not, prior to 2023, previously demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will continue to be achieved, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

MARCH 31, 2023

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

Torch is a provider of subsidized mobile broadband services to consumers qualifying under the federal guidelines of the U.S. Federal Communication Commission’s Affordable Connectivity Program (“ACP”). The ACP provides the Company with up to a $100 reimbursement for the cost of each tablet device distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

With the purchase of Torch, the Company has approval to offer subsidized mobile broadband in all fifty states.

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

At the time of acquisition, Torch had nominal revenues and losses. As a result, and given the immaterial nature of this acquisition, the Company elected not to present any pro-forma financial information during the year ended December 31, 2022.

In addition, the Company was required to pay the Sellers monthly residual payments for customers enrolled by the Company through December 31, 2022 of either $2 or $3 per customer (depending on the category of customer).

For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $0 and $57,770, respectively, related to the residual payments. All expenses are included as a component of cost of goods sold.

This transaction did not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of Torch was not deemed to be significant at any level under SEC Regulation S-X 3.05 and did not require the presentation of any additional historical audits.

For financial reporting purposes, Torch has been consolidated into the Company’s consolidated statements of financial position, results of operations, and cash flows.

At March 31, 2023 and December 31, 2022 goodwill was $1,666,782 and $1,666,782, respectively.

There were no impairment losses for the three months ended March 31, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note Receivable (Sale of Former Subsidiary)

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc.

In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive twenty-five (25) payments of principal and accrued interest totaling $7,461 commencing in June 2023.

Payments are scheduled as follows:

For the Year Ended December 31,

2023 (9 months)	$52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

Business Segments and Concentrations

The Company uses the “management approach” to identify its reportable segments. The management approach requires companies to report segment financial information consistent with information used by management for making operating decisions and assessing performance as the basis for identifying the Company’s reportable segments. The Company manages its business as multiple reportable segments. See Note 10 regarding segment disclosure.

The SurgePhone and Torch Wireless business segment made up approximately 82% and 66% of total consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC.

Accounts receivable related to these programs made up 98% and 96% of accounts receivable at March 31, 2023 and December 31, 2022, respectively.

Customers in the United States accounted for 100% of our revenues. We do not have any property or equipment outside of the United States.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Significant estimates during the three months ended March 31, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

MARCH 31, 2023

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

The three tiers are defined as follows:

●	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 – Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and
●	Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At March 31, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

MARCH 31, 2023

(UNAUDITED)

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At March 31, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2023 and December 31, 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $17,525 at March 31, 2023 and December 31, 2022, respectively.

There was no bad debt expense for the three months ended March 31, 2023 and 2022, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

There were no provisions for inventory obsoleteness periods ended March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, the Company had inventory of $15,521,969 and $11,186,242, respectively.

Of the total inventory balance at March 31, 2023, $2,306,850 represented inventory paid for in the first quarter of 2023 which was in-transit and received in the second quarter of 2023.

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

There were no impairment losses for the periods ended March 31, 2023 and December 31, 2022, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Management reviews the carrying value of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

There were no impairment losses for the three months ended March 31, 2023 and 2022, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

For each of our revenue streams we only have a single performance obligation.

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

LogicsIQ

LogicsIQ is an enterprise software development company providing marketing business intelligence (“BI”), plaintiff generation and case load management solutions for law firms representing plaintiffs in Mass Tort legal cases. Revenues are earned from our lead generation, retained services offerings and call center activities through CenterCom.

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

Effective February 1, 2023, LogicsIQ started offering call center services to existing clients. These services are similar in nature to the services CenterCom offers LogicsIQ. The total revenue from these services for the three months ended March 31, 2023 was $427,786.

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

At March 31, 2023 and December 31, 2022, the Company had deferred revenue of $713,321 and $243,110, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Surge Phone and Torch Wireless	$28,659,384	82.41%	$14,048,031	66.45%
Surge Blockchain, LLC	11,868	0.03%	29,829	0.14%
LogicsIQ, Inc.	3,170,845	9.12%	2,293,072	10.85%
Surge Fintech & ECS	2,934,346	8.44%	4,770,440	22.56%
Total Revenues	$34,776,443	100%	$21,141,372	100%

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

For the three months ended March 31, 2023, the Company generated net income. The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which is currently being evaluated for applicability in offsetting the current taxable net income. The Company believes the current net operating loss carryforward is in excess of any amounts of income tax that may be due. At March 31, 2023, the Company has an income tax liability of $0.

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

Anthony N. Nuzzo, a former director and officer and the holder of approximately 10% of our voting equity, had a controlling interest in CenterCom Global. During 2022, Mr. Nuzzo passed away. See Form 8-K filed on March 24, 2022.

The strategic partnership with CenterCom as a bilingual operations hub has powered our growth and revenue. CenterCom has been built to support the infrastructure required to rapidly scale in synergy and efficiency to support our sales growth, customer service and development.

We account for this investment under the equity method. Investments accounted for under the equity method are recorded based upon the amount of our investment and adjusted each period for our share of the investee’s income or loss. All investments are reviewed for changes in circumstance or the occurrence of events that suggest an other than temporary event where our investment may not be recoverable. The financial information used to account for the investment is unaudited.

At March 31, 2023 and December 31, 2022, our investment in CenterCom was $387,235 and $354,206, respectively.

During the three months ended March 31, 2023 and 2022, we recognized a gain of $33,029 and a loss of $25,183, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $32,336 and $86,637 in marketing and advertising costs during the three months ended March 31, 2023 and 2022, respectively.

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

MARCH 31, 2023

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

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares may consist of contingently issuable shares, common stock issuable upon the conversion of stock options and warrants (using the treasury stock method), and convertible notes. These common stock equivalents may be dilutive in the future. In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of March 31, 2023 and 2022 were as follows:

	March 31, 2023	March 31, 2022
Warrants	5,681,392	5,852,127
Stock options	11,903	6,801
Series A, convertible preferred stock	-	26,000
Total common stock equivalents	5,693,295	5,884,928

Warrants and stock options included as commons stock equivalents represent those that are vested and exercisable. See Note 9.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Based on the potential common stock equivalents noted above at March 31, 2023 and 2022, respectively, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2023.

The Company had a net loss in 2022, as a result, basic and diluted earnings per share for the three months ended March 31, 2022 were the same.

March 31, 2023

Numerator
Net income	$4,546,341

Denominator
Weighted average shares outstanding - basic	14,131,276
Effect of dilutive securities (warrants)	403,946
Weighted average shares outstanding - diluted	14,535,222

Earnings per share - basic	$0.32
Earnings per share - diluted	$0.31

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

During the three months ended March 31, 2023 and 2022, the Company incurred expenses with related parties in the normal course of business totaling $491,589 and $2,426,090, respectively, as follows;

Related Party	March 31, 2023	March 31, 2022
321 Communications, Inc. (3)	$-	$1,910,745
Carddawg Investments, Inc. (1)	491,589	15,372
CenterCom USA, Inc. (2)	-	487,578
National Relief Telecom (3)	-	12,395
Total	$491,589	$2,426,090

(1)	represents an affiliate of our Chief Executive Officer.

(2)	Anthony N. Nuzzo, a former director and officer had a controlling interest in entity, passed away in 2022.

(3)	Jay Jones, a former director has controlling interest in entity, resigned as a director in 2022.

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

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 3 – Property and Equipment

Property and equipment consisted of the following:

Type	March 31, 2023	December 31, 2022	Estimated Useful Lives (Years)

Computer equipment and software	$1,006,286	$1,006,286	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	1,089,038
Less: accumulated depreciation/amortization	516,047	445,665
Property and equipment - net	$572,991	$643,373

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 as well as the issuance of 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $70,382 and $7,691, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

Type	March 31, 2023	December 31, 2022	Estimated Useful Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(3,136,919)	(2,973,543)
Intangibles - net	$2,616,601	$2,779,977

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Amortization expense for the three months ended March 31, 2023 and 2022 was $163,376 and $163,376, respectively.

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Year Ended December 31:

2023 (9 Months)	490,130
2024	653,507
2025	653,507
2026	653,507
2027	165,950
Total	$2,616,601

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

Type	March 31, 2023	December 31, 2022	Estimated Useful Life (Years)

Internal Use Software Development Costs	$544,224	$387,180	3
Less: accumulated amortization	32,265	-
Internal Use Software Development Costs - net	$511,959	$387,180

Management has determined that all costs incurred in 2022 related to internal use software development costs related to the application and infrastructure development stage which were completed at December 31, 2022. Amortization of these costs began in 2023.

Additional costs of $157,044 were incurred in 2023, which will be amortized over their estimated useful life of three (3) years once the application and infrastructure development stage is completed.

For the three months ended March 31, 2023 and 2022, amortization of internal use software development costs was $32,265 and $0, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Estimated amortization expense is as follows for the years ended December 31:

2023 (9 Months)	96,795
2024	181,408
2025	181,408
2026	52,348
Total	$511,959

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at March 31, 2023 and December 31, 2022, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA	Total

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

Balance - December 31, 2021	$126,418	$150,000	$336,600	$518,167	$1,131,185
Forgiveness of loan	-	-	-	(518,167)	(518,167)	1
Repayments	-	(4,078)	(7,676)	-	(11,754)
Reclassification to note payable	(126,418)	-	-	-	(126,418)	2
Balance - December 31, 2022	-	145,922	328,924	-	474,846
Repayments	-	(1,383)	(3,085)	-	(4,468)
Balance - March 31, 2023	$-	$144,539	$325,839	$-	$470,378

1	-During 2022, the Company received a forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2	-During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations. In March 2022, the Company refinanced the balance with a third-party bank and the maturity date was extended to March 2025. Monthly payments are $3,566/month. See additional disclosure as part of notes payable summary Note 6.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Notes Payable – Related Parties

	1	2
	Note Payable	Note Payable
Terms	Related Party	Related Party	Total

Issuance dates of notes	Various	August 2021
Maturity date	December 31, 2023 and December 31, 2024	August 2031
Interest rate	10%	10%
Collateral	Unsecured	Unsecured
Conversion price	N/A	N/A
Balance - December 31, 2021	$5,593,431	$467,385	6,060,816
Conversion of debt into common stock	(1,086,413)	-	(1,086,413)
Reclass of accrued interest to note payable	627,545	-	627,545
Balance - December 31, 2022	5,134,563	467,385	5,601,948
Less: short term	1,108,150	-	1,108,150
Long term	$4,026,413	$467,385	$4,493,798

Balance - December 31, 2022	$5,134,563	$467,385	$5,601,948
Repayments	-	(467,385)	(467,385)
Balance - March 31, 2023	5,134,563	-	5,134,563
Less: short term	1,108,150	-	1,108,150
Long term	$4,026,413	$-	$4,026,413

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox). Of the total, $1,108,150 is due December 31, 2023 and $4,026,413 is due December 31, 2024.

In 2022, the Company included $627,545 of accrued interest into the note balance. In 2022, the Company issued 270,745 shares of common stock at $4.01/share to settle $1,086,413 of debt principal. As a result of the debt conversion with a related party, accordingly gains/losses are not recognized, however, the Company increased stockholders’ equity for $1,086,413.

2	Activity is with David May, who is a Board Member. The note of $467,385 and related accrued interest of $63,641 (aggregate $531,026) was repaid in 2023.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Notes Payable

	1	2	3	4
Terms	Notes Payable	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	April/June 2022	March 2022	2022
Maturity date	October/November 2022	January/February 2023	March 2023	2025
Interest rate	19%	24%	19%	1%
Default interest rate	26%	N/A	26%	0%
Collateral	Unsecured	All assets	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	N/A	15,000	N/A

Balance - December 31, 2021	$-	$-	$-	$-	$-
Gross proceeds	1,200,000	5,000,000	500,000	-	6,700,000
Reclassification from SBA - PPP note payable	-	-	-	126,418	126,418
Repayments	(100,000)	(5,000,000)	(100,000)	(31,251)	(5,231,251)
Debt issue costs	(76,451)	-	(38,953)	-	(115,404)
Amortization of debt issue costs	76,451	-	38,953	-	115,404
Balance - December 31, 2022	1,100,000	-	400,000	95,167	1,595,167
Repayments	-	-	(400,000)	(10,468)	(410,468)
Balance - March 31, 2023	$1,100,000	$-	$-	$84,699	$1,184,699

1	- These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

2	- The Company executed a $5,000,000, secured, revolving promissory note with a third party. The Company may draw down on the note at 80% of eligible accounts receivable. The note was repaid in full in November 2022. See below regarding secured revolving debt.

3	- These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and were amortized over the life of the debt. Additionally, in 2022, the Company issued an additional 12,000, three (3) year warrants, which were treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In 2023, the Company repaid $400,000 in notes and related accrued interest of $36,204 (aggregate $436,204). In October 2022, the Company repaid $100,000.

4	- See Notes Payable – SBA Government Note Summary 1.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Note Payable	Total

2023 (9 Months)	$1,108,150	$-	$1,131,564	$2,239,714
2024	4,026,413	-	42,455	4,068,868
2025	-	-	10,680	10,680
2026	-	-	-	-
2027	-	-	-	-
Thereafter	-	470,378	-	470,378
Total	$5,134,563	$470,378	$1,184,699	$6,789,640

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, respectively.

Note 8 – Commitments and Contingencies

Operating Leases

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

MARCH 31, 2023

(UNAUDITED)

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

At March 31, 2023 and December 31, 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2023 and 2022, respectively:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Operating Leases	$10,687	$23,952
Interest on lease liabilities	5,385	5,868
Total net lease cost	$16,072	$29,820

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022

Operating leases

Operating lease ROU assets - net	$420,665	$431,352

Operating lease liabilities - current	40,384	39,490
Operating lease liabilities - non-current	388,971	399,413
Total operating lease liabilities	$429,355	$438,903

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$9,548	$22,030

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$-

Weighted average remaining lease term (in years)
Operating leases	7.25	8.24

Weighted average discount rate
Operating leases	5%	5%

Future minimum lease payments for the years ended December 31:

2023 (9 Months)	45,361
2024	61,876
2025	63,460
Thereafter	349,178
Total lease payments	519,875
Less: amount representing interest	(90,520)
Total lease obligations	$429,355

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process. The case was settled and dismissed in 2023 for $60,000, which has been recorded as a component of general and administrative expenses.

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions are anticipated in the 2nd and 3rd Q of 2023.

Aliotta and Vasquesz v SurgePays – Litigation

Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is impossible to estimate the amount or range of potential loss, but similar matters are usually settled for $100,000 or less. SurgePays Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case remains in the pleadings stage.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Demiray v. SurgePays, Inc.

Meral Demiray v Surge Holdings, Inc. a/k/a SurgePays, Inc.: In the United States District Court for the Northern District of Illinois, Case # 22-cv-6591, filed November 23, 2022. Plaintiff filed a claim against SurgePays following her dismissal from her position as an employee of the company. Following negotiations among and between SurgePays, SurgePays’ insurance carrier and the Plaintiff, a settlement has been reached and documentation is currently being drafted for full settlement, release, and dismissal of the claim. The case was settled and dismissed in 2023 for $7,500, which has been recorded as a component of general and administrative expenses.

Note 9 – Stockholders’ Equity

At March 31, 2023, the Company had one (1) class of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

In 2022, all Series A Preferred stockholders, representing 260,000 shares issued and outstanding, agreed to convert their holdings into 1,300,000 shares of common stock. The transaction had a net effect of $0 on stockholders’ equity.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

See Schedule 14A Information filed with the US Securities and Exchange Commission on January 19, 2023 for a complete detail of the Plan.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Equity Transactions for the Three Months Ended March 31, 2023

Stock Issued for Services

The Company issued 60,082 shares of common stock for services rendered, having a fair value of 307,458 ($4.49 - $5.96/share), based upon the quoted closing trading price.

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

Exercise of Warrants

The Company issued 100 shares of common stock in connection with an exercise of 473 warrants for $473.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Stock Options

Stock option transactions for the three months ended March 31, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Aggregate	Grant
Stock Options	Options	Exercise Price	Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - March 31, 2023	17,004	$16.00	3.92	$-
Vested and Exercisable - March 31, 2023	11,902	$16.00	3.92	$-
Unvested and non-exercisable - March 31, 2023	5,101	$16.00	3.92	$-

During 2023 and 2022, 5,101 and 3,401 stock options vested each year, respectively, were held by the Company’s Chief Financial Officer.

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $9,294 and $9,294, respectively.

As of March 31, 2023, compensation cost related to the unvested options not yet recognized was $34,076.

Weighted average period in which compensation will vest (years) 0.92 years. The unvested stock option expense is expected to be recognized through March 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Warrants

Warrant activity for the three months ended March 31, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
Warrants	Warrants	Exercise Price	Contractual Term (Years)	Intrinsic Value
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Vested and Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	189,000	$4.73	-
Exercised	(498,850)	$6.49	-
Cancelled/Forfeited	(91,743)	$40.02	-
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	-	$-
Granted	-	$-	-
Exercised	-	$-	-
Cancelled/Forfeited	(5,286)	$34.28	-
Outstanding - March 31, 2023	5,676,106	$5.03	1.61	$-
Vested and Exercisable - March 31, 2023	5,676,106	$5.03	1.61	$-
Unvested and non-exercisable - March 31, 2023	-	$-	-	$-

Warrant Transactions for the Year Ended December 31, 2022

Warrants Issued as Debt Issue Costs

In connection with $1,700,000 in notes payable to non-related parties (see Note 6), the Company issued 51,000 warrants, which are accounted for as debt issue costs, having a fair value of $115,404. These debt issue costs were amortized in full as of December 31, 2022.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Segment information for the Company’s operations for the three months ended March 31, 2023 and 2022, are as follows:

	For the Three Months Ended March 31,
	2023	2022

Revenues
Surge Phone and Torch Wireless	$28,659,384	$14,048,031
Surge Blockchain, LLC	11,868	29,829
LogicsIQ, Inc.	3,170,845	2,293,072
Surge Fintech & ECS	2,934,346	4,770,440
Total	$34,776,443	$21,141,372

Cost of revenues
Surge Phone and Torch Wireless	$21,311,859	$11,879,002
Surge Blockchain, LLC	500	-
LogicsIQ, Inc.	2,877,988	2,000,420
Surge Fintech & ECS	2,891,613	4,628,319
Total	$27,081,960	$18,507,741

Operating expenses
Surge Phone and Torch Wireless	$49,476	$62,326
Surge Blockchain, LLC	300	369
LogicsIQ, Inc.	288,393	659,894
Surge Fintech & ECS	325,677	342,124
Surge Pays, Inc.	2,325,575	2,619,069
Total	$2,989,421	$3,683,782

Income (loss) from operations
Surge Phone and Torch Wireless	$7,298,049	$2,106,703
Surge Blockchain, LLC	11,068	29,460
LogicsIQ, Inc.	4,464	(367,242)
Surge Fintech & ECS	(282,943)	(200,003)
Surge Pays, Inc.	(2,325,576)	(2,619,069)
Total	$4,705,062	$(1,050,151)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Segment information for the Company’s assets and liabilities at March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023	December 31, 2022

Total Assets
Surge Phone and Torch Wireless	$37,423,959	$27,239,365
Surge Blockchain, LLC	(539,319)	(550,782)
LogicsIQ, Inc.	2,405,735	2,500,499
Surge Fintech & ECS	1,610,273	1,906,212
Surge Pays, Inc.	(334,006)	2,908,212
Total	$40,566,642	$34,003,506

Total Liabilities
Surge Phone and Torch Wireless	$18,370,938	$15,484,392
Surge Blockchain, LLC	198,197	198,197
LogicsIQ, Inc.	2,528,427	2,619,521
Surge Fintech & ECS	45,927	58,919
Surge Pays, Inc.	9,442,383	10,524,224
Total	$30,585,872	$28,885,253

Note 11 – Installment Sale Liability

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

MARCH 31, 2023

(UNAUDITED)

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

Covenants

At March 31, 2023 and December 31, 2022, respectively, the Company was in compliance with all of the following ratios:

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

Installment Sale Liability

At March 31, 2023 and December 31, 2022, the Company recorded an installment sale liability of $15,044,897 and $13,018,184, respectively, which is included in the accompanying consolidated balance sheets.

During the three months ended March 31, 2023 and 2022, the Company paid fees of $131,000 and $0, respectively. These amounts have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2023 and 2022 and for the three months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

COMPARISON OF THREE MONTHS ENDED March 31, 2023 AND 2022

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Revenues during the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Revenue	$34,776,443	$21,141,372
Cost of revenue (exclusive of depreciation and amortization)	(27,081,960)	(18,507,741)
General and administrative	(2,989,421)	(3,683,782)
Income (Loss) from operations	$4,705,062	$(1,050,151)

Revenue increased overall by $13,635,071 (65%) from the three months ended March 31, 2022 to the three months ended March 31, 2023. The breakout was as follows:

	For the Three Months Ended March 31,
	2023	2022

Revenues
Surge Phone and Torch Wireless	$28,659,384	$14,048,031
Surge Blockchain, LLC	11,068	29,829
LogicsIQ, Inc.	3,170,845	2,293,072
Surge Fintech & ECS	2,934,346	4,770,440
Total	$34,776,.443	$21,141,372

SurgePhone and Torch Wireless revenues (as detailed in Notes 2 and 11 of the financial statements) increased by $14,611,353 related to the additional revenue stream generated by the increase in subscribers to over 250,000 at the end of March 31, 2023 from over 75,000 at the end of March 31, 2022 for the Emergency Broadband Benefit and Affordable Connectivity programs (the “ACP”) started in August of 2021. LogicsIQ revenues increased by $877,773 related to the Camp Lejeune litigation we are delivering retained cases on. The overall case count went from 1,115 in the three months ended March 31, 2022 to 1,793 in the three months ended March 31, 2023. Surge Fintech (ECS) revenues decreased by $1,836,094 due to the shifting of customers to the ACP program from wireless prepaid services at our stores.

We expect revenues to grow for each segment of the Company in future periods, specifically our subscriber base and active store count.

	For the Three Months Ended March 31,
	2023	2022
Income (loss) from operations
Surge Phone and Torch Wireless	$7,298,049	$2,106,633
Surge Blockchain, LLC	11,068	29,460
LogicsIQ, Inc.	4,464	(367,242)
Surge Fintech & ECS	(282,943)	(199,933)
Surge Pays, Inc.	(2,325,576)	(2,619,069)
Total	$4,705,062	$(1,051,151)

Operations income improved overall by $5,756,213 from the three months ended March 31, 2022 to the three months ended March 31, 2023, primarily as a result of an increase in operating profit of $5,194,902 in SurgePhone and Torch Wireless, an increase in operating profit of $371,706 in LogicsIQ, and a decrease in operating profit of $83,010 in Surge Fintech. Most of these changes are related to the change in revenue for each stream. Overall margins remained consistent for both three-month periods ended March 31, 2022 and 2023.

Cost of Revenue, Gross Profit and Gross Margin

	For the Three Months Ended March 31,
	2023	2022
Cost of Revenue
Surge Phone and Torch Wireless	$21,311,859	$11,879,072
Surge Blockchain, LLC	500	-
LogicsIQ, Inc.	2,877,988	2,000,420
Surge Fintech & ECS	2,891,613	4,628,249
Total	$27,081,960	$18,507,741

Cost of revenue for services primarily consists of tablet, phone and SIM cards and associated freight, shipping and handling costs, marketing services, data plan expenses, royalties, and out-sourced call center expenses.

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases and depending on our subscriber base and store count.

Gross profit is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and our cost structure for manufacturing operations relative to volume. Our gross profit in future periods will vary based upon our revenue stream mix and may increase based upon our distribution channels.

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

General and administrative during the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Depreciation and amortization	$266,023	$171,068
Selling, general and administration	2,723,398	3,512,714
Total	$2,989,421	$3,683,782

The increase in depreciation and amortization costs for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is the result of amortizing internal-use software development costs capitalized in 2022 associated with software enhancements to our various software platforms continuing in 2023. There were no such costs incurred in the first quarter of 2022.

Selling, general and administrative expenses during the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Contractors and consultants	$549,634	$552,089
Professional services	301,058	163,791
Compensation	854,018	1,728,482
Computer and internet	158,561	93,999
Advertising and marketing	32,336	86,637
Insurance	321,266	436,739
Other	506,525	450,977
Total	$2,723,398	$3,512,714

Selling, general and administrative costs (S, G & A) decreased by $789,318 (22%). The changes are discussed below:

●	Contractors and consultants expense decreased by $2,455 or less than 1% from $552,089 in the three months ended March 31, 2022 to $549,634 in the three months ended March 31, 2023.

●	Professional services increased $137,267 in the three months ended March 31, 2023 primarily due to an increase in legal fees of $163,054. Legal proceedings are the main reason for the higher spending on professional services in 2023.

●	Compensation decreased from $1,728,482 in the three months ended March 31, 2022 to $854,018 in the three months ended March 31, 2023 primarily as a result of one-time bonuses paid to various management personnel in 2022.

●	Computer and internet costs increased by 69% to $158,561 in the three months March 31, 2023 from $93,999 in the three months ended March 31, 2022. The increase is primarily due to the acquisition of ShockWave CRM™.

●	Advertising and marketing costs decreased to $32,336 in the three months ended March 31, 2023 from $86,637 in the three months ended March 31, 2022 primarily due to one-time investor relation expenses in 2022 (these expenses included a one-time issuance of shares of common stock to an affiliate of MZ Group, an investor relations firm with whom we have worked since January 2022).

●	Insurance expense decreased to $321,266 in the three months ended March 31, 2023 from $436,739 in the three months ended March 31, 2022 primarily as a result of lower premiums related to Directors and Officers coverage.

●	Other costs increased to $506,523 in the three months ended March 31, 2023 from $450,977 in the three months ended March 31, 2022.

Other (expense) income during the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
Interest, net	$(192,326)	$(169,645)
Gain (loss) on equity investment in Centercom	33,029	(25,183)
Total other (expense) income	$(159,297)	$(194,828)

Interest expense increased to $192,326 in the three months ended March 31, 2023 from $169,645 in the three months ended March 31, 2022.

The equity investment in Centercom increased by $33,029 in the three months ended March 31, 2023 compared to a decrease of $25,183 in the three months ended March 31, 2022.

Equity Transactions for the Three Months Ended March 31, 2023

Stock Issued for Services

The Company issued 60,082 shares of common stock for services rendered, having a fair value of 307,458 ($4.49 - $5.96/share), based upon the quoted closing trading price.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated the performance of its operating segments based on revenues and operating income (loss). Segment information for the three months ended March 31, 2023 and 2022, are as follows:

	For the Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Revenues
SurgePhone & Torch Wireless	$28,659,384	$14,048,031
Surge Blockchain	11,868	29,829
LogicsIQ	3,170,845	2,293,072
Surge Fintech & ECS	2,934,346	4,770,440
Total	$34,776,443	$21,141,372

Cost of revenues (exclusive of depreciation and amortization)
SurgePhone & Torch Wireless	$21,311,859	$11,879,072
Surge Blockchain	500	-
LogicsIQ	2,877,988	2,000,420
Surge Fintech & ECS	2,891,613	4,628,249
Total	$27,081,960	$18,507,741

Operating expenses
SurgePhone & Torch Wireless	$49,476	$62,326
Surge Blockchain	300	369
LogicsIQ	288,393	659,894
Surge Fintech & ECS	325,677	342,124
SurgePays	2,325,575	2,619,069
Total	$2,989,421	$3,683,782

Operating income (loss)
SurgePhone & Torch Wireless	$7,298,049	$2,106,633
Surge Blockchain	11,463	29,460
LogicsIQ	4,464	(367,242)
Surge Fintech & ECS	(282,943)	(199,933)
SurgePays	(2,325,575)	(2,619,069)
Total	$4,705,062	$(1,050,151)

Segment information for the Company’s assets and liabilities at March 31, 2023 and December 31, 2022, are as follows:

Total Assets	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
SurgePhone & Torch Wireless	$37,423,959	$27,239,365
Surge Blockchain	(539,319)	(550,782)
LogicsIQ	2,405,735	2,500,499
Surge Fintech & ECS	1,610,273	1,906,212
SurgePays	(334,006)	2,908,212
Total	$40,566,642	$34,003,506

Total Liabilities
SurgePhone & Torch Wireless	$18,370,938	$15,484,392
Surge Blockchain	198,197	198,197
LogicsIQ	2,528,427	2,619,521
Surge Fintech & ECS	45,927	58,919
SurgePays	9,442,383	10,524,224
Total	$30,585,872	$28,885,253

SurgePhone Wireless and Torch Wireless

The Affordable Connectivity Program (ACP) revenue for the three months ended March 31,2023 increased by $14,611,353 as compared to the three months ended March 31, 2022. The increase was a result of being newly licensed to provide the Emergency Broadband Benefit (“EBB”) program and Affordable Connectivity Program (“ACP”). Cost of revenues for the three months ended March 31,2023, increased by $9,432,787 from the same period ended March 31, 2022, as a result of the purchases of devices ($6,225,402), data usage expenses ($7,725,095) and marketing services paid of ($5,518,680) for the ACP program. The operating income increased from an operating income of $2,106,633 as of the three months ended March 31,2022, to operating income of $7,298,049 as of three months ended March 31,2023.

Surge Blockchain

The revenue for the three months ended March 31, 2023 decreased by $17,961 compared to the three months March 31, 2022. The operating income for the three months ended March 31, 2023 decreased by $17,997 compared to the same period in 2022.

LogicsIQ

The revenue for the three months ended March 31, 2023 increased by $877,773 compared to the three months ended March 31, 2022. The revenue changed due to the maturity curve of the various litigation cases as older litigation (Roundup) slowed down and newer litigation (Camp Lejeune) is sourced. Operating income increased by $371,706 for comparable periods of 2023 to 2022. LogicsIQ ended with an operating income of $4,464 for the three months ended March 31, 2023 compared to an operating loss of $367,242 for the same period in 2022.

Surge Fintech and ECS

The revenue for the three months ended March 31, 2023 was $2,934,346 compared to $4,770,440 for the same period in 2022. The decrease of 39% was a continuing result of the residual impact of COVID-19 and the shifting of customers to the ACP program from wireless prepaid services at our stores.

Overall

The overall increase in revenue of $13,635,071 from 2022 to 2023 for the three months ended March 31, can be attributable to opening of some new markets and the continued growth of subscribers with the Affordable Connectivity Program (ACP) program. The net operating loss improved by $5,755,213 from three months ended March 31, 2022 to the three months ended March 31, 2023.

LIQUIDITY and CAPITAL RESOURCES

At March 31, 2023 and December 31, 2022, our current assets were $34,213,558 and $27,563,785, respectively, and our current liabilities were $25,646,975 and $23,464,062, respectively, which resulted in a working capital surplus of $8,556,583 and of $4,099,723, respectively. The increase in current assets is a result of expansion of the Affordable Connectivity Program, whereby inventory increased by $4,335,727 for tablets and phones and accounts receivable increased by $429,187.

Total assets at March 31, 2023 and December 31, 2022 amounted to $40,566,642 and $34,003,506, respectively. The increase in total assets is a result of the expansion of the Affordable Connectivity Program, whereby inventory increased by $4,335,727 for tablets and phones and accounts receivable increased by $429,187. Total assets increased by $6,563,136 from December 31, 2022 to March 31, 2023. At March 31, 2023, assets consisted of current assets of $34,213,558, net property and equipment of $572,991, net intangible assets of $2,616,601, goodwill of $1,666,782, equity investment in Centercom of $387,235, note receivable of $176,851, internal use software of $511,959, and operating lease right of use asset of $420,665 compared to current assets of $27,563,785, net property and equipment of $643,373, net intangible assets of $2,779,977, goodwill of $1,666,782, equity investment in Centercom of $354,206, note receivable of $176,851, internal use software of $387,180, and operating lease right of use asset of $431,352 at December 31, 2022.

At March 31, 2023, our total liabilities were $30,585,872. This $1,700,619 increase from $28,885,253 at December 31, 2022 was related to the installment sales liability increase of $2,026,713 related to inventory purchases for the Affordable Connectivity Program.

At March 31, 2023, our total stockholders’ surplus was $9,980,770 as compared to $5,118,253 at December 31, 2022.

We expect the positive operating income results for the three months ended March 31, 2023 will continue to be positive for each reporting period of 2023. The gross margin for the three months ended March 31, 2023 was approximately 22% compared to the three months ended March 31, 2022 of approximately 12%. Revenue streams are expected to increase quarter over quarter in 2023.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2023 and 2022.

	2023	2022

Net cash provided by or (used in) operating activities	$2,865,796	$(3,323,556)
Net cash used in investing activities	(157,044)	(11,401)
Net cash provided by financing activities	(882,321)	494,387
Net change in cash and cash equivalents	$1,826,431	$(2,840,570)

As a result of net positive cash provided by operating activities at March 31, 2023, the cash increased in the period ended March 31, 2023 by $2,865,796, compared to cash used in operations of $3,323,556 in the period ended March 31, 2022.

At March 31, 2023, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 6 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 6 to the Consolidated Financial Statements.

Related party transactions - See Note 2 to the Consolidated Financial Statements for additional discussion.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (average cost). For items manufactured by third parties, cost is determined using the weighted average cost method (WAC). We write-down inventory when it has been determined that conditions exist that may not allow the inventory to be sold for at the intended price or the inventory is determined to be obsolete based on assumption about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of goods sold. We evaluate inventory at least annually and at other times during the year. We have incurred and may in the future incur charges to write-down inventory.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of March 31, 2023, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

The following is a summary of threatened, pending, asserted or un-asserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since December 31, 2021.

(1)	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. Case is in discovery. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary.

(2)	On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleged breach of contract and prayed for damages of approximately $73,000.00, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process. The case was settled and a settlement agreement entered into on January 30, 2023. The following payments were made pursuant to the settlement agreement: February 3, 2023 for $5,000, February 15, 2023 for $25,000 and March 15, 2023 for $30,000. The payments under the settlement agreement have been completed. Entry of a dismissal order is pending on the Court’s docket.

(3)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions are anticipated in the second and third quarters of 2023.

(4)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is impossible to estimate the amount or range of potential loss, but similar matters are usually settled for $100,000.00 or less. SurgePays, Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case remains in the pleadings stage.

(5)	Meral Demiray v Surge Holdings, Inc. a/k/a SurgePays, Inc.: In the United States District Court for the Northern District of Illinois, Case # 22-cv-6591, filed November 23, 2022. Plaintiff filed a claim against SurgePays following her dismissal from her position as an employee of the company. Following negotiations among and between SurgePays, SurgePays’ insurance carrier and the Plaintiff, a settlement has been reached and has been completed and the case was dismissed by Stipulation of the Parties.

(6)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counter-claim against SurgePays.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2023, the Company issued 60,082 shares of common stock for services rendered, having a fair value of 307,458 ($4.49 - $5.96/share), based upon the quoted closing trading price. The shares were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.
Date: May 11, 2023
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

