Form 10-Q
period 2023-06-30
SurgePays, Inc.
filed 2023-08-10
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2023 was 14,223,202 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$5,188,098	$7,035,654
Accounts receivable - net	10,289,379	9,230,365
Inventory	18,086,916	11,186,242
Prepaids	167,655	111,524
Total Current Assets	33,732,048	27,563,785

Property and equipment - net	502,607	643,373

Other Assets
Note receivable	176,851	176,851
Intangibles - net	2,453,224	2,779,977
Internal use software development costs - net	603,954	387,180
Goodwill	1,666,782	1,666,782
Investment in CenterCom	397,948	354,206
Operating lease - right of use asset - net	409,858	431,352
Total Other Assets	5,708,617	5,796,348

Total Assets	$39,943,272	$34,003,506

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$5,423,313	$5,784,374
Accounts payable and accrued expenses - related party	467,899	1,728,721
Installment sale liability	11,349,440	13,018,184
Deferred revenue	43,200	243,110
Operating lease liability	41,290	39,490
Notes payable - related parties	1,108,150	1,108,150
Notes payable	42,243	1,542,033
Total Current Liabilities	18,475,535	23,464,062

Long Term Liabilities
Note payable	31,970	53,134
Notes payable - related parties	4,026,413	4,493,798
Notes payable - SBA government	465,633	474,846
Operating lease liability	378,284	399,413
Total Long Term Liabilities	4,902,300	5,421,191

Total Liabilities	23,377,835	28,885,253

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 14,234,655 and 14,116,832 shares issued and outstanding, respectively	14,286	14,117
Additional paid-in capital	41,625,010	40,780,707
Accumulated deficit	(25,291,773)	(35,804,106)
Stockholders’ equity	16,347,523	4,990,718
Non-controlling interest	217,914	127,535
Total Stockholders’ Equity	16,565,437	5,118,253

Total Liabilities and Stockholders’ Equity	$39,943,272	$34,003,506

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$35,886,433	$28,005,144	$70,662,876	$49,146,515

Costs and expenses
Cost of revenue	25,860,705	25,814,153	52,942,665	44,321,894
General and administrative expenses	3,823,227	3,038,529	6,812,648	6,722,310
Total costs and expenses	29,683,932	28,852,682	59,755,313	51,044,204

Income (loss) from operations	6,202,501	(847,538)	10,907,563	(1,897,689)

Other income (expense)
Interest expense	(156,267)	(566,999)	(348,593)	(736,644)
Gain (loss) on investment in CenterCom	10,713	35,519	43,742	10,336
Amortization of debt discount	-	(37,068)	-	(37,068)
Gain on forgiveness of PPP loan - government	-	524,143	-	524,143
Total other income (expense) - net	(145,554)	(44,405)	(304,851)	(239,233)

Net income (loss) including non-controlling interest	6,056,947	(891,943)	10,602,712	(2,136,922)

Non-controlling interest	90,955	81,094	90,379	48,449

Net income (loss) available to common stockholders	$5,965,992	$(973,037)	$10,512,333	$(2,185,371)

Earnings (loss) per share - attributable to common stockholders
Basic	$0.42	$(0.08)	$0.74	$(0.18)
Diluted	$0.40	$(0.08)	$0.71	$(0.18)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	14,191,083	12,268,669	14,154,163	12,166,817
Diluted	15,076,466	12,268,669	14,811,785	12,166,817

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2022	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

Stock issued for services	60,082	60	307,398	-	-	307,458

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Non-controlling interest	-	-	-	-	(576)	(576)

Net income	-	-	-	4,546,341	-	4,546,341

March 31, 2023	14,176,914	14,177	41,097,399	(31,257,765)	126,959	9,980,770

Stock issued for services	64,927	65	311,121	-	-	311,186

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Exercise of warrants for cash	43,814	44	207,196	-	-	207,240

Non-controlling interest	-	-	-	-	90,955	90,955

Net income	-	-	-	5,965,992	-	5,965,992

June 30, 2023	14,285,655	$14,286	$41,625,010	$(25,291,773)	$217,914	$16,565,437

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

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

Operating activities
Net income (loss) - including non-controlling interest	$10,602,712	$(2,136,922)
Adjustments to reconcile net income (loss) to net cash used in operations
Depreciation and amortization	467,519	362,629
Amortization of right-of-use assets	21,494	34,294
Amortization of debt discount/debt issue costs	-	37,068
Amortization of internal use software development costs	64,530	-
Stock issued for services	618,644	-
Recognition of share based compensation - related party	18,588	18,588
Warrants issued for interest expense	-	212,608
(Gain) loss on equity method investment - CenterCom	(43,742)	(10,336)
Gain on forgiveness of PPP loan	-	(524,143)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(1,059,014)	(5,072,918)
Inventory	(6,900,674)	(1,316,445)
Prepaids	(56,131)	(44,054)
Increase (decrease) in
Accounts payable and accrued expenses	(1,351,218)	4,696,158
Accounts payable and accrued expenses - related party	(270,665)	795,098
Installment sale liability - net	(1,668,744)	-
Deferred revenue	(199,910)	(168,750)
Operating lease liability	(19,329)	(30,948)
Net cash provided by (used in) operating activities	224,060	(3,148,073)

Investing activities
Purchase of property and equipment	-	(11,401)
Capitalized internal use software development costs	(281,304)	-
Purchase of software	-	(300,000)
Acquisition of Torch, Inc.	-	(800,000)
Net cash used in investing activities	(281,304)	(1,111,401)

Financing activities
Proceeds from exercise of common stock warrants	207,240	-
Repayments of notes payable - related party	(467,385)	-
Proceeds from notes payable	-	6,700,000
Repayments on notes payable	(1,520,954)	-
Repayments on notes payable - SBA government	(9,213)	(19,496)
Net cash provided by financing activities	(1,790,312)	6,680,504

Net increase (decrease) in cash	(1,847,556)	2,421,030

Cash - beginning of period	7,035,654	6,283,496

Cash - end of period	$5,188,098	$8,704,526

Supplemental disclosure of cash flow information
Cash paid for interest	$209,840	$195,950
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$-	$115,404
Stock issued to acquire software	$-	$411,400

The accompanying notes are an integral part of these consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name	Incorporation Date	State of Incorporation
SurgePays, Inc.	August 18, 2006	Nevada
KSIX Media, Inc.	November 5, 2014	Nevada
KSIX, LLC	September 14, 2011	Nevada
Surge Blockchain, LLC	January 29, 2009	Nevada
Injury Survey, LLC	July 28, 2020	Nevada
DigitizeIQ, LLC	July 23, 2014	Illinois
LogicsIQ, Inc.	October 2, 2018	Nevada
Surge Payments, LLC	December 17, 2018	Nevada
SurgePhone Wireless, LLC	August 29, 2019	Nevada
SurgePays Fintech, Inc.	August 22, 2019	Nevada
ECS Prepaid, LLC	June 9, 2009	Missouri
Central States Legal Services, Inc.	August 1, 2003	Missouri
Electronic Check Services, Inc.	May 19, 1999	Missouri
Torch Wireless	January 29, 2019	Wyoming

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the six months June 30, 2023, the Company had:

●	Net income available to common stockholders of $10,512,333; and
●	Net cash provided by operations was $224,060

Additionally, at June 30, 2023, the Company had:

●	Accumulated deficit of $25,291,773
●	Stockholders’ equity of $16,565,437; and
●	Working capital of $15,256,513

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $5,188,098 at June 30, 2023.

The Company has historically incurred significant losses and has not, prior to 2023, previously demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will continue to be, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended June 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

JUNE 30, 2023

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

With the purchase of Torch, the Company offers subsidized mobile broadband in all fifty (50) states.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

For the six months ended June 30, 2023 and 2022, the Company incurred expenses of $0 and $321,243, respectively, related to the residual payments. All expenses are included as a component of cost of goods sold.

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

At June 30, 2023 and December 31, 2022 goodwill was $1,666,782, respectively.

There were no impairment losses for the six months ended June 30, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Payments are scheduled as follows:

For the Year Ended December 31,

2023 (6 months)	$52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

As of June 30, 2023, the Company believes the note is collectible.

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due. As of July 28, 2023, SurgePays, Inc. has declared the Promissory Note in default and will exercise its remedies through legal proceedings.

See Note 8 regarding contingencies – legal matters.

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

The SurgePhone and Torch Wireless business segment made up approximately 83% and 69% of total consolidated revenues for the six months ended June 30, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 98% and 96% of accounts receivable at June 30, 2023 and December 31, 2022, respectively.

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

Significant estimates during the six months ended June 30, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At June 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

At June 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2023 and December 31, 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $17,525 at June 30, 2023 and December 31, 2022, respectively.

There was bad debt expense of $0 for the three and six months ended June 30, 2023 and 2022, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

There were no provisions for inventory obsolescence for the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023 and December 31, 2022, the Company had inventory of $18,086,916 and $11,186,242, respectively.

Of the total inventory balance at June 30, 2023, $677,118 represented inventory paid for in the second quarter of 2023 which was in-transit and received in the third quarter of 2023.

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

There were no impairment losses for the six months ended June 30, 2023 and 2022, respectively.

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

There were no impairment losses for the three and six months ended June 30, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

JUNE 30, 2023

(UNAUDITED)

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

See Note 8 regarding operating leases.

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Surge Phone Wireless (SPW) and Torch Wireless

SPW and Torch Wireless are licensed to provide subsidized mobile broadband services through the ACP to qualifying low-income customers to all fifty states. Revenues are recognized when an ACP application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

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

LogicsIQ

LogicsIQ, Inc. is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. Revenues are earned from our lead generation retained services offerings and call center activities through CenterCom.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Effective February 1, 2023, LogicsIQ started offering call center services to existing clients. These services are similar in nature to the services CenterCom offers LogicsIQ. The total revenue from these services for the three and six months ended June 30, 2023 was $443,244 and $871,030, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

At June 30, 2023 and December 31, 2022, the Company had deferred revenue of $43,200 and $243,110, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Surge Phone and Torch Wireless	$58,874,214	83.32%	$34,116,686	69.42%
Surge Blockchain, LLC	21,301	0.03%	47,671	0.10%
LogicsIQ, Inc.	5,962,430	8.44%	5,925,016	12.06%
Surge Fintech & ECS	5,804,931	8.21%	9,057,142	18.43%
Total Revenues	$70,662,876	100%	$49,146,515	100%

Cost of Revenues

Cost of revenues consists of purchased telecom services including data usage and access to wireless networks. Additionally, prepaid phone cards, commissions, and advertising costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended June 30, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

For the three and six months ended June 30, 2023, the Company generated net income. The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which is currently being evaluated for applicability in offsetting the current taxable net income. The Company believes the current net operating loss carryforward is in excess of any amounts of income tax that may be due. At June 30, 2023, the Company has an estimated income tax liability of $0.

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

At June 30, 2023 and December 31, 2022, our investment in CenterCom was $397,948 and $354,206, respectively.

During the three months ended June 30, 2023 and 2022, we recognized a gain of $10,713 and $35,519, respectively.

During the six months ended June 30, 2023 and 2022, we recognized a gain of $43,742 and $10,336, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $16,528 and $52,524 in marketing and advertising costs during the three months ended June 30, 2023 and 2022, respectively.

The Company recognized $48,864 and $136,006 in marketing and advertising costs during the six months ended June 30, 2023 and 2022, respectively.

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

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options.

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

JUNE 30, 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The following potentially dilutive equity securities outstanding as of June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Warrants	5,622,292	5,852,127
Stock options	11,902	6,801
Series A, convertible preferred stock	-	26,000
Total common stock equivalents	5,634,194	5,884,928

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at June 30, 2023, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023. The Company had a net loss in 2022, as a result, basic and diluted earnings per share for the three and six months ended June 30, 2022 were the same.

	3 Months Ended	6 Months Ended
	June 30, 2023	June 30, 2023

Numerator
Net income	$5,965,992	$10,512,333

Denominator
Weighted average shares outstanding - basic	14,191,083	14,154,163
Effect of dilutive securities (warrants)	885,383	657,622
Weighted average shares outstanding - diluted	15,076,466	14,811,785

Earnings per share - basic	$0.42	$0.74
Earnings per share - diluted	$0.40	$0.71

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

During the six months ended June 30, 2023 and 2022, the Company incurred expenses with related parties in the normal course of business totaling $83,178 and $6,574,076, respectively, as follows:

Related Parties		June 30, 2023	June 30, 2022
321 Communications, Inc.	3	$-	$5,869,444
Carddawg Investments, Inc.	1	83,178	30,744
CenterCom USA, Inc.	2	-	487,578
National Relief Telecom	3	-	186,310
Total		$83,178	$6,574,076

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

2	- represents an entity controlled by a former officer and director (Anthony Nuzzo), who passed away in 2022.

3	- represents an entity controlled by a former director (Jay Jones), who resigned in 2022.

From time to time, the Company may use credit cards to pay corporate expenses, these credit cards are in the names of certain of the Company’s officers and directors. These amounts are insignificant.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

In March 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (“TDRs”) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	June 30, 2023	December 31, 2022	Lives (Years)

Computer equipment and software	$1,006,286	$1,006,286	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	1,089,038
Less: accumulated depreciation/amortization	586,431	445,665
Property and equipment - net	$502,607	$643,373

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 as well as the issuance of 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $70,383 and $28,184, respectively.

Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $140,766 and $35,875, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	June 30, 2023	December 31, 2022	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(3,300,296)	(2,973,543)
Intangibles - net	$2,453,224	$2,779,977

Amortization expense for the three months ended June 30, 2023 and 2022 was $163,377 and $163,377, respectively.

Amortization expense for the six months ended June 30, 2023 and 2022 was $326,753 and $326,753, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Year Ended December 31:

2023 (6 Months)	326,753
2024	653,507
2025	653,507
2026	653,507
2027	165,950
Total	$2,453,224

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

			Estimated Useful
Type	June 30, 2023	December 31, 2022	Life (Years)

Internal Use Software Development Costs	$668,484	$387,180	3
Less: accumulated amortization	64,530	-
Internal Use Software Development Costs - net	$603,954	$387,180

Costs incurred for Internal Use Software Development Costs

Additional costs of $281,304 were incurred in 2023, which will be amortized over their estimated useful life of three (3) years once the application and infrastructure development stage is completed.

Amortization of Software Development Costs

Management determined that all costs incurred in 2022 related to internal use software development costs related to the application and infrastructure development stage which were completed at December 31, 2022. Amortization of these costs began in 2023.

Management has determined that all costs incurred in 2023 related to internal use software development costs related to the application and infrastructure development stage will be completed as of December 31, 2023. Amortization of these costs will begin in 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

For the three months ended June 30, 2023 and 2022, amortization of internal use software development costs was $32,265 and $0, respectively.

For the six months ended June 30, 2023 and 2022, amortization of internal use software development costs was $64,530 and $0, respectively.

Estimated amortization expense is as follows for the years ended December 31:

2023 (6 Months)	64,530
2024	222,828
2025	222,828
2026	93,768
Total	$603,954

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at June 30, 2023 and December 31, 2022, respectively:

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

JUNE 30, 2023

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

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA	Total

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

Balance - December 31, 2021	$126,418	$150,000	$336,600	$518,167	$1,131,185
Forgiveness of loan	-	-	-	(518,167)	(518,167	) 1
Repayments	-	(4,078)	(7,676)	-	(11,754)
Reclassification to note payable	(126,418)	-	-	-	(126,418	) 2
Balance - December 31, 2022	-	145,922	328,924	-	474,846
Repayments	-	(2,223)	(6,990)	-	(9,213)
Balance - June 30, 2023	$-	$143,699	$321,934	$-	$465,633

1	– During 2022, the Company received a forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2	– During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations. In March 2022, the Company refinanced the balance with a third-party bank and the maturity date was extended to March 2025. Monthly payments are $3,566/month. See additional disclosure as part of notes payable summary Note 6.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Notes Payable – Related Parties

	1	2
	Note Payable	Note Payable
Terms	Related Party	Related Party	Total

Issuance dates of notes	Various	August 2021
Maturity date	December 31, 2023 and December 31, 2024	August 2031
Interest rate	10%	10%
Collateral	Unsecured	Unsecured
Conversion price	N/A	N/A

Balance - December 31, 2021	$5,593,431	$467,385	6,060,816
Conversion of debt into common stock	(1,086,413)	-	(1,086,413)
Reclass of accrued interest to note payable	627,545	-	627,545
Balance - December 31, 2022	5,134,563	467,385	5,601,948
Less: short term	1,108,150	-	1,108,150
Long term	$4,026,413	$467,385	$4,493,798

Balance - December 31, 2022	$5,134,563	$467,385	$5,601,948
Repayments	-	(467,385)	(467,385)
Balance - June 30, 2023	5,134,563	-	5,134,563
Less: short term	1,108,150	-	1,108,150
Long term	$4,026,413	$-	$4,026,413

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox). Of the total, $1,108,150 is due December 31, 2023 and $4,026,413 is due December 31, 2024.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Notes Payable

	1	2	3	4
Terms	Notes Payable	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	April/June 2022	March 2022	2022
Maturity date	October/November 2022	January/February 2023	March 2023	2025
Interest rate	19%	24%	19%	1%
Default interest rate	26%	N/A	26%	0%
Collateral	Unsecured	All assets	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	N/A	15,000	N/A

Balance - December 31, 2021	$-	$-	$-	$-	$-
Gross proceeds	1,200,000	5,000,000	500,000	-	6,700,000
Reclassification from SBA - PPP note payable	-	-	-	126,418	126,418
Repayments	(100,000)	(5,000,000)	(100,000)	(31,251)	(5,231,251)
Debt issue costs	(76,451)	-	(38,953)	-	(115,404)
Amortization of debt issue costs	76,451	-	38, 953	-	115,404
Balance - December 31, 2022	1,100,000	-	400,000	95,167	1,595,167
Repayments	(1,100,000)	-	(400,000)	(20,954)	(1,520,954)
Balance - June 30, 2023	$-	$-	$-	$74,213	$74,213

1	- These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt. These notes were fully repaid in 2023.

2	- The Company executed a $5,000,000, secured, revolving promissory note with a third party. The Company may draw down on the note at 80% of eligible accounts receivable. The note was repaid in full in November 2022. See below regarding secured revolving debt.

3	- These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and were amortized over the life of the debt. Additionally, in 2022, the Company issued an additional 12,000, three (3) year warrants, which were treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In 2023, the Company repaid $400,000 in notes and related accrued interest of $36,204 (aggregate $436,204). In October 2022, the Company repaid $100,000. The balance of $400,000 in these notes were repaid in full in 2023.

4	– See Notes Payable – SBA Government Note Summary 1.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Note Payable	Total

2023 (6 Months)	$1,108,150	$-	$21,078	$1,129,228
2024	4,026,413	-	42,455	4,068,868
2025	-	-	10,680	10,680
2026	-	-	-	-
2027	-	-	-	-
Thereafter	-	465,633	-	465,633
Total	$5,134,563	$465,633	$74,213	$5,674,409

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, respectively.

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

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2023 and 2022, respectively:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
Operating Leases	$21,494	$34,294
Interest on lease liabilities	10,648	11,598
Total net lease cost	$32,142	$45,892

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022

Operating leases

Operating lease ROU assets - net	$409,858	$431,352

Operating lease liabilities - current	41,290	39,490
Operating lease liabilities - non-current	378,284	399,413
Total operating lease liabilities	$419,574	$438,903

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$19,329	$30,948

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$-

Weighted average remaining lease term (in years)
Operating leases	7.00	7.99

Weighted average discount rate
Operating leases	5%	5%

Future minimum lease payments for the years ended December 31:

2023 (6 Months)	32,412
2024	61,876
2025	63,460
Thereafter	347,083
Total lease payments	504,831
Less: amount representing interest	(85,257)
Total lease obligations	$419,574

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Employment Agreements (Chief Executive Officer, Chief Financial Officer, and Chief Administrative Officer)

The Company is currently finalizing amendments to the terms of its executive employment agreements with its Chief Executive Officer, Chief Financial Officer, and Chief Administrative Officer. These agreements are expected to be completed during the fourth quarter of 2023.

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

Surge Holdings – Juno Litigation

Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. Case is in discovery. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary. The case remains on the docket and has no court dates set at this time.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000, plus fees, costs, and interest. Litigation counsel is managing the motion practice and discovery process. The case was settled and dismissed in January 2023 for $60,000, which has been recorded as a component of general and administrative expenses.

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery continues and depositions are anticipated to begin in the third quarter of 2023.

Aliotta and Vasquesz v SurgePays – Litigation

Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is impossible to estimate the amount or range of potential loss, but similar matters are usually settled for $100,000 or less. SurgePays Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case has begun written discovery and depositions are expected later this year.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Demiray v. SurgePays, Inc.

Meral Demiray v Surge Holdings, Inc. a/k/a SurgePays, Inc.: In the United States District Court for the Northern District of Illinois, Case # 22-cv-6591, filed November 23, 2022. Plaintiff filed a claim against SurgePays following her dismissal from her position as an employee of the Company. Following negotiations among and between SurgePays, SurgePays’ insurance carrier and the Plaintiff, a settlement has been reached and documentation is currently being drafted for full settlement, release, and dismissal of the claim. The case was settled and dismissed in March 2023 for $7,500, which has been recorded as a component of general and administrative expenses.

SurgePays – Mike Fina Litigation

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

Note 9 – Stockholders’ Equity

At June 30, 2023, the Company had one (1) class of stock:

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

JUNE 30, 2023

(UNAUDITED)

Securities and Incentive Plan

In March 2023, the Company’s shareholders approved the 2022 Plan (the “Plan”) initially approved, authorized and adopted by the Board of Directors in August 2022.

The Plan provides for the following:

1.	3,500,000 shares of common stock
2.	An annual increase on the first day of each calendar year beginning January 1, 2023 and ending on January 31, 2031 equal to the lesser of:

a.	10% of the common stock outstanding on the final day of the immediately preceding calendar year, or
b.	Such smaller amount of common stock as determined by the Board of Directors.

3.	The shares may be issued as follows to directors, officers, employees, and consultants:

a.	Distribution equivalent rights
b.	Incentive share options
c.	Non-qualified share options
d.	Performance unit awards
e.	Restricted share awards
f.	Restricted share unit awards
g.	Share appreciation rights
h.	Tandem share appreciation rights
i.	Unrestricted share awards

See the proxy statement filed with the SEC on January 19, 2023 for a complete detail of the Plan.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Equity Transactions for the Six Months Ended June 30, 2023

Stock Issued for Services

The Company issued 125,009 shares of common stock for services rendered, having a fair value of $618,644 ($4.19 - $9.40/share), based upon the quoted closing trading price.

Exercise of Warrants

The Company issued 43,814 shares of common stock in connection with an exercise of $4.73 warrants for $207,240.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Stock Options

Stock option transactions for the six months ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining		Grant
		Average	Contractual	Aggregate	Date
	Number of	Exercise	Term	Intrinsic	Fair
Stock Options	Options	Price	(Years)	Value	Value
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - June 30, 2023	17,004	$16.00	3.67	$-
Vested and Exercisable - June 30, 2023	11,902	$16.00	3.67	$-
Unvested and non-exercisable - June 30, 2023	5,101	$16.00	3.67	$-

During 2023 and 2022, 5,101 and 3,401 stock options vested each year, respectively, were held by the Company’s Chief Financial Officer.

Stock-based compensation expense for the three months ended June 30, 2023 and 2022 was $9,294 and $9,294, respectively.

Stock-based compensation expense for the six months ended June 30, 2023 and 2022 was $18,588 and $18,588, respectively.

As of June 30, 2023, compensation cost related to the unvested options not yet recognized was $24,783.

Weighted average period in which compensation will vest (years) 0.67 years. The unvested stock option expense is expected to be recognized through March 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Warrants

Warrant activity for the three months ended June 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Vested and Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	189,000	$4.73	-
Exercised	(498,850)	$6.49	-
Cancelled/Forfeited	(91,743)	$40.02	-
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	-	$-
Granted	-	$-	-
Exercised	(43,814)	$4.73	-
Cancelled/Forfeited	(15,286)	$24.94	-
Outstanding - June 30, 2023	5,622,292	$5.00	1.36	$12,718,101
Vested and Exercisable - June 30, 2023	5,622,292	$5.00	1.36	$12,718,101
Unvested and non-exercisable - June 30, 2023	-	$-	-	$-

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

JUNE 30, 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Note 10 – Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. All data below is prior to intercompany eliminations.

Segment information for the Company’s operations for the three and six months ended June 30, 2023 and 2022, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Surge Phone and Torch Wireless	$30,214,830	$20,068,656	$58,874,214	$34,116,686
Surge Blockchain, LLC	9,433	17,842	21,301	47,671
LogicsIQ, Inc.	2,791,585	3,631,943	5,962,430	5,925,016
Surge Fintech & ECS	2,870,585	4,286,703	5,804,931	9,057,142
Total	$35,886,433	$28,005,144	$70,662,876	$49,146,515

Cost of revenues
Surge Phone and Torch Wireless	$21,127,883	$18,659,046	$42,440,138	$30,538,048
Surge Blockchain, LLC	45	1,500	150	1,500
LogicsIQ, Inc.	1,932,731	2,763,592	4,810,719	4,764,012
Surge Fintech & ECS	2,800,046	4,390,015	5,691,658	9,018,334
Total	$25,860,705	$25,814,153	$52,942,665	$44,321,894

Operating expenses
Surge Phone and Torch Wireless	$113,296	$68,564	$162,772	$130,889
Surge Blockchain, LLC	2,627	52,601	2,927	52,971
LogicsIQ, Inc.	280,290	348,303	568,683	1,008,197
Surge Fintech & ECS	344,114	300,195	669,791	642,319
SurgePays, Inc.	3,082,900	2,268,866	5,408,475	4,887,934
Total	$3,823,227	$3,038,529	$6,812,648	$6,722,310

Income (loss) from operations
Surge Phone and Torch Wireless	$8,973,651	$1,341,046	$16,271,304	$3,447,749
Surge Blockchain, LLC	6,761	(36,259)	18,224	(6,800)
LogicsIQ, Inc.	578,564	520,048	583,028	152,807
Surge Fintech & ECS	(273,575)	(403,507)	(556,518)	(603,511)
SurgePays, Inc.	(3,082,900)	(2,268,866)	(5,408,475)	(4,887,934)
Total	$6,202,501	$(847,538)	$10,907,563	$(1,897,689)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Segment information for the Company’s assets and liabilities at June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023	December 31, 2022

Total Assets
Surge Phone and Torch Wireless	$40,793,701	$27,239,365
Surge Blockchain, LLC	(532,558)	(550,782)
LogicsIQ, Inc.	2,092,814	2,500,499
Surge Fintech & ECS	1,342,290	1,906,212
SurgePays, Inc.	(3,752,975)	2,908,212
Total	$39,943,272	$34,003,506

Total Liabilities
Surge Phone and Torch Wireless	$12,767,029	$15,484,392
Surge Blockchain, LLC	198,198	198,197
LogicsIQ, Inc.	1,635,834	2,619,521
Surge Fintech & ECS	51,518	58,919
SurgePays, Inc.	8,725,256	10,524,224
Total	$23,377,835	$28,885,253

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Covenants

At June 30, 2023 and December 31, 2022, respectively, the Company was in compliance with all of the following ratios:

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

Installment Sale Liability

At June 30, 2023 and December 31, 2022, the Company has recorded an installment sale liability of $11,349,440 and $13,018,184, respectively, which is included in the accompanying consolidated balance sheets.

During the three and six months ended June 30, 2023, the Company paid fees of $135,500 and $266,500, respectively. These amounts have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

Note 12 – Subsequent Events

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due. As of July 28, 2023, SurgePays, Inc. has declared the Promissory Note in default and will exercise its remedies through legal proceedings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2023 and 2022 and for the three months and six months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

About SurgePays, Inc.

SurgePays, Inc. (“SurgePays”, “we” the “Company”) was incorporated in Nevada on August 18, 2006, and is a financial technology and telecom company focused on providing these essential services to the underbanked community. The Company’s wireless subsidiaries, SurgePhone Wireless and Torch Wireless, provide mobile broadband, voice and SMS text messaging to both subsidized and direct retail prepaid customers. The Company’s blockchain fintech platform utilizes a suite of financial and prepaid products to convert corner stores into tech-hubs for underbanked neighborhoods.

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

ShockWave CRM™

SurgePays acquired the Software as a Service (SaaS) Customer Relationship Management (CRM) and Billing System software platform “MVNO Cloud Services” on June 7, 2022. Payment for the software consisted of $300,000 in cash, of which $100,000 was paid in June 2022, and the remaining $200,000 in July 2022. Additionally, the Company issued 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price. SurgePays has rebranded the software as ShockWave CRM.

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

LogicsIQ, Inc.

LogicsIQ, Inc. is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. LogicsIQ’s CRM “Intake Logics” facilitates the entire life cycle of converting a lead into a signed retainer client integrated into the law firms case management software. Our proven strategy of delivering cost-effective retained cases to our attorney and law firm clients means those clients are better able to manage their media and advertising budgets and reach targeted audiences more quickly and effectively when utilizing our proprietary data driven analytics dashboards. Our ability to deliver transparent results through our integrated Business Intelligence (B.I.) dashboards has bolstered our reputation as an industry leader in the mass tort client acquisition field.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2023 AND 2022

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Revenues during the three months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022

Revenue	$35,886,433	$28,005,144
Cost of revenue (exclusive of depreciation and amortization)	(25,860,705)	(25,814,153)
General and administrative	(3,823,227)	(3,038,529)
Income (loss) from operations	$6,202,501	$(847,538)

Revenue increased overall by $7,881,289 (28.1%) from the three months ended June 30, 2022 to the three months ended June 30, 2023. The breakout was as follows:

	For the Three Months Ended June 30,
	2023	2022

Revenues:
Surge Phone and Torch Wireless	$30,214,830	$20,068,656
Surge Blockchain, LLC	9,433	17,842
LogicsIQ, Inc.	2,791,585	3,631,943
Surge Fintech & ECS	2,870,585	4,286,703
Total	$35,886,433	$28,005,144

SurgePhone and Torch Wireless revenues (as detailed in Notes 2 and 11 of the financial statements) increased by $10,146,174 related to the additional revenue stream generated by the increase in subscribers to over 275,000 at the end of June 30, 2023 from over 130,000 at the end of June 30, 2022 for the ACP replacing the Emergency Broadband Benefit Program started in August of 2021. LogicsIQ revenues decreased by $840,358 related to the slowing of Camp Lejeune litigation cases requested by our clients. The overall case count went from 1,115 in the three months ended June 30, 2022 to 1,792 in the three months ended June 30, 2023. Surge Fintech (ECS) revenues decreased by $1,416,118 due to the shifting of customers to the ACP from wireless prepaid services at our stores.

We expect revenues to grow for each segment of the Company in future periods, specifically our subscriber base and active store count.

	For the Three Months Ended June 30,
	2023	2022
Income (loss) from operations:
Surge Phone and Torch Wireless	$8,973,651	$1,341,046
Surge Blockchain, LLC	6,761	(36,259)
LogicsIQ, Inc.	578,564	520,048
Surge Fintech & ECS	(273,575)	(403,507)
SurgePays, Inc.	(3,082,900)	(2,268,866)
Total	$6,202,501	$(847,538)

Operations income improved overall by $7,050,039 from the three months ended June 30, 2022 to the three months ended June 30, 2023, primarily as a result of an increase in operating profit of $7,632,605 in SurgePhone and Torch Wireless, an increase in operating profit of $58,516 in LogicsIQ, and an increase in operating profit of $129,932 in Surge Fintech. Most of these changes are related to the change in revenue for each stream. Overall margins remained consistent for both three-month periods ended June 30, 2022 and 2023.

Cost of Revenue, Gross Profit and Gross Margin

	For the Three Months Ended June 30,
	2023	2022
Cost of Revenue:
Surge Phone and Torch Wireless	$21,127,883	$18,659,046
Surge Blockchain, LLC	45	1,500
LogicsIQ, Inc.	1,932,731	2,763,592
Surge Fintech & ECS	2,800,046	4,390,015
Total	$25,860,705	$25,814,153

Cost of revenue for services primarily consists of tablet, phone and SIM cards and associated freight, shipping and handling costs, marketing services, data plan expenses, royalties, and out-sourced call center expenses.

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases and depends on our subscriber base and store count.

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

We expect that our gross profit margin for products and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale. We intend to use our design, information systems, and sales force capabilities to further advance and improve the efficiency of our revenue streams, which we believe will reduce costs and increase our gross margin.

General and administrative during the three months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Depreciation and amortization	$266,025	$191,561
Selling, general and administration	3,557,202	2,846,968
Total	$3,823,227	$3,038,529

The increase in depreciation and amortization costs for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is the result of amortizing internal-use software development costs capitalized in 2022 associated with software enhancements to our various software platforms continuing in 2023. There were no such costs incurred in the second quarter of 2022.

Selling, general and administrative expenses during the three months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Contractors and consultants	$562,521	$421,560
Professional services	469,478	500,247
Compensation	1,637,254	853,960
Computer and internet	192,552	63,499
Advertising and marketing	16,528	52,524
Insurance	329,990	444,756
Other	348,879	510,422
Total	$3,557,202	$2,846,968

Selling, general and administrative costs (S, G & A) increased by $710,234 (24.9%). The changes are discussed below:

●	Contractors and consultants expense increased by $140,961 or 33.4% from $421,560 in the three months ended June 30, 2022 to $562,521 in the three months ended June 30, 2023.

●	Professional services decreased $30,769 in the three months ended June 30, 2023 primarily due to a decrease in legal fees of $131,718. Legal proceedings are in various stages resulting in less expense for the quarter ended June 30, 2023.

●	Compensation increased by $783,294 in the three months ended June 30, 2022 to $1,637,254 in the three months ended June 30, 2023 primarily as a result of one-time bonuses paid to various management personnel. The bonuses in 2022 were in the quarter ended March 31, 2022.

●	Computer and internet costs increased by 203.2% to $192,552 in the three months June 30, 2023 from $63,499 in the three months ended June 30, 2022. The increase is primarily due to the acquisition of ShockWave CRM™ and the continued expenses related to the maintenance of the software.

●	Advertising and marketing costs decreased to $16,528 in the three months ended June 30, 2023 from $52,524 in the three months ended June 30, 2022 primarily due to the change in vendors and reduced overall expenses.

●	Insurance expense decreased to $329,990 in the three months ended June 30, 2023 from $444,756 in the three months ended June 30, 2022 primarily as a result of lower premiums related to Directors and Officers coverage.

●	Other costs decreased to $348,879 in the three months ended June 30, 2023 from $510,422 in the three months ended June 30, 2022. Travel expenses decreased by $44,486 and other expenses decreased by $63,405.

Other (expense) income during the three months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Interest, net	$(156,267)	$(566,999)
PPP loan forgiveness	-	524,143
Amortization of debt discount	-	(37,069)
Gain (loss) on equity investment in Centercom	10,713	35,519
Total other (expense) income	$(145,554)	$(44,405)

Interest expense decreased to $156,267 in the three months ended June 30, 2023 from $566,999 in the three months ended June 30, 2022.

The equity investment in Centercom increased by $10,713 in the three months ended June 30, 2023 compared to an increase of $35,519 in the three months ended June 30, 2022.

Equity Transactions for the Three Months Ended June 30, 2023

Stock Issued for Services

The Company issued 64,627 shares of common stock for services rendered, having a fair value of $311,186 ($4.19 - $9.40/share), based upon the quoted closing trading price.

Exercise of Warrants

The Company issued 43,814 shares of common stock in connection with an exercise of $4.73 warrants for $207,240.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2023 and 2022

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Revenues during the six months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Revenue	$70,662,876	$49,146,515
Cost of revenue (exclusive of depreciation and amortization)	(52,942,665)	(44,321,894)
General and administrative	(6,812,648)	(6,722,310)
Income (loss) from operations	$10,907,563	$(1,897,689)

Revenue increased overall by $21,516,361 (43.8%) from the six months ended June 30, 2022 to the six months ended June 30, 2023. The breakout was as follows:

	For the Six Months Ended June 30,
	2023	2022

Revenues:
Surge Phone and Torch Wireless	$58,874,214	$34,116,686
Surge Blockchain, LLC	21,301	47,671
LogicsIQ, Inc.	5,962,430	5,925,016
Surge Fintech & ECS	5,804,931	9,057,142
Total	$70,662,876	$49,146,515

SurgePhone and Torch Wireless revenues (as detailed in Notes 2 and 11 of the financial statements) increased by $24,757,528 related to the additional revenue stream generated by the increase in subscribers to over 275,000 at the end of June 30, 2023 from over 75,000 at the end of June 30, 2022 for the ACP replacing the Emergency Broadband Benefit Program started in August of 2021. LogicsIQ revenues increased by $37,414. The overall case count went from 3,071 in the six months ended June 30, 2022 to 3,001 in the six months ended June 30, 2023. Surge Fintech (ECS) revenues decreased by $3,252,211 due to the shifting of customers to the ACP from wireless prepaid services at our stores.

We expect revenues to grow for each segment of the Company in future periods, specifically our subscriber base and active store count.

	For the Six Months Ended June 30,
	2023	2022
Income (loss) from operations:
Surge Phone and Torch Wireless	$16,271,304	$3,447,749
Surge Blockchain, LLC	18,224	(6,800)
LogicsIQ, Inc.	583,028	152,807
Surge Fintech & ECS	(556,518)	(603,511)
SurgePays, Inc.	(5,408,475)	(4,887,934)
Total	$10,907,563	$(1,897,689)

Operations income improved overall by $12,805,252 from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily as a result of an increase in operating profit of $12,823,555 in SurgePhone and Torch Wireless, an increase in operating profit of $430,221 in LogicsIQ, and an increase in operating profit of $46,993 in Surge Fintech. Most of these changes are related to the change in revenue for each stream. Overall margins remained consistent for both six month periods ended June 30, 2022 and 2023.

Cost of Revenue, Gross Profit and Gross Margin

	For the Six Months Ended June 30,
	2023	2022
Cost of Revenue:
Surge Phone and Torch Wireless	$42,440,138	$30,538,048
Surge Blockchain, LLC	150	1,500
LogicsIQ, Inc.	4,810,719	4,764,012
Surge Fintech & ECS	5,691,658	9,018,334
Total	$52,942,665	$44,321,894

Cost of revenue for services primarily consists of tablet, phone and SIM cards and associated freight, shipping and handling costs, marketing services, data plan expenses, royalties, and out-sourced call center expenses.

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases and depends on our subscriber base and store count.

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

We expect that our gross profit margin for products and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale. We intend to use our design, information systems, and sales force capabilities to further advance and improve the efficiency of our revenue streams, which we believe will reduce costs and increase our gross margin.

General and administrative during the six months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Depreciation and amortization	$532,050	$360,839
Selling, general and administration	6,280,598	6,361,471
Total	$6,812,648	$6,722,310

The increase in depreciation and amortization costs for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is the result of amortizing internal-use software development costs capitalized in 2022 associated with software enhancements to our various software platforms continuing in 2023. There were no such costs incurred in the first six months of 2022.

Selling, general and administrative expenses during the six months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Contractors and consultants	$1,112,155	$971,150
Professional services	838,036	666,537
Compensation	2,491,272	2,582,442
Computer and internet	351,114	157,499
Advertising and marketing	48,864	136,006
Insurance	651,256	881,495
Other	787,901	966,342
Total	$6,280,598	$6,361,471

Selling, general and administrative costs (S, G & A) decreased by $80,823 (1.3%). The changes are discussed below:

●	Contractors and consultants expense increased by $141,005 from $971,150 in the six months ended June 30, 2022 to $1,112,155 in the six months ended June 30, 2023.

●	Professional services increased $171,499 in the six months ended June 30, 2023 primarily due to an increase in legal fees of $112,000. Legal proceedings are the main reason for the higher spending on professional services in 2023.

●	Compensation decreased from $2,582,442 in the six months ended June 30, 2022 to $2,491,272 in the six months ended June 30, 2023.

●	Computer and internet costs increased by 122.99% to $351,114 in the six months June 30, 2023 from $157,499 in the six months ended June 30, 2022. The increase is primarily due to the acquisition of ShockWave CRM™ and the on-going expense to maintain the software.

●	Advertising and marketing costs decreased to $48,864 in the six months ended June 30, 2023 from $136,006 in the six months ended June 30, 2022 primarily due to vendor changes related to investor relations.

●	Insurance expense decreased to $651,256 in the six months ended June 30, 2023 from $881,495 in the six months ended June 30, 2022 primarily as a result of lower premiums related to Directors and Officers coverage.

●	Other costs decreased to $787,901 in the six months ended June 30, 2023 from $966,342 in the six months ended June 30, 2022.

Other (expense) income during the six months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
Interest, net	$(348,593)	$(736,644)
PPP loan forgiveness	-	524,143
Amortization of debt discount	-	(37,068)
Gain (loss) on equity investment in Centercom	43,742	10,336
Total other (expense) income	$(304,851)	$(239,233)

Interest expense decreased to $348,593 in the six months ended June 30, 2023 from $736,644 in the six months ended June 30, 2022.

The equity investment in Centercom increased by $43,742 in the six months ended June 30, 2023 compared to an increase of $10,336 in the six months ended June 30, 2022.

Equity Transactions for the Six Months Ended June 30, 2023

Stock Issued for Services

The Company issued 125,009 shares of common stock for services rendered, having a fair value of 618,644 ($4.19 - $9.40/share), based upon the quoted closing trading price.

Exercise of Warrants

The Company issued 43,814 shares of common stock in connection with an exercise of $4.73 warrants for $207,240.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated performance of its operating segments based on revenue and operating loss. Segment information for the three and six months ended June 30, 2023 and 2022, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
SurgePhone & Torch Wireless	$30,214,830	$20,068,656	$58,874,214	$34,116,686
Surge Blockchain	9,433	17,842	21,301	47,671
LogicsIQ	2,791,585	3,631,943	5,962,430	5,925,016
Surge Fintech & ECS	2,870,585	4,286,703	5,804,931	9,057,142
Total	$35,886,433	$28,005,144	$70,662,876	$49,146,515

Cost of revenues (exclusive of depreciation and amortization):
SurgePhone & Torch Wireless	$21,127,883	$18,659,046	$42,440,138	$30,538,048
Surge Blockchain	45	1,500	150	1,500
LogicsIQ	1,932,731	2,763,592	4,810,719	4,764,012
Surge Fintech & ECS	2,800,046	4,390,015	5,691,658	9,018,334
Total	$25,860,705	$25,814,153	$52,942,665	$44,321,894

Operating expenses:
SurgePhone & Torch Wireless	$113,296	$68,564	$162,772	$130,889
Surge Blockchain	2,627	52,601	2,927	52,971
LogicsIQ	280,290	348,303	568,683	1,008,197
Surge Fintech & ECS	344,114	300,195	669,791	642,319
SurgePays	3,082,900	2,268,866	5,408,475	4,887,934
Total	$3,823,227	$3,038,529	$6,812,648	$6,722,310

Operating income (loss):
SurgePhone & Torch Wireless	$8,973,651	$1,341,046	$16,271,304	$3,447,749
Surge Blockchain	6,761	(36,259)	18,224	(6,800)
LogicsIQ	578,564	520,048	583,028	152,807
Surge Fintech & ECS	(273,575)	(403,507)	(556,518)	(603,511)
SurgePays	(3,082,900)	(2,268,866)	(5,408,475)	(4,887,934)
Total	$6,202,501	$(847,538)	$10,907,563	$(1,897,689)

Segment information for the Company’s assets and liabilities at June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Total Assets:
SurgePhone & Torch Wireless	$40,793,701	$27,239,365
Surge Blockchain	(532,558)	(550,782)
LogicsIQ	2,092,814	2,500,499
Surge Fintech & ECS	1,342,290	1,906,212
SurgePays	(3,752,975)	2,908,212
Total	$39,943,272	$34,003,506

Total Liabilities:
SurgePhone & Torch Wireless	$12,767,029	$15,484,392
Surge Blockchain	198,198	198,197
LogicsIQ	1,635,834	2,619,521
Surge Fintech & ECS	51,518	58,919
SurgePays	8,725,256	10,524,224
Total	$23,377,835	$28,885,253

SurgePhone Wireless and Torch Wireless

The ACP revenue for the three months ended June 30, 2023 increased by $10,146,174 as compared to the three months ended June 30, 2022. The increase was a result of increasing the subscriber bases to over 270,000 as of June 30, 2023. Cost of revenues for the three months ended June 30,2023, increased by $2,468,837 from the same period ended June 30, 2022, as a result of the device expense ($7,378,089), data usage expenses ($6,548,593) and marketing services paid of ($4,882,564) for the ACP. The operating income increased $7,632,605 from the three months ended June 30,2022, to operating income of $8,973,651 as of three months ended June 30,2023.

The ACP revenue for the six months ended June 30,2023 increased by $24,757,528 as compared to the six months ended June 30 2022. The increase was a result of increasing the subscriber bases to over 270,000 as of June 30, 2023. Cost of revenues for the six months ended June 30,2023, increased by $11,902,090 from the same period ended June 30, 2022, as a result of the device expense ($13,603,492), data usage expenses ($14,273,689) and marketing services paid of ($10,401,244) for the ACP. The operating income increased 12,823,555 from the six months ended June 30,2022, to operating income of $16,271,304 as of six months ended June 30,2023.

Surge Blockchain

The revenue for the three months ended June 30, 2023 decreased by $8,409 compared to the three months ended June 30, 2022. The operating income for the three months ended June 30, 2023 increased by $43,020 compared to the same period in 2022.

The revenue for the six months ended June 30, 2023 decreased by $26,370 compared to the six months ended June 30, 2022. The operating income for the six months ended June 30, 2023 increased by $25,024 compared to the same period in 2022.

LogicsIQ

The revenue for the three months ended June 30, 2023 decreased by $840,358 compared to the three months ended June 30, 2022. The revenue changed due to the maturity curve of the various litigation cases as older litigation (Roundup) slowed down and newer litigation (Camp Lejeune) is sourced. Operating income increased by $58,516 for comparable periods of 2023 to 2022. LogicsIQ ended with an operating income of $578,564 for the three months ended June 30, 2023 compared to an operating income of $520,048 for the same period in 2022.

The revenue for the six months ended June 30, 2023 increased by $37,414 compared to the six months ended June 30, 2022. The revenue changed due to the maturity curve of the various litigation cases as older litigation (Roundup) slowed down and newer litigation (Camp Lejeune) is sourced. Operating income increased by $430,221 for comparable periods of 2023 to 2022. LogicsIQ ended with an operating income of $583,028 for the six months ended June 30, 2023 compared to an operating income of $152,807 for the same period in 2022.

Surge Fintech and ECS

The revenue for the three months ended June 30, 2023 was $2,870,585 compared to $4,286,703 for the same period in 2022. The decrease of 33% was a continuing result of the impact of COVID-19 and our strategic plan to move our salesforce from independent contractors to employed salespersons.

The revenue for the six months ended June 30, 2023 was $5,804,931 compared to $9,057,142 for the same period in 2021. The decrease of 36% was a continuing result of the residual impact of COVID-19 and the shifting of customers to the ACP from wireless prepaid services at our stores.

Overall

The overall increase in revenue of $21,516,361 from 2022 to 2023 for the six months ended June 30, can be attributable to opening of some markets and the new revenue stream of the EBB program. The net operating income improved by $12,805,202 from the six months ended June 30, 2022 to the six months ended June 30, 2023.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At June 30, 2023 and December 31, 2022, our current assets were $33,732,048 and $27,563,785 respectively, and our current liabilities were $18,475,535 and $23,464,062, respectively, which resulted in a working capital surplus of $15,256,513 on June 30, 2023 and a working capital surplus of $4,099,723 on December 31, 2022.

Total assets at June 30, 2023 and December 31, 2022 amounted to $39,943,272 and $34,003,506, respectively. At June 30, 2023, assets consisted of current assets of $33,732,048, net property and equipment of $502,607, net intangible assets of $2,453,224, goodwill of $1,666,782, equity investment in Centercom of $397,948, note receivable of $176,851, internal use software of $603,954, and net operating lease right of use asset of $409,858, as compared to current assets of $27,563,785, net property and equipment of $643,373, net intangible assets of $2,779,977, goodwill of $1,666,782, equity investment in Centercom of $354,206, notes receivable of $176,851, internal use software of $387,180, and net operating lease right of use asset of $431,352 at December 31, 2022.

At June 30, 2023, our total liabilities of $23,377,835 decreased by $5,507,418 from $28,885,253 at December 31, 2022.

At June 30, 2023, our total stockholders’ equity was $16,565,437 as compared to $5,118,253 at December 31, 2022. The principal reason for the decrease in stockholders’ equity was the impact of the net income for the period.

The following table sets forth the major sources and uses of cash for the three months ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022

Net cash used in operating activities	$224,060	$(3,148,073)
Net cash used in investing activities	(281,304)	(1,111,401)
Net cash provided by financing activities	(1,790,312)	6,680,504
Net change in cash and cash equivalents	$(1,847,556)	$2,421,030

At June 30, 2023, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 6 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 6 to the Consolidated Financial Statements.

Related party transactions - See Note 2 to the Consolidated Financial Statements for additional discussion.

Cash requirements and capital expenditures –At the current level of operations, the Company does not anticipate borrowing funds to meet basic operating costs. The Company may need to borrow funds to meet the hyper-growth expected to occur in the ACP in 2024.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy may increase the difficulty of raising funds to support the planned business expansion.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, and expenses. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material.

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

(1)	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. Case is in discovery. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary.

(2)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions are anticipated to begin in the third quarter of 2023.

(3)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is impossible to estimate the amount or range of potential loss, but similar matters are usually settled for $100,000.00 or less. SurgePays, Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case remains in the pleadings stage.

(4)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counter-claim against SurgePays.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended June 30, 2023, the Company did not issue any shares not previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q except as follows. The shares were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

The Company issued 64,627 shares of common stock for services rendered, having a fair value of $311,186 ($4.19 - $9.40 per share), based upon the quoted closing trading price.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 8, 2023, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved the following one-time cash bonus payments to the following executives: (i) $475,000 to Mr. Cox (our CEO and Chairman); (ii) $337,500 to Mr. Evers (our CFO); and (iii) $125,000 to David C. Ansani (our Chief Administrative Officer). These one-time cash bonus payments shall be divided amongst two payments to be paid in August and September 2023 in accordance with the Company’s regular payroll schedule.

In addition, on August 8, 2023, the Board approved the Company issuing the independent members of the Board, pursuant to the provisions of the SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan (the “2022 Plan”), common stock in the form of restricted share awards (the “Awards”). The Awards are being granted pursuant to a Restricted Share Award Agreement (the “RSA Agreement”). Mr. Keys is receiving 32,000 shares and each of Ms. Weisberg and Mr. Schurfeld is receiving 24,000 shares. The RSA Agreement provides that the shares will not vest until the earliest to occur of (a) the director no longer serves on the Board for any reason (including, but not limited to, upon death or disability that renders the director incapable of providing services to the Company) other than a Termination of Service for Cause; (b) upon the occurrence of a Change in Control (as defined in the 2022 Plan; or (c) the fifth anniversary of the award date. The RSA Agreement defines “Cause”, in part, as: (i) embezzlement or misappropriation of Company funds; (ii) any acts resulting in a conviction for, or plea of guilty or nolo contendere to, a felony charge; (iii) misconduct resulting in injury to the Company; (iv) activities harmful to the reputation of the Company; (v) a violation of Company guidelines or policies; or (vi) a violation of any contractual, statutory or common law fiduciary duty to the Company.

The foregoing description of the RSA Agreement is not complete and is qualified in its entirety by reference to the full text of the form of RSA Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1*+	Form of Restricted Share Award Agreement
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.
Date: August 10, 2023
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

