Form 10-Q
period 2023-09-30
SurgePays, Inc.
filed 2023-11-14
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2023 was 14,228,202 shares.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$12,731,449	$7,035,654
Accounts receivable - net	9,774,428	9,230,365
Inventory	14,549,407	11,186,242
Prepaids	197,879	111,524
Total Current Assets	37,253,163	27,563,785

Property and equipment - net	432,224	643,373

Other Assets
Note receivable	176,851	176,851
Intangibles - net	2,289,847	2,779,977
Internal use software development costs - net	571,689	387,180
Goodwill	1,666,782	1,666,782
Investment in CenterCom	449,843	354,206
Operating lease - right of use asset - net	398,926	431,352
Total Other Assets	5,553,938	5,796,348

Total Assets	$43,239,325	$34,003,506

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$6,833,124	$5,784,374
Accounts payable and accrued expenses - related party	1,002,558	1,728,721
Installment sale liability	5,920,346	13,018,184
Deferred revenue	118,000	243,110
Operating lease liability	42,208	39,490
Notes payable - related parties	558,150	1,108,150
Notes payable	10,554	1,542,033
Total Current Liabilities	14,484,940	23,464,062

Long Term Liabilities
Note payable	53,135	53,134
Notes payable - related parties	4,026,413	4,493,798
Notes payable - SBA government	463,870	474,846
Operating lease liability	367,465	399,413
Total Long Term Liabilities	4,910,883	5,421,191

Total Liabilities	19,395,823	28,885,253

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 14,343,261 and 14,116,832 shares issued and outstanding, respectively	14,344	14,117
Additional paid-in capital	41,889,886	40,780,707
Accumulated deficit	(18,207,472)	(35,804,106)
Stockholders’ equity	23,696,758	4,990,718
Non-controlling interest	146,744	127,535
Total Stockholders’ Equity	23,843,502	5,118,253

Total Liabilities and Stockholders’ Equity	$43,239,325	$34,003,506

The accompanying notes are an integral part of these unaudited consolidated financial statements

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$34,160,834	$36,171,345	$104,823,710	$85,317,860

Costs and expenses
Cost of revenue	23,680,247	34,250,541	76,622,912	78,572,421
General and administrative expenses	3,389,015	2,933,204	10,201,663	9,655,529
Total costs and expenses	27,069,262	37,183,745	86,824,575	88,227,950

Income (loss) from operations	7,091,572	(1,012,400)	17,999,135	(2,910,090)

Other income (expense)
Interest expense	(130,335)	(633,593)	(478,928)	(1,370,236)
Gain (loss) on investment in CenterCom	51,894	(52,435)	95,636	(42,099)
Amortization of debt discount	-	(57,933)	-	(95,001)
Gain on forgiveness of PPP loan - government	-	-	-	524,143
Total other income (expense) - net	(78,441)	(743,961)	(383,292)	(983,193)

Net income (loss) including non-controlling interest	7,013,131	(1,756,361)	17,615,843	(3,893,283)

Non-controlling interest	(71,170)	(216,163)	19,209	(167,714)

Net income (loss) available to common stockholders	$7,084,301	$(1,540,198)	$17,596,634	$(3,725,569)

Earnings (loss) per share - attributable to common stockholders
Basic	$0.50	$(0.12)	$1.24	$(0.30)
Diluted	$0.49	$(0.12)	$1.19	$(0.30)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	14,291,263	12,443,052	14,205,127	12,259,907
Diluted	14,507,984	12,443,052	14,740,201	12,259,907

The accompanying notes are an integral part of these unaudited consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2022	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

Stock issued for services	60,082	60	307,398	-	-	307,458

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Non-controlling interest	-	-	-	-	(576)	(576)

Net income	-	-	-	4,546,341	-	4,546,341

March 31, 2023	14,176,914	14,177	41,097,399	(31,257,765)	126,959	9,980,770

Stock issued for services	64,927	65	311,121	-	-	311,186

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Exercise of warrants for cash	43,814	44	207,196	-	-	207,240

Non-controlling interest	-	-	-	-	90,955	90,955

Net income	-	-	-	5,965,992	-	5,965,992

June 30, 2023	14,285,655	14,286	41,625,010	(25,291,773)	217,914	16,565,437

Stock issued for services	57,606	58	255,582	-	-	255,640

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Non-controlling interest	-	-	-	-	(71,170)	(71,170)

Net income	-	-	-	7,084,301	-	7,084,301

September 30, 2023	14,343,261	$14,344	$41,889,886	$(18,207,472)	$146,744	$23,843,502

The accompanying notes are an integral part of these unaudited consolidated financial statements

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	$-	$3,551,321

Recognition of stock based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Warrants issued as debt issue costs	-	-	-	-	-	-	38,953	-	-	38,953

Non-controlling interest	-	-	-	-	-	-	-	-	(32,645)	(32,645)

Net loss	-	-	-	-	-	-	-	(1,212,334)	-	(1,212,334)

March 31, 2022	260,000	260	-	-	12,063,834	12,064	38,710,587	(36,335,677)	(32,645)	2,354,589

Recognition of stock based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Stock issued as direct offering costs	-	-	-	-	200,000	200	(200)	-	-	-

Stock issued to purchase software	-	-	-	-	85,000	85	411,315	-	-	411,400

Warrants issued as debt issue costs	-	-	-	-	-	-	76,451	-	-	76,451

Warrants issued as interest expense	-	-	-	-	-	-	212,608	-	-	212,608

Non-controlling interest	-	-	-	-	-	-	-	-	81,094	81,094

Net loss	-	-	-	-	-	-	-	(973,037)	-	(973,037)

June 30, 2022	260,000	260	-	-	12,348,834	12,349	39,420,055	(37,308,714)	48,449	2,172,399

Recognition of stock based compensation	-	-	-	-	-	-	9,294	-	-	9,294

Warrants issued as interest expense	-	-	-	-	-	-	38,754	-	-	38,754

Exercise of warrants (cashless)	-	-	-	-	147,153	147	(147)	-	-	-

Non-controlling interest	-	-	-	-	-	-	-	-	(216,163)	(216,163)

Net loss	-	-	-	-	-	-	-	(1,540,198)	-	(1,540,198)

September 30, 2022	260,000	$260	-	$-	12,495,987	$12,496	$39,467,956	$(38,848,912)	$(167,714)	$464,086

The accompanying notes are an integral part of these unaudited consolidated financial statements

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2023	2022

Operating activities
Net income (loss) - including non-controlling interest	$17,615,843	$(3,893,283)
Adjustments to reconcile net income (loss) to net cash used in operations
Provision for inventory obsolescence	-	51,718
Depreciation and amortization	701,279	664,534
Amortization of right-of-use assets	32,426	44,747
Amortization of debt discount/debt issue costs	-	95,001
Amortization of internal use software development costs	96,795	27,882
Stock issued for services	874,284	-
Recognition of share based compensation - related party	27,882	-
Warrants issued for interest expense	-	251,362
(Gain) loss on equity method investment - CenterCom	(95,637)	42,098
Gain on forgiveness of PPP loan	-	(524,143)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(544,063)	(6,217,533)
Inventory	(3,363,165)	(5,184,807)
Prepaids	(86,355)	(131,853)
Increase (decrease) in
Accounts payable and accrued expenses	1,048,750	7,074,491
Accounts payable and accrued expenses - related party	(726,163)	2,168,460
Installment sale liability - net	(7,097,838)	-
Deferred revenue	(125,110)	1,620,260
Operating lease liability	(29,230)	(39,977)
Net cash provided by (used in) operating activities	8,329,698	(3,951,043)

Investing activities
Purchase of property and equipment	-	(9,611)
Capitalized internal use software development costs	(281,304)	-
Purchase of software	-	(300,000)
Acquisition of Torch, Inc.	-	(800,000)
Net cash used in investing activities	(281,304)	(1,109,611)

Financing activities
Proceeds from exercise of common stock warrants	207,240	-
Repayments of loans - related party	(1,017,385)	-
Proceeds from notes payable	-	6,700,000
Repayments on notes payable	(1,531,478)	-
Repayments on notes payable - SBA government	(10,976)	(30,792)
Net cash provided (used in) by financing activities	(2,352,599)	6,669,208

Net increase in cash	5,695,795	1,608,554

Cash - beginning of period	7,035,654	6,283,496

Cash - end of period	$12,731,449	$7,892,050

Supplemental disclosure of cash flow information
Cash paid for interest	$209,840	$195,950
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$-	$115,404
Stock issued to acquire software	$-	$411,400

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the nine months September 30, 2023, the Company had:

●	Net income available to common stockholders of $17,596,634; and
●	Net cash provided by operations was $8,329,698

Additionally, at September 30, 2023, the Company had:

●	Accumulated deficit of $18,207,472
●	Stockholders’ equity of $23,843,502; and
●	Working capital of $22,768,223

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $12,731,449 at September 30, 2023.

The Company has historically incurred significant losses and has not, prior to 2023, demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will continue to be, or if achieved, could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended September 30, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

For the nine months ended September 30, 2023 and 2022, the Company incurred expenses of $0 and $584,038, respectively, related to the residual payments. All expenses are included as a component of cost of goods sold.

This transaction did not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of Torch was not deemed to be significant at any level under SEC Regulation S-X 3.05 and did not require the presentation of any additional historical audited financial statements.

For financial reporting purposes, Torch has been consolidated into the Company’s consolidated statements of financial position, results of operations, and cash flows.

At September 30, 2023 and December 31, 2022 goodwill was $1,666,782.

There were no impairment losses for the nine months ended September 30, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note Receivable (Sale of Former Subsidiary)

On May 7, 2021, the Company disposed of its subsidiary True Wireless, Inc.

In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company will receive twenty-five (25) monthly payments of principal and accrued interest totaling $7,461 commencing in June 2023.

Payments are scheduled as follows:

For the Year Ended December 31,

2023 (3 months)	$52,227
2024	89,532
2025	44,766
186,525
Less: amount representing interest	(9,674)
Total	$176,851

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due. See Note 8 for Contingencies – Legal Matters for additional discussion.

As of September 30, 2023, the Company believes the note is collectible.

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

The SurgePhone and Torch Wireless business segment made up approximately 85% and 72% of total consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Accounts receivable related to these programs made up 98% and 96% of accounts receivable at September 30, 2023 and December 31, 2022, respectively.

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

Significant estimates during the nine months ended September 30, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

SEPTEMBER 30, 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company’s financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2023 and December 31, 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At September 30, 2023 and December 31, 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At September 30, 2023 and December 31, 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Allowance for doubtful accounts was $17,525 at September 30, 2023 and December 31, 2022, respectively.

There was no bad debt expense for the three and nine months ended September 30, 2023 and 2022, respectively.

Bad debt expense (recovery) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

There was a provision for inventory obsolescence of $0 and $51,718 for the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023 and December 31, 2022, the Company had inventory of $14,549,407 and $11,186,242, respectively.

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

There were no impairment losses for the nine months ended September 30, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

There were no impairment losses for the three and nine months ended September 30, 2023 and 2022, respectively.

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

(UNAUDITED)

Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

The following reflects additional discussion regarding our revenue recognition policies for each of our material revenue streams. For each revenue stream we do not offer any returns, refunds or warranties, and no arrangements are cancellable. Additionally, all contract consideration is fixed and determinable at the initiation of the contract. Performance obligations for Torch and LogicsIQ are satisfied when services are performed. Performance obligations for ECS and SB are satisfied at point of sale.

For each of our revenue streams we only have a single performance obligation.

Surge Phone Wireless (SPW) and Torch Wireless

SPW and Torch Wireless are licensed to provide subsidized mobile broadband services through the ACP to qualifying low-income customers to all fifty (50) states. Revenues are recognized when an ACP application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

Effective February 1, 2023, LogicsIQ started offering call center services to existing clients. These services are similar in nature to the services CenterCom offers LogicsIQ. The total revenue from these services for the three and nine months ended September 30, 2023 was $340,989 and $1,212,019, respectively.

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

SEPTEMBER 30, 2023

(UNAUDITED)

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At September 30, 2023 and December 31, 2022, the Company had deferred revenue of $118,000 and $243,110, respectively.

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023		2022

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Surge Phone and Torch Wireless	$89,536,546	85.42%	$61,462,327	72.04%
Surge Blockchain, LLC	30,533	0.03%	102,378	0.12%
LogicsIQ, Inc.	6,647,061	6.34%	10,689,006	12.53%
Surge Fintech & ECS	8,609,570	8.21%	13,064,149	15.31%
Total Revenues	$104,823,710	100%	$85,317,860	100%

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2023 and December 31, 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2023 and 2022, respectively.

For the three and nine months ended September 30, 2023, the Company generated net income. The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which is currently being evaluated for applicability in offsetting the current taxable net income. The Company believes the current net operating loss carryforward is in excess of any amounts of income tax that may be due. At September 30, 2023, the Company has an estimated income tax liability of $0.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

At September 30, 2023 and December 31, 2022, our investment in CenterCom was $449,843 and $354,206, respectively.

During the three months ended September 30, 2023 and 2022, we recognized a gain of $51,894 and a loss of $52,435, respectively.

During the nine months ended September 30, 2023 and 2022, we recognized a gain of $95,636 and a loss of $42,099, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $89,069 and $34,708 in marketing and advertising costs during the three months ended September 30, 2023 and 2022, respectively.

The Company recognized $137,933 and $170,714 in marketing and advertising costs during the nine months ended September 30, 2023 and 2022, respectively.

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

SEPTEMBER 30, 2023

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of September 30, 2023 and 2022 were as follows:

	September 30, 2023	September 30, 2022
Warrants	5,616,892	5,648,563
Stock options	11,902	6,801
Series A, convertible preferred stock	-	26,000
Total common stock equivalents	5,628,794	5,681,364

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at September 30, 2023, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023. The Company had a net loss in 2022, as a result, basic and diluted earnings per share for the three and nine months ended September 30, 2022 were the same.

	3 Months Ended	9 Months Ended
	September 30, 2023	September 30, 2023

Numerator
Net income	$7,084,301	$17,596,634

Denominator
Weighted average shares outstanding - basic	14,291,263	14,205,127
Effect of dilutive securities (warrants)	216,721	535,074
Weighted average shares outstanding - diluted	14,507,984	14,740,201

Earnings per share - basic	$0.50	$1.24
Earnings per share - diluted	$0.49	$1.19

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

During the nine months ended September 30, 2023 and 2022, the Company incurred expenses with related parties in the normal course of business totaling $124,767 and $124,767, respectively, with Carddawg Investments, Inc. an affiliate of our Chief Executive Officer (Kevin Brian Cox).

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

SEPTEMBER 30, 2023

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	September 30, 2023	December 31, 2022	Lives (Years)

Computer equipment and software	$1,006,286	$1,006,286	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	1,089,038
Less: accumulated depreciation/amortization	656,814	445,665
Property and equipment - net	$432,224	$643,373

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 as well as the issuance of 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $211,149 and $140,318, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $701,279 and $664,534, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	September 30, 2023	December 31, 2022	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(3,463,673)	(2,973,543)
Intangibles - net	$2,289,847	$2,779,977

Amortization expense for the three months ended September 30, 2023 and 2022 was $163,377 and $163,377, respectively.

Amortization expense for the nine months ended September 30, 2023 and 2022 was $490,130 and $490,130, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Year Ended December 31:

2023 (3 Months)	163,376
2024	653,507
2025	653,507
2026	653,507
2027	165,950
Total	$2,289,847

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

			Estimated Useful
Type	September 30, 2023	December 31, 2022	Life (Years)

Internal Use Software Development Costs	$668,484	$387,180	3
Less: accumulated amortization	96,795	-
Internal Use Software Development Costs - net	$571,689	$387,180

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

For the three months ended September 30, 2023 and 2022, amortization of internal use software development costs was $32,265 and $0, respectively.

For the nine months ended September 30, 2023 and 2022, amortization of internal use software development costs was $96,795 and $0, respectively.

Estimated amortization expense is as follows for the years ended December 31:

2023 (3 Months)	32,265
2024	222,828
2025	222,828
2026	93,768
Total	$571,689

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at September 30, 2023 and December 31, 2022, respectively:

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

SEPTEMBER 30, 2023

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

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA	Total

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

Balance - December 31, 2021	$126,418	$150,000	$336,600	$518,167	$1,131,185
Forgiveness of loan	-	-	-	(518,167)	(518,167	) 1
Repayments	-	(4,078)	(7,676)	-	(11,754)
Reclassification to note payable	(126,418)	-	-	-	(126,418	) 2
Balance - December 31, 2022	-	145,922	328,924	-	474,846
Repayments	-	(3,072)	(7,904)	-	(10,976)
Balance - September 30, 2023	$-	$142,850	$321,020	$-	$463,870

1–	During 2022, the Company received a forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2–	During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations. In March 2022, the Company refinanced the balance with a third-party bank and the maturity date was extended to March 2025. Monthly payments are $3,566/month. See additional disclosure below as part of notes the payable summary in Note 6.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Notes Payable – Related Parties

	1	2
	Note Payable	Note Payable
Terms	Related Party	Related Party	Total

Issuance dates of notes	Various	August 2021
Maturity date	December 31, 2023 and December 31, 2024	August 2031
Interest rate	10%	10%
Collateral	Unsecured	Unsecured
Conversion price	N/A	N/A

Balance - December 31, 2021	$5,593,431	$467,385	6,060,816
Conversion of debt into common stock	(1,086,413)	-	(1,086,413)
Reclass of accrued interest to note payable	627,545	-	627,545
Balance - December 31, 2022	5,134,563	467,385	5,601,948
Less: short term	1,108,150	-	1,108,150
Long term	$4,026,413	$467,385	$4,493,798

Balance - December 31, 2022	$5,134,563	$467,385	$5,601,948
Repayments	(550,000)	(467,385)	(1,017,385)
Balance - September 30, 2023	4,584,563	-	4,584,563
Less: short term	558,150	-	558,150
Long term	$4,026,413	$-	$4,026,413

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox). Of the total, $558,150 is due December 31, 2023 and $4,026,413 is due December 31, 2024.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Notes Payable

	1	2	3	4
Terms	Notes Payable	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	April/June 2022	March 2022	2022
Maturity date	October/November 2022	January/February 2023	March 2023	2025
Interest rate	19%	24%	19%	1%
Default interest rate	26%	N/A	26%	0%
Collateral	Unsecured	All assets	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	N/A	15,000	N/A

Balance - December 31, 2021	$-	$-	$-	$-	$-
Gross proceeds	1,200,000	5,000,000	500,000	-	6,700,000
Reclassification from SBA - PPP note payable	-	-	-	126,418	126,418
Repayments	(100,000)	(5,000,000)	(100,000)	(31,251)	(5,231,251)
Debt issue costs	(76,451)	-	(38,953)	-	(115,404)
Amortization of debt issue costs	76,451	-	38,953	-	115,404
Balance - December 31, 2022	1,100,000	-	400,000	95,167	1,595,167
Repayments	(1,100,000)	-	(400,000)	(31,478)	(1,531,478)
Balance - September 30, 2023	$-	$-	$-	$63,689	$63,689

1-	These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

2-	The Company executed a $5,000,000, secured, revolving promissory note with a third party. The Company may draw down on the note at 80% of eligible accounts receivable. The note was repaid in full in November 2022. See below secured revolving date.

3-	These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and were amortized over the life of the debt. Additionally, in September 2022, the Company issued 12,000, three (3) year warrants, which have been treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In October 2022, the Company repaid $100,000. The balance of $400,000 in these notes were repaid in full in 2023.

4-	This loan, originally a PPP loan, was refinanced in 2022 and was extended from October 2021 to March 2025. Monthly payments are $3,566 per month.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Note Payable	Total

2023 (3 Months)	$558,150	$-	$10,554	$568,704
2024	4,026,413	-	42,455	4,068,868
2025	-	-	10,680	10,680
2026	-	-	-	-
2027	-	-	-	-
Thereafter	-	463,870	-	463,870
Total	$4,584,563	$463,870	$63,689	$5,112,122

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, respectively.

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

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2023 and 2022, respectively:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Operating Leases	$32,426	$34,294
Interest on lease liabilities	15,789	11,598
Total net lease cost	$48,215	$45,892

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022

Operating leases

Operating lease ROU assets - net	$398,926	$431,352

Operating lease liabilities - current	42,208	39,490
Operating lease liabilities - non-current	367,465	399,413
Total operating lease liabilities	$409,673	$438,903

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$29,230	$30,948

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$-

Weighted average remaining lease term (in years)
Operating leases	6.75	7.99

Weighted average discount rate
Operating leases	5%	5%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Future minimum lease payments for the years ended December 31:

2023 (3 Months)	$15,274
2024	61,876
2025	63,460
2026	65,044
2027	66,627
Thereafter	217,506
Total lease payments	489,787
Less: amount representing interest	(80,114)
Total lease obligations	409,673
Less: short term lease liability	(42,208)
Long term lease liability	$367,465

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary
	a.	For the year ended December 31, 2023 - $475,000,
	b.	For the year ended December 31, 2024 - $489,250; and
	c.	For the year ended December 31, 2025 - $503,928

2.	Annual cash bonus
	a.	For the year ended December 31, 2023 - $510,000; and
	b.	Future years – to be determined by the Board of Directors

3.	Restricted Stock Awards
	a.	Effective November 10, 2023, 600,000 shares of common stock.
	b.	The shares will vest as follows:
		i.	200,000 on December 31, 2023,
		ii.	200,000 on December 31, 2024; and
		iii.	200,000 on December 31, 2025,
		iv.	Shares shall immediately vest if any of the following occur and the Chief Financial Officer is employed by the Company at the time of:
			1.	Death,
			2.	Total disability,
			3.	Termination without cause; and
			4.	Change in control

4.	Other
	a.	Vacation,
	b.	Car allowance of $500 per month,
	c.	Home office expense reimbursement of $667 per month,
	d.	401(K) plan participation,
	e.	Life insurance; and
	f.	Liability insurance

Chief Executive Officer

The Company is currently finalizing amendments to the terms of its executive employment agreement with its Chief Executive Officer. This agreement is expected to be completed during the fourth quarter of 2023.

Contingencies – Legal Matters

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals.

As of September 30, 2023, for all matters listed below, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Surge Holdings – Juno Litigation

Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The case remains in discovery but has been inactive for some time. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary. The case remains on the docket and has no court dates set at this time.

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions began in the third quarter of 2023 and are expected to continue into the fourth quarter of 2023. The case is set for trial in April 2024.

Aliotta and Vasquesz v SurgePays – Litigation

Robert Aliotta and Steve Vasquez, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. Plaintiff Steve Vasquez has been dismissed from the action. SurgePays, Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case remains in the discovery stage.

SurgePays – Mike Fina Litigation

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counter-claim against SurgePays.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The parties could not reach agreement on an Order memorializing the Court’s ruling, and the Court has set the matter for hearing on November 16, 2023. The Court rejected Defendant Misty Garrett’s untimely request to join in the Motion to Dismiss, and Defendants Misty Garrett, Rob Rowlen, and Terracom, LLC remain as defendants in the case. It is SurgePays’ present intent to vigorously appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, and Government Consulting Solutions, and to continue prosecuting the case against the other Defendants. At this early stage, no attempts at settlement have been made.

SurgePays, Inc. v. Blue Skies Connections, LLC

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Service of the Complaint on Blue Skies Connections was achieved on September 15, 2023, and the responsive pleading from Blue Skies Connections was due on or before October 16, 2023.

Note 9 – Stockholders’ Equity

At September 30, 2023, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

SEPTEMBER 30, 2023

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

Equity Transactions for the Nine Months Ended September 30, 2023

Stock Issued for Services

The Company issued 182,615 shares of common stock for services rendered, having a fair value of $874,284 ($4.19 - $9.40/share), based upon the quoted closing trading price.

Exercise of Warrants

The Company issued 43,814 shares of common stock upon an exercise of warrants with an exercise price of $4.73 for $207,240.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Stock Options

Stock option transactions for the nine months ended September 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - September 30, 2023	17,004	$16.00	3.67	$-
Vested and Exercisable - September 30, 2023	11,902	$16.00	3.67	$-
Unvested and non-exercisable - September 30, 2023	5,101	$16.00	3.67	$-

During 2023 and 2022, 5,101 and 3,401 stock options vested each year, respectively, and were held by the Company’s Chief Financial Officer.

Stock-based compensation expense for the three months ended September 30, 2023 and 2022 was $9,294 and $9,294, respectively.

Stock-based compensation expense for the nine months ended September 30, 2023 and 2022 was $27,880 and $27,880, respectively.

As of September 30, 2023, compensation cost related to the unvested options not yet recognized was $15,489.

Weighted average period in which compensation will vest (years) 0.42 years. The unvested stock option expense is expected to be recognized through March 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Warrants

Warrant activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Warrants	Warrants	Price	Term (Years)	Value
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Vested and Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	189,000	$4.73	-
Exercised	(498,850)	$6.49	-
Cancelled/Forfeited	(91,743)	$40.02	-
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	-	$-
Granted	-	$-	-
Exercised	(43,814)	$4.73	-
Cancelled/Forfeited	(20,686)	$23.65	-
Outstanding - September 30, 2023	5,616,892	$4.99	1.11	$-
Vested and Exercisable - September 30, 2023	5,616,892	$4.99	1.11	$-
Unvested and non-exercisable - September 30, 2023	-	$-	-	$-

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

SEPTEMBER 30, 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Segment information for the Company’s operations for the three and nine months ended September 30, 2023 and 2022, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Surge Phone and Torch Wireless	$30,662,332	$27,345,641	$89,536,546	$61,462,327
Surge Blockchain, LLC	9,232	54,707	30,533	102,378
LogicsIQ, Inc.	684,631	4,763,990	6,647,061	10,689,006
Surge Fintech & ECS	2,804,639	4,007,007	8,609,570	13,064,149
Surge Pays, Inc.	-	-	-	-
Total	$34,160,834	$36,171,345	$104,823,710	$85,317,860

Cost of revenues
Surge Phone and Torch Wireless	$19,884,100	$24,298,074	$62,324,237	$54,836,122
Surge Blockchain, LLC	53	957	204	2,457
LogicsIQ, Inc.	963,786	5,693,500	5,774,505	10,457,462
Surge Fintech & ECS	2,832,308	4,258,010	8,523,966	13,276,380
Surge Pays, Inc.	-	-	-	-
Total	$23,680,247	$34,250,541	$76,622,912	$78,572,421

Operating expenses
Surge Phone and Torch Wireless	$145,057	$84,775	$307,829	$215,664
Surge Blockchain, LLC	165	300	3,092	53,271
LogicsIQ, Inc.	173,074	446,292	741,757	1,454,111
Surge Fintech & ECS	534,840	370,599	1,204,631	1,013,518
Surge Pays, Inc.	2,535,879	2,031,238	7,944,354	6,918,965
Total	$3,389,015	$2,933,204	$10,201,663	$9,655,529

Income (loss) from operations
Surge Phone and Torch Wireless	$10,633,176	$2,962,792	$26,904,480	$6,410,541
Surge Blockchain, LLC	9,014	53,450	27,237	46,650
LogicsIQ, Inc.	(452,229)	(1,375,802)	130,799	(1,222,567)
Surge Fintech & ECS	(562,509)	(621,602)	(1,119,028)	(1,225,749)
Surge Pays, Inc.	(2,535,880)	(2,031,238)	(7,944,353)	(6,918,965)
Total	$7,091,572	$(1,012,400)	$17,999,135	$(2,910,090)

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Segment information for the Company’s assets and liabilities at September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022

Total Assets
Surge Phone and Torch Wireless	$47,829,587	$27,239,365
Surge Blockchain, LLC	(523,544)	(550,782)
LogicsIQ, Inc.	1,564,471	2,500,499
Surge Fintech & ECS	805,254	1,906,212
Surge Pays, Inc.	(6,436,443)	2,908,212
Total	$43,239,325	$34,003,506

Total Liabilities
Surge Phone and Torch Wireless	$9,170,215	$15,484,392
Surge Blockchain, LLC	198,197	198,197
LogicsIQ, Inc.	1,561,065	2,619,521
Surge Fintech & ECS	76,992	58,919
Surge Pays, Inc.	8,389,354	10,524,224
Total	$19,395,823	$28,885,253

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

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

SEPTEMBER 30, 2023

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

Covenants

At September 30, 2023 and December 31, 2022, respectively, the Company was in compliance with all of the following ratios:

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

Installment Sale Liability

At September 30, 2023 and December 31, 2022, the Company has recorded an installment sale liability of $5,920,346 and $13,018,184, respectively, which is included in the accompanying consolidated balance sheets.

During the three and nine months ended September 30, 2023, the Company paid fees of $135,706 and $402,212, respectively. These amounts have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act. Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2023 and 2022 and for the three months and nine months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

LogicsIQ, Inc.

LogicsIQ, Inc. is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. LogicsIQ’s CRM “Intake Logics” facilitates the entire life cycle of converting a lead into a signed retainer client integrated into the law firm’s case management software. Our proven strategy of delivering cost-effective retained cases to our attorney and law firm clients means those clients are better able to manage their media and advertising budgets and reach targeted audiences more quickly and effectively when utilizing our proprietary data driven analytics dashboards. Our ability to deliver transparent results through our integrated Business Intelligence (B.I.) dashboards has bolstered our reputation as an industry leader in the mass tort client acquisition field.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Revenues during the three months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022

Revenue	$34,160,834	$36,171,345
Cost of revenue (exclusive of depreciation and amortization)	(23,680,247)	(34,250,541)
General and administrative	(3,389,015)	(2,933,204)
Income (loss) from operations	$7,091,572	$(1,012,400)

Revenue decreased overall by $2,010,511 (5.6%) from the three months ended September 30, 2022 to the three months ended September 30, 2023. The breakout was as follows:

	For the Three Months Ended September 30,
	2023	2022

Revenues:
Surge Phone and Torch Wireless	$30,662,332	$27,345,641
Surge Blockchain, LLC	9,232	54,707
LogicsIQ, Inc.	684,631	4,763,990
Surge Fintech & ECS	2,804,639	4,007,007
Total	$34,160,834	$36,171,345

SurgePhone and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) increased by $3,316,691 related to the additional revenue stream generated by the increase in subscribers at the end of September 30, 2023 for the Affordable Connectivity Program replacing the Emergency Broadband Benefit Program started in August of 2021. LogicsIQ revenues decreased by $4,079,359 related to the slowing of Camp Lejeune litigation cases requested by our clients. The overall case count went from 3,635 in the three months ended September 30, 2022 to 760 in the three months ended September 30, 2023. Surge Fintech (ECS) revenues decreased by $1,202,368 due to the shifting of customers to the ACP from wireless prepaid services at our stores.

We expect revenues to grow for the Company in future periods, specifically our subscriber base and active store count.

	For the Three Months Ended September 30,
	2023	2022
Income (loss) from operations:
Surge Phone and Torch Wireless	$10,633,176	$2,962,792
Surge Blockchain, LLC	9,014	54,450
LogicsIQ, Inc.	(452,229)	(1,375,802)
Surge Fintech & ECS	(562,509)	(621,602)
SurgePays, Inc.	(2,535,879)	(2,031,238)
Total	$7,091,572	$(1,012,400)

Operations income improved overall by $8,103,972 from the three months ended September 30, 2022 to the three months ended September 30, 2023, primarily as a result of an increase in operating profit of $7,670,384 in SurgePhone and Torch Wireless, a decrease in operating loss of $923,573 in LogicsIQ, and a decrease in operating loss of $59,093 in Surge Fintech. Most of these changes are related to the change in revenue for each stream. Overall margins remained consistent for both three-month periods ended September 30, 2022 and 2023.

Cost of Revenue, Gross Profit and Gross Margin

	For the Three Months Ended September 30,
	2023	2022
Cost of Revenue:
Surge Phone and Torch Wireless	$19,884,100	$24,298,074
Surge Blockchain, LLC	53	957
LogicsIQ, Inc.	963,786	5,693,500
Surge Fintech & ECS	2,832,308	4,258,010
Total	$23,680,247	$34,250,541

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

General and administrative during the three months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Depreciation and amortization	$266,025	$303,695
Selling, general and administration	3,122,990	2,629,509
Total	$3,389,015	$2,933,204

The decrease in depreciation and amortization costs for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is the result of fully depreciated assets during 2022 no longer being depreciated in 2023.

Selling, general and administrative expenses during the three months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Contractors and consultants	$617,687	$472,366
Professional services	417,414	281,185
Compensation	918,222	822,411
Computer and internet	288,229	128,958
Advertising and marketing	89,069	34,708
Insurance	339,780	289,410
Other	452,589	600,471
Total	$3,122,990	$2,629,509

Selling, general and administrative costs (S, G & A) increased by $493,481 (19.0%). The changes are discussed below:

●	Contractors and consultants expense increased by $145,321 or 30.8% from $472,366 in the three months ended September 30, 2022 to $412,377 in the three months ended September 30, 2023.

●	Professional services increased $136,229 in the three months ended September 30, 2023 primarily due to an increase in legal fees of $139,908. Legal proceedings are in various stages resulting in increased expense for the quarter ended September 30, 2023.

●	Compensation increased by $95,811 in the three months ended September 30, 2023 to $918,222 in the three months ended June 30, 2023 primarily as a result of new positions.

●	Computer and internet costs increased by 123.5% to $288,229 in the three months ended September 30, 2023 from $128,958 in the three months ended September 30, 2022. The increase is primarily due to the acquisition of ShockWave CRM™ and the continued expenses related to the maintenance of the software.

●	Advertising and marketing costs increased to $89,069 in the three months ended September 30, 2023 from $34,708 in the three months ended September 30, 2022 primarily due to a one-time direct mailing campaign.

●	Insurance expense increased to $339,780 in the three months ended September 30, 2023 from $289,410 in the three months ended September 30, 2022 primarily as a result of higher premiums related to cyber security.

●	Other costs decreased to $452,589 in the three months ended September 30, 2023 from $600,471 in the three months ended September 30, 2022. Building related expenses decreased by $118,252 and office expenses decreased by $29,854.

Other (expense) income during the three months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Interest, net	$(130,335)	$(633,593)
Amortization of debt discount	-	(57,933)
Gain (loss) on equity investment in Centercom	51,894	(52,435)
Total other (expense) income	$(78,441)	$(743,961)

Interest expense decreased to $503,258 in the three months ended September 30, 2023 from $633,593 in the three months ended September 30, 2022.

The equity investment in Centercom increased by $51,894 in the three months ended September 30, 2023 compared to a decrease of $52,435 in the three months ended September 30, 2022.

Equity Transactions for the Three Months Ended June 30, 2023

Stock Issued for Services

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

Revenues during the nine months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Revenue	$104,823,710	$85,317,860
Cost of revenue (exclusive of depreciation and amortization)	(76,622,912)	(78,572,421)
General and administrative	(10,201,663)	(9,655,529)
Income (loss) from operations	$17,999,135	$(2,910,090)

Revenue increased overall by $19,505,850 (22.9%) from the nine months ended September 30, 2022 to the nine months ended September 30, 2023. The breakout was as follows:

	For the Nine Months Ended September 30,
	2023	2022

Revenues:
Surge Phone and Torch Wireless	$89,536,546	$61,462,327
Surge Blockchain, LLC	30,533	102,378
LogicsIQ, Inc.	6,647,061	10,689,006
Surge Fintech & ECS	8,609,570	13,064,149
Total	$104,823,710	$85,317,860

SurgePhone and Torch Wireless revenues (as detailed in Notes 2 and 11 of the financial statements) increased by $28,074,219 related to the additional revenue stream generated by the increase in subscribers at the end of September 30, 2023 for the Affordable Connectivity Program replacing the Emergency Broadband Benefit Program started in August of 2021. LogicsIQ revenues decreased by $4,041,945. The overall case count went from 6,498 in the nine months ended September 30, 2022 to 3,746 in the nine months ended September 30, 2023. Surge Fintech (ECS) revenues decreased by $4,454,579 due to the shifting of customers to the ACP from wireless prepaid services at our stores.

We expect revenues to grow for the Company in future periods, specifically our subscriber base and active store count.

	For the Nine Months Ended September 30,
	2023	2022
Income (loss) from operations:
Surge Phone and Torch Wireless	$26,904,480	$6,410,541
Surge Blockchain, LLC	27,237	46,650
LogicsIQ, Inc.	130,799	(1,222,567)
Surge Fintech & ECS	(1,119,027)	(1,225,749)
SurgePays, Inc.	(7,944,354)	(6,918,965)
Total	$17,999,135	$(2,910,090)

Operations income improved overall by $20,909,225 from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily as a result of an increase in operating profit of $20,493,939 in SurgePhone and Torch Wireless, an elimination of operating loss to an operating profit in LogicsIQ, and a decrease in operating loss of $106,722 in Surge Fintech. Most of these changes are related to the change in revenue for each stream.

Cost of Revenue, Gross Profit and Gross Margin

	For the Nine Months Ended September 30,
	2023	2022
Cost of Revenue:
Surge Phone and Torch Wireless	$62,324,237	$54,836,122
Surge Blockchain, LLC	204	2,457
LogicsIQ, Inc.	5,774,505	10,457,462
Surge Fintech & ECS	8,523,966	13,276,380
Total	$76,622,912	$78,572,421

	For the Nine Months Ended September 30,
	2023		2022
Gross Profit:
Surge Phone and Torch Wireless	%	30.0%	10.4
Surge Blockchain, LLC		89.2	45.6
LogicsIQ, Inc.		2.0	(11.4)
Surge Fintech & ECS		(13.0)	(9.4)
Total	%	17.2%	(3.4)

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

Overall profit margin improved to 17.2% for the nine-month period ended September 30, 2023 compared to -3.4% for the nine-month period ended September 30, 2022.

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

General and administrative during the nine months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Depreciation and amortization	$798,074	$664,533
Selling, general and administration	9,403,589	8,990,996
Total	$10,201,663	$9,655,529

The increase in depreciation and amortization costs for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is the result of amortizing internal-use software development costs capitalized in 2022 associated with software enhancements to our various software platforms continuing in 2023. There were no such costs incurred in the first nine months of 2022.

Selling, general and administrative expenses during the nine months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Contractors and consultants	$1,729,842	$1,443,516
Professional services	1,255,451	947,722
Compensation	3,409,495	3,404,852
Computer and internet	639,342	286,536
Advertising and marketing	137,933	170,714
Insurance	991,035	1,170,905
Other	1,240,491	1,566,751
Total	$9,403,589	$8,990,996

Selling, general and administrative costs (S, G & A) increased by $412,593 (4.6%). The changes are discussed below:

●	Contractors and consultants expense increased by $286,326 from $1,443,516 in the nine months ended September 30, 2022 to $1,729,842 in the nine months ended September 30, 2023.

●	Professional services increased $307,729 in the nine months ended September 30, 2023 primarily due to an increase in legal fees of $238,754. Legal proceedings are the main reason for the higher spending on professional services in 2023.

●	Compensation increased from $3,404,852 in the nine months ended September 30, 2022 to $3,409,495 in the nine months ended September 30, 2023.

●	Computer and internet costs increased by 123.1% to $639,342 in the nine months September 30, 2023 from $286,536 in the nine months ended September 30, 2022. The increase is primarily due to the acquisition of ShockWave CRM™ and the on-going expense to maintain the software.

●	Advertising and marketing costs decreased to $137,933 in the nine months ended September 30, 2023 from $170,714 in the nine months ended September 30, 2022 primarily due to vendor changes related to investor relations.

●	Insurance expense decreased to $991,035 in the nine months ended September 30, 2023 from $1,170,905 in the nine months ended September 30, 2022 primarily as a result of lower premiums related to Directors and Officers coverage.

●	Other costs decreased to $1,240,491 in the nine months ended September 30, 2023 from $1,566,751 in the nine months ended September 30, 2022.

Other (expense) income during the nine months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
Interest, net	$(478,928)	$(1,370,236)
PPP loan forgiveness	-	524,143
Amortization of debt discount	-	(95,001)
Gain (loss) on equity investment in Centercom	95,636	(42,099)
Total other (expense) income	$(574,564)	$(983,193)

Interest expense decreased to $478,928 in the nine months ended September 30, 2023 from $1,370,236 in the nine months ended September 30, 2022.

The equity investment in Centercom increased by $95,636 in the nine months ended September 30, 2023 compared to a decrease of $42,099 in the nine months ended September 30, 2022.

Equity Transactions for the Nine Months Ended September 30, 2023

Stock Issued for Services

The Company issued 182,615 shares of common stock for services rendered, having a fair value of $874,284 ($4.19 - $9.40/share), based upon the quoted closing trading price.

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

The Company evaluated the performance of its operating segments based on revenue and operating loss. Segment information for the three and nine months ended September 30, 2023 and 2022, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
SurgePhone & Torch Wireless	$30,662,332	$27,345,641	$89,536,546	$61,462,327
Surge Blockchain	9,232	54,707	30,533	102,378
LogicsIQ	684,631	4,763,990	6,647,061	10,689,006
Surge Fintech & ECS	2,804,639	4,007,007	8,609,570	13,064,149
Total	$34,160,834	$36,171,345	$104,823,710	$85,317,860

Cost of revenues (exclusive of depreciation and amortization):
SurgePhone & Torch Wireless	$19,884,100	$24,298,074	$62,324,237	$54,836,122
Surge Blockchain	53	957	204	2,457
LogicsIQ	963,786	5,693,500	5,774,505	10,457,462
Surge Fintech & ECS	2,832,308	4,258,010	8,523,966	13,276,380
Total	$23,680,247	$34,250,541	$76,622,912	$78,572,421

Operating expenses:
SurgePhone & Torch Wireless	$145,057	$84,775	$307,829	$215,664
Surge Blockchain	165	300	3,092	53,271
LogicsIQ	173,074	446,292	741,757	1,454,111
Surge Fintech & ECS	534,840	370,599	1,204,631	1,013,518
SurgePays	2,535,879	2,031,238	7,944,354	6,918,965
Total	$3,389,015	$2,933,204	$10,201,663	$9,655,529

Operating income (loss):
SurgePhone & Torch Wireless	$10,633,176	$2,962,792	$26,904,480	$6,410,541
Surge Blockchain	9,014	53,450	27,237	46,650
LogicsIQ	(452,229)	(1,375,802)	130,799	(1,222,567)
Surge Fintech & ECS	(562,509)	(621,602)	(1,119,028)	(1,225,749)
SurgePays	(2,535,880)	(2,031,238)	(7,944,353)	(6,918,965)
Total	$7,091,572	$(1,012,400)	$17,999,135	$(2,910,090)

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Segment information for the Company’s assets and liabilities at September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Total Assets:
SurgePhone & Torch Wireless	$47,829,587	$27,239,365
Surge Blockchain	(523,544)	(550,782)
LogicsIQ	1,564,471	2,500,499
Surge Fintech & ECS	805,254	1,906,212
SurgePays	(6,436,443)	2,908,212
Total	$43,239,325	$34,003,506

Total Liabilities:
SurgePhone & Torch Wireless	$9,170,215	$15,484,392
Surge Blockchain	198,197	198,197
LogicsIQ	1,561,065	2,619,521
Surge Fintech & ECS	76,992	58,919
SurgePays	8,389,354	10,524,224
Total	$19,395,823	$28,885,253

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

SurgePhone Wireless and Torch Wireless

The ACP revenue for the three months ended September 30, 2023 increased by $3,316,691 as compared to the three months ended September 30, 2022. The increase was a result of increasing the subscriber base month over month. Cost of revenues for the three months ended September 30, 2023, decreased by $4,413,975 from the same period ended September 30, 2022, as a result of the device expense ($5,463,473), data usage expenses ($7,341,183) and marketing services paid of ($4,875,587) for the ACP. The operating income increased $7,670,383 from the three months ended September 30, 2022, to operating income of $10,633,175 as of three months ended September 30, 2023.

The ACP revenue for the nine months ended September 30, 2023 increased by $28,074,219 as compared to the nine months ended September 30, 2022. The increase was a result of increasing the subscriber base month over month. Cost of revenues for the nine months ended September 30, 2023, increased by $7,488,114 from the same period ended September 30, 2022, as a result of the device expense ($19,066,964), data usage expenses ($21,614,871) and marketing services paid of ($15,276,830) for the ACP. The operating income increased $20,493,939 from the nine months ended September 30, 2022, to operating income of $26,904,480 as of nine months ended September 30, 2023.

Surge Blockchain

The revenue for the three months ended September 30, 2023 decreased by $45,475 compared to the three months ended September 30, 2022. The operating income for the three months ended September 30, 2023 decreased by $44,436 compared to the same period in 2022.

The revenue for the nine months ended September 30, 2023 decreased by $71,845 compared to the nine months ended September 30, 2022. The operating income for the nine months ended September 30, 2023 decreased by $19,413 compared to the same period in 2022.

LogicsIQ

The revenue for the three months ended September 30, 2023 decreased by $4,079,359 compared to the three months ended September 30, 2022. The revenue changed due to the maturity curve of the various litigation cases as older litigation (Roundup) slowed down and newer litigation (Camp Lejeune) is sourced. Operating income increased by $923,573 for comparable periods of 2023 to 2022. LogicsIQ ended with an operating loss of $452,229 for the three months ended September 30, 2023 compared to an operating loss of $1,375,802 for the same period in 2022.

The revenue for the nine months ended September 30, 2023 decreased by $4,041,945 compared to the nine months ended September 30, 2022. The revenue changed due to the maturity curve of the various litigation cases as older litigation (Roundup) slowed down and newer litigation (Camp Lejeune) is sourced. Operating income increased by $1,353,366 for comparable periods of 2023 to 2022. LogicsIQ ended with an operating income of $130,799 for the nine months ended September 30, 2023 compared to an operating loss of $1,222,567 for the same period in 2022.

Surge Fintech and ECS

The revenue for the three months ended September 30, 2023 was $2,804,639 compared to $4,007,007 for the same period in 2022. The decrease of 30% was a continuing result of the impact of COVID-19 and our strategic plan to move our salesforce from independent contractors to employed salespersons.

The revenue for the nine months ended September 30, 2023 was $8,609,570 compared to $13,064,149 for the same period in 2022. The decrease of 34% was a continuing result of the residual impact of COVID-19 and the shifting of customers to the ACP from wireless prepaid services at our stores.

Overall

The overall increase in revenue of $19,505,850 from 2022 to 2023 for the nine months ended September 30, can be attributable to opening of some markets and the new revenue stream of the ACP program. The net operating income improved by $20,909,226 from the nine months ended September 30, 2022 to the nine months ended September 30, 2023.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

At September 30, 2023 and December 31, 2022, our current assets were $37,253,163 and $27,563,785 respectively, and our current liabilities were $14,484,940 and $23,464,062, respectively, which resulted in a working capital surplus of $22,768,223 on September 30, 2023 and a working capital surplus of $4,099,723 on December 31, 2022.

Total assets at September 30, 2023 and December 31, 2022 amounted to $43,239,325 and $34,003,506, respectively. At September 30, 2023, assets consisted of current assets of $37,253,163, net property and equipment of $432,224, net intangible assets of $2,289,847, goodwill of $1,666,782, equity investment in Centercom of $449,843, note receivable of $176,851, internal use software of $571,689, and net operating lease right of use asset of $398,926, as compared to current assets of $27,563,785, net property and equipment of $643,373, net intangible assets of $2,779,977, goodwill of $1,666,782, equity investment in Centercom of $354,206, notes receivable of $176,851, internal use software of $387,180, and net operating lease right of use asset of $431,352 at December 31, 2022.

At September 30, 2023, our total liabilities of $19,395,823 decreased by $9,489,430 from $28,885,253 at December 31, 2022.

At September 30, 2023, our total stockholders’ equity was $23,843,502 as compared to $5,118,253 at December 31, 2022. The principal reason for the decrease in stockholders’ equity was the impact of the net income for the period.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2023 and 2022.

	September 30, 2023	September 30, 2022

Net cash used in operating activities	$8,329,698	$(3,951,043)
Net cash used in investing activities	(281,304)	(1,109,611)
Net cash provided by financing activities	(2,352,599)	6,669,208
Net change in cash and cash equivalents	$5,695,795	$1,608,554

At September 30, 2023, the Company had the following material commitments and contingencies.

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

(1)

Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The case remains in discovery but has been inactive for some time. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary. The case remains on the docket and has no court dates set at this time.

(2)

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions began in the third quarter of 2023 and are expected to continue into the fourth quarter of 2023. The case is set for trial in April 2024.

(3)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is impossible to estimate the amount or range of potential loss, but similar matters are usually settled for $100,000.00 or less. SurgePays, Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case remains in the pleadings stage.

(4)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counter-claim against SurgePays.

SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The parties could not reach agreement on an Order memorializing the Court’s ruling, and the Court has set the matter for hearing on November 16, 2023. The Court rejected Defendant Misty Garrett’s untimely request to join in the Motion to Dismiss, and Defendants Misty Garrett, Rob Rowlen, and Terracom, LLC remain as defendants in the case. It is SurgePays’ present intent to vigorously appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, and Government Consulting Solutions, and to continue prosecuting the case against the other Defendants. At this early stage, no attempts at settlement have been made.

(5) In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Service of the Complaint on Blue Skies Connections was achieved on September 15, 2023, and the responsive pleading from Blue Skies Connections was due on or before October 16, 2023.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

On November 11, 2023, the Company entered into an employment agreement with Mr. Anthony Evers (the “Employment Agreement”). The Employment Agreement will expire on December 31, 2025. Pursuant to the Employment Agreement, Mr. Evers will earn $475,000 per year retroactively for the fiscal year ended 2023, $489,250 per year for the fiscal year ended 2024 and $503,928 per year for the fiscal year ended 2025. In addition, Mr. Evers shall receive a $510,000 cash bonus for his work during the calendar year 2023 and shall be eligible to receive a discretionary annual bonus based on his achievement of performance objectives as mutually agreed between Mr. Evers and the Board. The Employment Agreement further provides that Mr. Evers is entitled to participate in any employee benefit plans that the Company has adopted or may adopt and the Company granted Mr. Evers 600,000 restricted share awards, which shall vest as to 200,000 on December 31, 2023, December 31, 2024 and December 31, 2025, respectively.

The Employment Agreement is terminable for “Cause” (as defined in the Employment Agreement) or without “Cause” by the Company or voluntarily by Mr. Evers. Upon termination without “Cause” (other than by reason of death or disability) or resignation for “Constructive Termination”, Mr. Evers will be entitled to receive an amount equal to the balance of his base salary he would have earned over the term of the agreement or one years’ base salary and reimbursement for group health and dental insurance for one year following termination. Any outstanding unvested securities owned by Mr. Evers on the termination date will vest (or terminate) in accordance with the terms of such grant.

The Employment Agreement is qualified in its entirety by reference to the text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.2. The Employment Agreement contains standard covenants related to confidentiality, non-solicitation and non-disparagement.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1*	Form of Employment Agreement with Anthony Evers
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

*Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGEPAYS, INC.
Date: November 14, 2023
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

