Form 10-K
period 2023-12-31
SurgePays, Inc.
filed 2024-03-12
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 8, 2024 was 19,290,799 shares.

As of June 30, 2023, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $62,587,072 based on the $7.31 closing price of the registrant’s common stock, par value $0.001 per share, on that date.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview and History

About SurgePays, Inc.

SurgePays, Inc. (“SurgePays”, “we”, the “Company”) is a financial technology and telecom company focused on providing these essential services to the underbanked community. We were previously known as North American Energy Resources, Inc. and KSIX Media Holdings, Inc. Prior to April 27, 2015, we operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, NAER. On April 27, 2015, NAER entered into a Share Exchange Agreement with KSIX Media whereby KSIX Media became a wholly owned subsidiary of NAER and which resulted in the shareholders of KSIX Media owning approximately 90% of the voting stock of the surviving entity. While we continued the oil and gas operations of NAER following this transaction, on August 4, 2015, we changed its name to KSIX Media Holdings, Inc. On December 21, 2017, we changed its name to Surge Holdings, Inc. to better reflect the diversity of its business operations. We changed our name to SurgePays, Inc. on October 29, 2020.

As described in more detail below, we currently operate in three different business segments through the following subsidiaries: (i) Surge Blockchain, LLC, formerly Blvd. Media Group, LLC, a Nevada limited liability company; (ii) LogicsIQ, Inc., a Nevada corporation; (iii) SurgePhone Wireless, LLC, a Nevada limited liability company; (iv) SurgePays Fintech, Inc., a Nevada limited liability company; (v) ECS Prepaid, LLC, a Missouri limited liability company and (vi) Torch Wireless, LLC a Wyoming limited liability company.

Our Business Segments

Mobile Virtual Network Operators

We provide mobile broadband (internet connectivity), voice and SMS text messaging to both subsidized and direct retail prepaid customers through SurgePhone Wireless, LLC and Torch Wireless, LLC, wholly owned subsidiaries of SurgePays. We consider this the Mobile Virtual Network Operators (MVNO) segment of our business. Further, we provide two types of MVNO’s, subsidized and non-subsidized. Our subsidized MVNO’s are licensed by the Federal Communications Commission (the “FCC”) to provide subsidized access to the internet through mobile broadband services to consumers qualifying under the federal guidelines of the Affordable Connectivity Program (the “ACP”). We provide these services by supplying consumers eligible for the ACP with tablet devices with mobile broadband capabilities for use in their homes. For providing mobile broadband on tablets to these eligible customers, the ACP (the successor program, as of March 1, 2022 to the Emergency Broadband Benefit program) reimburses us up to a $100 for the cost of each tablet device we distribute and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. SurgePhone and Torch combined are licensed to offer subsidized mobile broadband to all fifty states. Revenue from this portion of our business currently accounts for 86% of our total revenue. However, according to the FCC website, on February 7, 2024, the ACP stopped accepting new applications and enrollments and the ACP will cease to be funded after April 2024. The Company hopes that the program will be funded by Congress, however, at this time, we cannot predict any outcome.

Through our subsidiary LinkUp Mobile, we plan to roll-out in the second quarter of 2024 a non-subsidized portion of our MVNO business to leverage the volume of buying power we have with our subsidized subscriber base to build low-cost plans using SIM kits in convenience stores transacting on the SurgePays network. Our market will be to penetrate rural America where there is less competition and higher consumer pricing and offer incentivized family plans to the rapidly growing base of subsidized customer households. The revenue will be generated by subscribers paying a monthly fee for talk, text and data carrier services on a prepaid basis. If the ACP is not funded, we plan to competitively market our non-subsidized MVNO business to our current ACP customers and hope to be able to retain them as customers in this segment.

Comprehensive Platform Services

We provide financial technology and a wireless top-up platform to independently owned convenience stores throughout the country via our subsidiaries SurgePays Fintech, ECS Prepaid, LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. We consider these services the “Comprehensive Platform Services” segment of our business.

Specifically, our Comprehensive Platform Services provides ACH banking relationships and a fintech transactions platform that processes thousands of transactions a day at independently owned convenience stores. The Comprehensive Platform Service also provides wireless top-up transactions and wireless product aggregation for our nationwide network of convenience stores. By linking together the customer, the carrier plan and the convenience store to allow all parties to have one location to get what they need.

Our revenue is derived from the transaction that takes place when an individual using a prepaid cellular carrier plan needs to add more minutes to their cellular phone. These services are vital to convenience store operations and we believe we can utilize our relationships with convenience stores from our ACP services to expand the network for our Comprehensive Platform Services. The Company expects this segment to be the biggest percent of year-over-year revenue growth opportunity for 2024 and plans to hire a new head of sales for our Comprehensive Platform Service segment to tap into such growth opportunity.

Lead Generation

We refer to LogicsIQ, Inc. as the Lead Generation segment of our business. LogicsIQ is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. Revenues from this segment of our business are earned from our lead generation retained services offerings and call center activities through CenterCom. Lead generation consist of sourcing leads, which requires us to drive traffic to our landing pages for a specific marketing campaign. We also achieve this in certain marketing campaigns by using third-party preferred vendors to meet the needs of our clients. Revenues are recognized at the time the lead is delivered to the client. If payment is received in advance of the delivery of services, it is included in deferred revenue, and subsequently recognized once the performance obligation has been completed. Retained service offerings consist of turning leads into a retained legal case. To provide this service to our customers, we qualify leads through verification of information collected during the lead generation process. Additionally, we further qualify these leads using a client questionnaire which assists in determining the services to be provided. The qualification process is completed using our call center operations.

In 2023, we decided to focus less on this segment of our business and the Company is in the process of determining how best this service fits into the overall plans of SurgePays. The Company still derived revenue from this segment of our business in 2023, however, we plan to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in the second quarter of fiscal year ended 2024.

Growth Strategies

We have different strategies for each of our current business segments:

Mobile Virtual Network Operators

Assuming the ACP is extended, we plan to do the following for the federally subsidized portion of our MVNO business:

●	Prioritize sales channels with lower cost per subscriber acquisition.
●	Continue to integrate Shockwave CRM and Clearline Mobile into our Comprehensive Platform Service software to enable ACP enrollments initiated from convenience stores.
●	Integrate Shockwave CRM into existing ATM machines and Point of Sale registers to initiate ACP enrollments.
●	Partner with existing regional distribution companies already provide consumable goods to convenient stores.
●	Analyze attrition/retention data to continually monitor and improve customer experience with the goal of industry best retention.
●	Increase the national sales team nationally.

We also plan to do the following for the non-subsidized MVNO portion of our MVNO business:

●	Leverage the volume of buying power for wholesale carrier minutes/texts/data to build market low plans to offer customers using SIM kits in convenience stores transacting on the SurgePays network.
●	Penetrate rural America where there is less competition and higher consumer pricing.
●	Offer incentivized family plans to the rapidly growing base of subsidized customer households.

Comprehensive Platform Services

We plan to do the following for our Comprehensive Platform Services business:

●	Build a national sales team of in-house salespeople, Independent Sales Organizations, Chain Retail Stores, and Distributors, all incentivized to add store locations and drive increased sales per store.
●	Strategically acquire other companies that offer prepaid products and other complimentary fintech products. Integrating these acquisitions to an existing base of convenience stores allows us to deploy our comprehensive fintech suite to maximize the value of the existing relationships.
●	Continue to add value driven products such as payment processing and consumer retail hard goods via our marketplace to differentiate our competitive advantage over single product companies and diversify our revenue streams.
●	Create and offer our own MVNO products to all new and existing distribution channels adding further branding and revenue streams for SurgePays.

If the ACP is not funded, we will take the resources dedicated to the subsidized MVNMO business and move into the non-subsidized MVNO quicker than currently planned. We believe there is an opportunity to accomplish both goals, expand subscribers and add stores simultaneously. We also believe there is an opportunity to convert the subsidized subscribers into a non-subsidized plan. Those individuals currently utilizing the ACP may be looking for an alternative.

Lead Generation

We currently have no set plans on how to grow our Lead Generation business as we are making a final decision on whether to maintain or discontinue the Lead Generation segment of its business in the second quarter of fiscal year ended 2024.

Market Opportunity

Mobile Virtual Network Operators

Subsidized

As currently implemented, individuals are eligible for ACP if they are eligible for the following other government subsidized programs: (i) the Supplemental Nutrition Assistance Program (SNAP) in the United States, (ii) Medicaid, (iii) Supplemental Security Income (SSI), (iv) Federal Public Housing Assistance, (v) Women, Infants and Children Assistance and (vi) the Lifeline program. Accordingly, as of February 2024, the government estimated that 51.7 million households were eligible for the ACP. As of this same time, the government estimates that only 23.3 million households have enrolled in ACP to date. If ACP is funded, we believe that we can tap into the estimated 28.4 million households eligible for ACP that are not currently enrolled in the program.

Non-subsidized

If the ACP is not funded, we expect the subsidized market opportunity listed above could become the market opportunity for our non-subsidized prepaid phone and internet services we believe these households will look to continue with an MVNO. In addition to those individuals, as of December 12, 2023, there were approximately 330.8 million cell phone users in the United States. As of the end of 2021, approximately 36% of these cell phone users were using prepaid cell phones. Once we launch our non-subsidized MVNO’s, we hope to be able to entice some of these prepaid cell phone users to our products.

Comprehensive Platform Services

Our market opportunity for our Comprehensive Platform Services continues to be smaller convenience stores, bodegas, mercados and tiendas. As of December 31, 2023, there were 152,396 convenience stores operating across the United States. This represents a 1.5% increase from the store count in the previous year, reversing a four-year decline. We continue to expand our product portfolio to capitalize on market trends, changes in technology and new product releases. Based on available data for our served markets, we estimate that our market share of the convenience store sales business at this time is substantially less than 1% and we plan to utilize a new sales force to expand our customers in this market.

Marketing and Sales

We utilize different marketing methods for each segment of business that we operate. For the federally subsidized portion of our MVNO business, we utilize third parties to help identify potential customers for ACP and additional convenience stores where we can sell our ACP products. Additionally, we have a campaign where we utilize social media platforms to help identify potential customers for ACP and provide knowledge to individuals who are not aware that they are eligible for ACP so they can utilize our ACP services. We currently do not market for the non-subsidized portion of our MVNO business but we plan to move forward by marketing our business to families of those who are ACP eligible. Also, in the event that the ACP is not extended, we plan to utilize a marketing effort to get our current ACP clients to utilize our non-subsidized MVNO’s. For our Comprehensive Platform Services, we plan to hire a new head of sales to market our platform to their existing convenience store connections and create a national strategy to market our platform in rural areas that may not currently have the capabilities our platform can provide. In the past, we have utilized social media platforms to market to specific segment of the population to identify potential plaintiffs for our Lead Generation segment. However, we have stopped these campaigns as we decide the future of our Lead Generation business.

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

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. Most traditional convenience store distributors are companies that have been in business for over 50 years and utilize the historical “manufacturing plant to truck to warehouse to truck to store” logistics model. However, we believe that with our diverse product line and better efficiencies, we have the ability to obtain a large market share and continue to generate sales growth and compete in the industry. We believe, in some cases, we will be able to partner with our competition through integration and compensate them for helping us grow due to the uniqueness of the suite of products we offer and the additional revenue stores can unlock. The principal competitive factors in all our product markets are technical features, quality, availability, price, customer support, and distribution coverage. The relative importance of each of these factors varies depending on the region. We believe using our direct store distribution model nationwide will open significant opportunities for growth.

The markets in which we operate can be generally categorized as highly competitive. In order to maximize our competitive advantages, we continue to expand our product portfolio to capitalize on market trends, changes in technology and new product releases. Based on available data for our served markets, we estimate that our market share of the convenience store sales business at this time is substantially less than 1%. A substantial acquisition would be necessary to meaningfully and rapidly change our market share percentage.

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

Additionally, our management team consists of four executives with over 20 years in the wireless, underbanked and convenience store distribution industry while presiding over companies with substantial revenue. Our finance team is led by a CFO with a background in private equity backed and publicly traded companies ranging with substantial revenue.

Research and Development Activities

We conduct research and development on an ongoing basis, including new and existing products to offer and software product development to ensure we are delivering the most efficient, secure, and fast transactions at convenience stores. The SurgePays software platform is housed on the Amazon Web Service Cloud for redundancy, stability, and reliability. Traditionally, convenience stores are high volume and fast paced stores where space at the register is at a premium, thus leaving no room for a computer so wireless top-ups or cell phone activations are done over a Verifone terminal traditionally used for processing credit cards. We believe that our future success will depend in part upon our ability to continue the enhancement of our software platform through integrating with POS terminals, or more commonly referred to as “cash registers” while developing new products that meet or anticipate such changes in our served markets. Many of the stores we serve are now connected to the internet. This has allowed us to innovate our software to be more adaptive to equipment that is more compatible with the space constraints of the register area in a store. We are also closely watching the development of AI tools to see how they could help in support of our merchants and customers.

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

Employees, Affiliates and Exclusive Partners

As of March 10, 2024, our human capital resources consist of approximately twenty-two (22) SurgePays employees, providing accounting, finance, human resources, programming, sales and back office departments, a dedicated team of over forty (40) logistics, activation, and fulfilment personnel, and over two hundred (200) sales, customer service and back-office personnel located in El Salvador with our third-party relationship with CenterCom.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and the results of operations.

Risks Related to Government Regulation and Legal Proceedings

The United States Government’s dissolution or reduction of the Affordable Connectivity Program (“ACP”) could have a substantial adverse effect on our current and planned business operations.

Since the introduction of the ACP, we have derived over 70% of our revenue from reimbursement payments from the federal government under the ACP. According to the Federal Communications Commission (the “FCC”) website, the government entity that oversees the ACP, the ACP is winding down and they have stopped accepting new applications and enrollments as of February 7, 2024. The FCC has also indicated that the last fully funded month of the ACP is April 2024 due to lack of additional funding from Congress. If the ACP is allowed to expire, as indicated that it will on the FCC website, the governmental agencies will reduce or cease reimbursement payments, which will have a substantial adverse effect on our business, financial condition, and operating results.

Furthermore, the percentage of revenue from our ACP business has been growing year over year while revenue from other business segments has been decreasing. If the ACP is not funded and we need to shift our focus to other business segments, there is no guarantee that we will be able to successfully do so, which will have a substantial adverse effect on our business, financial condition, and operating results.

Additionally, some of our growth plans for the non-ACP business segments of the Company are dependent on the growth of the ACP customers. Therefore, if the ACP business is not funded, we may lose the opportunity to expand our other business segments, which will have a substantial adverse effect on our business, financial condition, and operating results.

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

●	Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection.

●	Regulation of broadband Internet access services - On June 11, 2018, the repeal of the FCC’s “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, California and a number of other states are considering or have enacted legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations.

●	“Open Access” - we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of a particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services.

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

We have undertaken in the past, and may in the future undertake, strategic acquisitions. Failure to integrate acquisitions could adversely affect our value.

One of the ways we have grown our business in the past is through strategic acquisitions of other businesses, products, and technologies. We may, from time to time, evaluate additional acquisition opportunities, and may, in the future, strategically make further acquisitions of, and investments in, businesses, products and technologies when we believe the opportunity is advantageous to our prospects, such as the acquisition of Clearline Mobile, Inc (“Clearline”). There can be no assurance that in the future we will be able to find appropriate acquisitions or investments. In connection with these acquisitions or investments, we may:

●	issue stock that would dilute our shareholders’ percentage of ownership;

●	be obligated to make milestone or other contingent or non-contingent payments;

●	incur debt and assume liabilities; and/ or

●	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We also may be unable to find suitable acquisition candidates and may not be able to complete acquisitions on favorable terms, if at all, or obtain adequate financing for such acquisitions. If we do complete an acquisition, such as with Clearline, we may not be able to successfully integrate the acquired business into our preexisting business, and we may not ultimately strengthen our competitive position or ensure that we will not be viewed negatively by customers, financial markets or investors. Further, acquisitions could also pose numerous additional risks to our operations, including:

●	problems integrating the purchased business, products or technologies without substantial costs, delays or other problems;

●	increases to our expenses;

●	the failure to have discovered undisclosed liabilities of the acquired asset or company for which we may not be adequately indemnified;

●	diversion of management’s attention from their day-to-day responsibilities and our core business;

●	inability to enforce indemnification and non-compete agreements;

●	the failure to successfully incorporate acquired products or technologies into our business;

●	the failure of the acquired business, products or technologies to perform as well as anticipated;

●	the failure to realize expected synergies and cost savings;

●	harm to our operating results or financial condition, particularly during the first several reporting periods after the acquisition is completed;

●	entrance into markets in which we have limited or no prior experience; and

●	potential loss of key employees or customers, particularly those of the acquired entity.

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

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO”), Kevin Brian Cox and our Chief Financial Officer (“CFO”), Anthony Evers. We do not carry key person life insurance on any of its management, which would leave us uncompensated for the loss of any of its management. The loss of the services of any of our senior management could make it more difficult to successfully operate our business and achieve our business goals. In addition, competition in our industry for senior management and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our product development capabilities and customer and employee relationships growth may be harmed and overall growth may be limited.

We offer competitive compensation packages in order to retain the services of our senior management, and we could be required to pay significant compensation payments in the case we are unable to retain our senior management.

As the continued employment of our executive officers is critical to the Company’s success, we have entered into competitive employment agreements in order to retain the services of our existing officers. In addition to guaranteed base compensation, we have offered our CEO incentive compensation upon the Company’s completion of milestones including achieving certain annual revenue, annual EBITDA, and market capitalization goals, that could require the Company to pay large equity grants for the achievement of each milestone completed.

In the case our CEO were to terminate their employment agreement due to breach of contract, a substantial downturn in the Company’s business or personnel, a reduction in officer’s role, responsibilities, or compensation, or significant change in the Company’s location of business and operations, the Company would be required to pay a severance package that, in combination with the compensation that would need to be paid to a replacement executive, could have a severe strain on the Company’s finances.

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

Risks Related to Our Securities

Our CEO and Chair, Kevin Brian Cox, has significant control over shareholder matters and the minority shareholders will have little or no control over our affairs.

Mr. Cox currently owns approximately 28.5% of our outstanding voting equity. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Cox is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Cox may have interests that are different from yours. For example, Mr. Cox may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Cox could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and proposals of the Board of Directors (the “Board”) that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The price of our Common Stock has been and may in the future continue to be extremely volatile. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully implement our business objectives;

●	compliance with ongoing regulatory requirements;

●	market acceptance of our products;

●	changes in government regulations;

●	the discontinuation of the ACP program;

●	actual or anticipated fluctuations in our quarterly financial and operating results; and

●	the degree of trading liquidity in our shares of Common Stock.

A decline in the price of our shares of Common Stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

The decline in the price of our shares of Common Stock, could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, a decline in the price of our shares of Common Stock could be especially detrimental to our liquidity and our operations. Such reductions and declines may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If the price for our shares of Common Stock declines, it may be more difficult to raise additional capital. If we are unable to raise sufficient capital, and we are unable to generate funds from operations sufficient to meet our obligations, we will not have the resources to continue our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Our cybersecurity risk management methodology includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
●	individuals, including employees and external third-party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board provides strategic oversight on cybersecurity matters, including material risks associated with cybersecurity threats. The Board has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management methodology. Our Board and the Audit Committee receives periodic updates from our Chief Financial Officer and more frequently as needed, regarding the overall state of our cybersecurity preparedness, information on the current threat landscape, and material risks from cybersecurity threats and cybersecurity incidents. The Audit Committee and our management team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from third-party service providers and reliance on communications with our risk management, legal, and/or compliance personnel.

The Audit Committee reports to the full Board regarding cybersecurity activities. The full Board also receives briefings from management on cyber risk issues and best practices. Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for developing and maintaining our overall cybersecurity risk methodology and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2. PROPERTIES

We presently occupy space at 3 locations: 3124 Brother Blvd, Suite 410, Bartlett, TN 38133 (this building is owned by an entity owned by Mr. Cox, our CEO and Chair), which houses our corporate headquarters along with back office, inventory and marketing departments, 1375 E Woodfield Road, Schaumburg IL 60173, which houses our finance and human resources departments, and 1615 S Ingram Mill, Building B, Springfield, Missouri 65804, which houses our Comprehensive Platform Services technical operations.

See pages F-25 - F-27 for detailed lease information.

We will acquire additional office space as needed.

ITEM 3. LEGAL PROCEEDINGS

(1)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions began in the third quarter of 2023 and are expected to continue in 2024. The case is anticipated set for trial in January 2025.

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections has responded by preparing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. Counsel for Blue Skies Connections has requested that Surge Pays either voluntarily dismiss the subject action or agree to stay the subject action until conclusion of the Oklahoma litigation.

(2)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays.

SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett has filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss granted by the Court. Defendants Rob Rowlen and Terracom, LLC remain as defendants in the case after answering the Second Amended Petition. It is SurgePays’ present intent to vigorously appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, and Government Consulting Solutions, and to continue prosecuting the case against the other Defendants. At this stage, no attempts at settlement have been made.

(3)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is difficult to estimate the amount or range of potential loss. SurgePays Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case has begun written discovery and depositions are expected later this year.

(4)	Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc. On February 13, 2024, in the Superior Court of California, Los Angeles County, Case No. 24 ST CV 03653, Consumer Attorney Marketing Group, LLC (“CAMG”) filed a complaint naming SurgePays, Inc. (the “Company”) a defendant and alleging claims for breach of contract, declaratory judgment and express and implied indemnity. The complaint demands that defendants indemnify CAMG for any damages or losses that CAMG may incur in the case Robert Aliotta, et al. v. SurgePays, Inc. d/b/a SurgeLogics, Case No. 23 C 00042, pending in the U.S. District Court for the Northern District of Illinois. CAMG’s claims against the Company are solely based upon theories of participatory and vicarious liability. The Company was served on or about February 27, 2024. The Company’s answer or other pleading is currently due on March 28, 2024. This case is in the initial stages. The Company has not yet filed an appearance in the matter, and the Court has not scheduled any dates or deadlines. The Company is reviewing the claims and determining its defenses. At this time, it is not possible to estimate the amount or range of potential loss.

(5)	On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process. The case was settled and dismissed in 2023 for $60,000, which has been recorded as a component of general and administrative expenses.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock and the Warrants began trading on the Nasdaq Capital Market under the symbols SURG and SURGW, respectively, on November 2, 2021.

As of March 5, 2024, there were approximately 7,277 holders of record of our Common Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on March 5, 2024 was $6.64.

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

Securities Authorized for Issuance under Equity Compensation Plans

See the information incorporated by reference in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of our common stock authorized for issuance under our stock compensation plans, which information is incorporated herein by reference.

Preferred Stock

As of December 31, 2023, the Company does not have any shares of preferred stock outstanding.

Transfer Agent

The transfer agent of our Common Stock is VStock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Unregistered Sales of Equity Securities

We have previously disclosed in our 10-Qs and 8-Ks filed in 2023 all 2023 sales of securities without registration under the Securities Act of 1933.

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

Our Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless provide mobile broadband (internet connectivity) to low-income consumers nationwide. Our Comprehensive Platform Services consisting of SurgePays Fintech, ECS Prepaid, LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. provides ACH banking relationships and a fintech transactions platform that processes thousands of transactions a day independently owned convenience stores. We are aggressively pursuing the underbanked market directly to the consumer and in the stores they shop.

Please see the description in Item 1 of this Annual Report for a description of our Mobile Virtual Network Operators, Comprehensive Platform Services and Lead Generation business segments.

COMPARISON OF YEAR ENDED DECEMBER 31, 2023 AND 2022

We measure our performance on a consolidated basis as well as the performance of each segment.

We report our financial performance based on the following segments: Mobile Virtual Network Operators (MVNO), Comprehensive Platform Service (Top-up) and Lead Generation. The MVNO segment is further broken down into subsidized and non-subsidized components. The subsidized component or ACP is the result of the mobile broadband (internet connectivity) services provided by SurgePhone Wireless and Torch Wireless to low-income consumers and accounts for the majority of our revenue. The Comprehensive Platform Service segment is comprised of Surge Fintech and ECS as previously shown. The Lead Generation is comprised of LogicsIQ as previously shown.

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 10 – Segment Information and Geographic Data of the Notes to Financial Statements.

Revenues during the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Revenue	$137,141,832	$121,544,190
Cost of revenue (exclusive of depreciation and amortization)	(101,499,341)	(108,074,782)
General and administrative	(16,777,107)	(12,835,623)
Income (Loss) from operations	$18,865,384	$633,785

Revenue increased overall by $15,597,642 (12.8%) from year ended December 31, 2022 to year ended December 31, 2023. The breakout was as follows:

	For the Years Ended December 31,
	2023	2022

Revenues:
Mobile Virtual Network Operator	$118,577,920	$88,351,547
Comprehensive Platform Services	11,341,183	16,319,076
Lead Generation	7,184,283	16,760,656
Other	38,446	112,911
Total	$137,141,832	$121,544,190

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) increased by $30,226,373 (34.2%) relating to the additional revenue stream generated by the increase in subscribers to over 260,000 at the end of 2023 from 200,000 at the end of 2022 since ACP started in August of 2021. According to the FCC website, on February 7, 2024, the ACP stopped accepting new applications and enrollments and the ACP will cease to be funded after April 2024.

Lead Generation services consisting of LogicsIQ revenues decreased by $9,576,373 as a result of operational changes by management in 2023. The Company is still in the process of determining how best this service fits into the overall plans of SurgePays.

Comprehensive Platform Services revenues decreased by $4,977,893 as a result of focusing our efforts on our MVNO segment, specifically the ACP component of the MVNO segment while we strategized on how to enhance our sales and on-boarding approach to adding convenience stores to our platform. The Company expects this segment to be the biggest percent of year-over-year revenue growth opportunity for 2024 and plans to hire a new head of sales for our Comprehensive Platform Service segment to tap into such growth opportunity.

If the ACP is fully funded, we expect revenue to grow overall for the Company in 2024 and we will be focusing our business efforts on the continued growth of our Mobile Virtual Network Operators and rolling out a new sales approach for the Comprehensive Platform Service segments. Specifically, we plan to grow our Comprehensive Platform Service business by increasing our subscriber base and active store counts in 2024 by hiring a new head of sales. Our planned new head of sales has substantial experience and connections with convenience stores that we believe can be added to our platform services. However, if the ACP is not renewed, we expect revenue for the Company in 2024 to substantially decrease because ACP reimbursement we derive a substantial portion of our revenue from the ACP. Additionally, the Company plans to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in the second quarter of fiscal year ending 2024.

Cost of Revenue, Gross Profit and Gross Margin

For the year of 2023, cost of revenue for services primarily consists of data plan expenses ($28,612,000), devices ($28,476,000), marketing and advertising ($23,227,000), and other expenses such as royalties and call-center expenses ($3,604,000). For the year of 2022, cost of revenue for services primarily consists of data plan expenses ($21,056,000), devices ($35,313,000), marketing and advertising ($17,449,000), and other expenses such as royalties and call-center expenses ($2,312,000).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

The Company expects to continue the improvement of gross margin in the MVNO segment, assuming the ACP program if fully funded for 2024. The Company expects the overall cost to acquire a new ACP subscriber will decrease in 2024 as we introduce new social media approaches to capture new subscribers. We anticipate the cost of device acquisition will continue to be lower in 2024 as we transition from buying devices to using SIM cards to capture and switch subscribers to our services. As we roll out new approaches to acquire an ACP subscriber, our marketing-related expenses should decrease.

In addition, the Company plans to implement a new sales force for Comprehensive Platform Services to capture what we believe is an untapped underbanked convenience store market.

	For the Years Ended December 31,
	2023	2022

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$83,918,968	$76,130,286
Comprehensive Platform Services	11,281,722	16,966,332
Lead Generation	6,228,650	14,975,647
Other	70,001	2,517
Total	$101,499,341	$121,544,190

Gross profit margin is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and the cost of our products from manufacturers. Our gross profit in future periods will vary based upon our revenue stream mix and may increase based upon our distribution channels.

	For the Years Ended December 31,
	2023	2022

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$34,658,952	$12,221,261
Comprehensive Platform Services	59,461	(647,256)
Lead Generation	955,633	1,785,009
Other	(31,555)	110,394
Total	$35,642,491	$13,469,408

The Company expects to continue the improvement of gross margin in all segments, assuming the ACP program is fully funded for 2024.

	For the Years Ended December 31,
	2023		2022

Gross Margin:
Mobile Virtual Network Operator	%	29.2%	13.8
Comprehensive Platform Services		0.5	(4.0)
Lead Generation		13.3	10.6
Other		(82.1)	97.8
Total	%	26.0%	11.1

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale.

General and administrative during the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Depreciation and amortization	$1,064,099	$931,593
Selling, general and administration	15,713,008	11,904,030
Total	$16,777,107	$12,835,623

The increase in depreciation and amortization costs for 2023 is the result of capitalizing costs associated with software enhancements to our various software platforms in 2023.

Selling, general and administrative expenses during the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Contractors and consultants	$2,715,605	$1,667,016
Professional services	1,949,407	1,204,133
Compensation	6,342,955	4,780,885
Computer and internet	858,041	403,583
Advertising and marketing	152,851	259,393
Bad debt expense (recovery)	-	(7,767)
Insurance	1,249,556	1,535,687
Other	2,444,593	2,061,100
Total	$15,713,008	$11,904,030

Selling, general and administrative costs (S, G & A) increased by $3,808,978 (32.0%). The changes are discussed below:

●	Contractors and consultants expense increased by $1,048,589 or 62.9% from $1,667,016 in 2022 to $2,715,605 in 2023. The Company engaged several contractors to overhaul the financial platform to allow for the conversion to a tablet-based transaction at the store level from the outdated VeriFone terminal. The Company also engaged with consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value.

●	Professional services increased $745,274 or 61.9% in 2023 primarily due to an increase in legal fees of $599,535. Specifically, the legal fees for the Blue Skies Connections, LLC litigation increased by $199,153 from 2022 to 2023.

●	Compensation increased from $4,780,885 in 2022 to $6,342,955 in 2023 primarily as a result of one-time bonuses paid to various management personnel and the implementation of an employee stock program in 2023. There was a non-cash component for $576,625 related to the implementation of a stock option plan for all employees except the executives. The overall cash payment to executives increased by less than 10% year over year. The remaining increase in 2023 was related to additional hires over the course of 2022.

●	Computer and internet costs increased to $858,041 in 2023 from $403,583 in 2022. The increase was primarily the result of increased internet support services and database management costs. A significant portion of the increase was related to the continued maintenance and enhancements of the shockwave software platform. In 2022, the expenses for the Shockwave software represented only a 6-month period of time whereas the 2023 activity includes 12 months of similar expenses.

●	Advertising and marketing costs decreased to $152,851 in 2023 from $259,393 in 2022 primarily as a result of a shift from marketing-oriented vendors to investor relation type vendors. This also relates to the increase in the overall spending with contractors and consultants to try to obtain new ACP customers through direct marketing efforts to individuals and social media marketing efforts to educate individuals that they may be eligible for ACP.

●	Insurance expense decreased to $1,249,556 in 2023 from $1,535,687 in 2022 primarily as a result of improved premium rates for the renewal of coverage in 2023.

●	Other costs increased to $2,444,593 in 2023 from $2,061,100 in 2022 primarily due to an increase in the vesting of options for the board of directors and cybersecurity insurance premiums, as well as various administrative expenses such as office, building, travel and bank fees.

Other (expense) income during the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Interest, net	$(595,975)	$(1,843,396)
Gain (loss) on equity investment in Centercom	110,203	(89,082)
Gain (loss) on settlement of liabilities	-	336,726
Amortization of debt discount	-	(115,404)
Other income	-	524,143
Total other (expense) income	$(485,772)	$(1,187,013)

Interest expense decreased to $595,975 in 2023 from $1,843,396 in 2022 primarily due to the payoff of various debt instruments in 2023.

The equity investment in Centercom, an unconsolidated subsidiary of the Company in which we are a minority owner, increased by $110,203 in 2023 compared to a decrease of $89,082 in 2022.

During 2022, the Company received a forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Services

The Company issued 242,615 shares of common stock for services rendered, having a fair value of $1,290,024 ($4.19 - $9.40/share), based upon the quoted closing trading price. All of these shares are for consultants based upon agreements.

Exercise of Warrants

The Company issued 43,814 shares of common stock in June 2023 upon an exercise of warrants with an exercise price of $4.73 for $207,240.

Non-Vested Shares – Related Parties

Chief Financial Officer

In 2023, the Company granted common stock to its Chief Financial Officer having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price. The vesting schedule is as follows:

July 1, 2024	66,667 shares
August 1, 2024	66,667 shares
September 1, 2024	66,667 shares
October 1, 2024	66,667 shares
November 1, 2024	66,667 shares
December 1, 2024	66,665 shares
December 31, 2025	200,000 shares

For the year ended December 31, 2023, the Company recognized stock compensation expense of $486,242 related to vesting.

Board Directors

In 2023, the Company granted an aggregate 95,000 shares of common stock to various members of the Board of Directors, having a fair value of $519,500 ($5.14 - $5.53/share), based upon the quoted closing trading price.

The shares will vest at the earlier to occur:

-	Board Member no longer serves in that capacity for any reason, except for reasons related to cause,
-	Occurrence of a change in control; and
-	Fifth anniversary of the effective date (2028)

The Company records stock compensation expense over the five (5) year vesting period. All shares are expected to vest in accordance with the terms of the service agreement.

For the year ended December 31, 2023, the Company recognized stock compensation expense of $43,292 related to vesting.

For the year ended December 31, 2023, total related stock compensation expense due to vesting was $529,534.

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

Exercise of Warrants

The Company issued one hundred (100) shares of common stock in connection with an exercise of one hundred (100) warrants at an exercise price of $4.73 per share for proceeds of $473.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023 and 2022, our current assets were $33,366,661 and $27,563,785, respectively, and our current liabilities were $12,705,044 and $23,464,062, respectively, which resulted in a working capital surplus of $20,661,617 and of $4,099,723, respectively. The increase in current assets is a result of expansion of the Affordable Connectivity Program, whereby cash increased by $7,586,406.

Total assets at December 31, 2023 and 2022 amounted to $41,925,307 and $34,003,506, respectively. The increase in total assets is a result of the expansion of the Affordable Connectivity Program, whereby cash increased by $ 7,586,406 and inventory decreased by $2,139,648. Total assets increased by $7,921,801 from December 31, 2022 to December 31, 2023. At December 31, 2023, assets consisted of current assets of $33,366,661, net property and equipment of $361,841, net intangible assets of $2,126,470, goodwill of $1,666,782, equity investment in Centercom of $464,409, note receivable of $176,851, internal use software of $539,424, operating lease right of use asset of $387,869, and deferred income taxes of $2,835,000 compared to current assets of $27,563,785, net property and equipment of $643,373, net intangible assets of $2,779,977, goodwill of $1,666,782, equity investment in Centercom of $354,206, note receivable of $176,851, internal use software of $387,180, and operating lease right of use asset of $431,352.

At December 31, 2023, our total liabilities were $13,521,843 compared to total liabilities of $28,885,253 at December 31, 2022. This $15,363,410 decrease was related to the repayment during 2023 of the installment sales liability of $13,018,184 at December 31, 2022.

At December 31, 2023, our total stockholders’ surplus was $28,403,464 as compared to $5,118,253 at December 31, 2022.

The Company’s cash position on February 29, 2024 was approximately $40,500,000. This position was due to a capital raise we conducted in mid-January, resulting in net proceeds of approximately $13,700,000 (2,678,571 shares of common stock) and the allotment exercise in mid-February for an additional $2,000,000 (401,785 shares of common stock). Additionally, the Company has seen a steady flow of tradeable warrants being exercised as of the new year. In January 2024, 4,125 warrants were exercised at $4.73 for cash proceeds of $19,511 and in February 2024, 1,773,606 warrants were exercised at $4.73 for cash proceeds of $8,389,156. The outstanding warrant balance as of February 29, 2024 is 3,468,355. As long as the tradeable warrants are in the money, the Company expects to see continued exercise of warrants for the remainder of the year, as these tradeable warrants expire in early November 2024.

Additionally, on March 12, 2024, the Company entered into an amended and restated promissory note (the “Amended Note”) with SMDMM Funding, LLC, a Company owned and controlled by our CEO, with which the Company currently has two outstanding notes, one in the original principal amount of $1,108,150.31 that was due on December 31, 2023 (the “One Year Note”), and another in the original principal amount of $4,026,413.00 due on December 31, 2024 (the “Two Year Note”). The Amended Note consolidated the One Year Note and Two Year Note into one note with outstanding principal of $4,758,088.74 and sets the principal and established interest to be paid over the course of thirty-three equal monthly payments beginning March 31, 2024, and ending December 31, 2026. Assuming we do not take on additional debt, this will effectively eliminate the debt from the balance sheet by the end of 2026. There will remain an SBA long-term note with favorable terms for approximately $460,000.

We also expect the positive operating income results of 2023 to continue into 2024, assuming the ACP program is fully funded for the remainder of 2024. The Company has contingency plans in place if the funding is delayed or not approved. While this event would impact all aspects of the Company, we believe the current cash position would be sufficient to bridge the gap as we continued our efforts to grow other parts of the Company. The gross margins for each segment of the Company are also expected to improve over the course of 2024, assuming the ACP program is fully funded for the remainder of 2024. The Company believes there continues to be operating and logistic savings to be implemented during 2024, directly impact our cost to acquire subscribers and manage the relationship with the convenience store base.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2023 and 2022.

	2023	2022

Net cash provided by or (used in) operating activities	$10,287,345	$793,272
Net cash used in investing activities	(281,304)	(1,498,582)
Net cash provided by financing activities	(2,419,635)	1,457,468
Net change in cash and cash equivalents	$7,586,406	$752,158

As a result of net positive cash provided by operating activities in 2023, the cash increased in 2023 by $7,586,406, compared to an increase of cash increase provided in operations of $793,272 in 2022.

At December 31, 2022, the Company had the following material commitments and contingencies.

Cash requirements and capital expenditures –At the current level of operations, the Company does not anticipate borrowing funds to meet basic operating costs. Based on the current financial position of the Company, even if the ACP program is delayed or not funded in 2024, we have sufficient resources for the next twelve months.

Known trends and uncertainties – The Company is planning to acquire other businesses with similar business operations. The uncertainty of the economy and program funding for the ACP program may delay the planned business expansion.

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

Significant estimates during the years ended December 31, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (first-in, first-out method). For items manufactured by third parties, cost is determined using the weighted average cost method (WAC). We write down inventory when it has been determined that conditions exist that may not allow the inventory to be sold for at the intended price or the inventory is determined to be obsolete based on assumption about future demand and market conditions. The charge related to inventory write-downs is recorded as cost of goods sold. We evaluate inventory at least annually and at other times during the year. We have incurred and may in the future incur charges to write down inventory.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Management identified no material weaknesses in our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. During the year ended December 31, 2023, management identified no weaknesses.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is omitted from this Annual Report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2024 Annual Meeting (the “Proxy Statement”) on the date hereof and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the Proxy Statement.

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation filed August 22, 2006	SB-2	3.1	03/14/2007
3.2	Articles of Merger filed July 25, 2008	S-1/A	3.2	10/21/2021
3.3	Certificate of Amendment to Articles of Incorporation filed April 27, 2009	10-K/A	3.1	05/14/2013
3.4	Certificate of Amendment to Articles of Incorporation filed May 13, 2015	8-K/A	3.1	12/11/2015
3.5	Certificate of Amendment to Articles of Incorporation filed June 30, 2015	S-1/A	3.5	10/21/2021
3.6	Certificate of Amendment to Articles of Incorporation filed October 10, 2017	S-1/A	3.6	10/21/2021
3.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017	S-1/A	3.7	10/21/2021
3.8	Certificate of Amendment to Articles of Incorporation filed October 29, 2020	8-K	3.1	11/5/2020
3.9	Certificate of Amendment, filed November 1, 2021	8-K	3.1	11/5/2021
3.10	Bylaws	SB-2	3.2	03/14/2007
3.11	Amended Bylaws	10-K/A	3.2	05/14/2013
3.12	Amended Bylaws	8-K/A	3.2	12/11/2015
4.1	Warrant, dated March 8, 2021, issued to Evergreen Capital Management LLC	8-K	4.2	03/16/2021
4.2	Form of Underwriter’s Warrants	8-K	4.1	11/5/2021
4.3	Warrant Agency Agreement between SurgePays, Inc. and VStock Transfer, LLC, dated November 4, 2021	8-K	4.2	11/5/2021
4.4	Description of Securities	10-K	4.4	03/30/2023
4.5	Form of Promissory Note Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.1	08/11/2022
4.6	Form of Warrant with $4.73 Exercise Price Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.2	08/11/2022
4.7	Revolving Secured Promissory Note with Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	4.3	08/11/2022
10.1+	Consulting Agreement, dated September 25, 2017, by and between KSIX MEDIA HOLDINGS, INC. and David C. Ansani	S-1	10.2	09/12/2019
10.2+	Director Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.1	07/24/2019
10.3+	Director and Officer Indemnification Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.2	07/24/2019
10.4	Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on April 24, 2020	10-K	10.22	05/12/2020
10.5	Paycheck Protection Program Note, dated April 18, 2020, issued to Bank 3	10-Q	10.4	08/14/2020

10.6		Office Lease, dated May 5, 2020, by and between Woodfield Financial Center LLC and Surge Holdings Inc.	S-1/A	10.31	02/16/2021
10.7		Master Services Agreement by and between Surge Pays, Inc. and Glass Mountain BPO, dated January 1, 2021	S-1/A	10.32	02/16/2021
10.8		Commercial Lease Agreement, dated July 10, 2019, by and between CardDawg Investments, LLC and Surge Holdings, Inc.	S-1/A	10.35	02/16/2021
10.9		Form of On Demand Promissory Note issued by the Company in favor of SMDMM Funding, LLC	S-1/A	10.36	09/22/2021
10.10		Stock Purchase Agreement, by and among, SurgePays, Inc., Torch Wireless, and the Parties Listed Therein, dated April 6, 2022	8-K	10.1	04/12/2022
10.11		Installment Sale Agreement, by and among, SurgePays, Inc., SurgePhone Wireless LLC, Torch Wireless, and Affordable Connectivity Financing V Limited Liability Company, dated November 17, 2022	8-K	10.1	11/23/2022
10.12		Paying Agent Agreement, by and among, SurgePhone Wireless LLC, Torch Wireless, Affordable Connectivity Financing V Limited Liability Company, and Ivy Dallas Funding, LLC, dated November 17, 2022	8-K	10.2	11/23/2022
10.13		Consulting Agreement, by and between the Company and Jay Jones, dated December 19, 2022	8-K	10.1	12/23/2022
10.14+		Weisberg Director Agreement, by and between the Company and Ms. Weisberg, dated December 19, 2022	8-K	10.2	12/23/2022
10.15+		Form of Indemnification Agreement	8-K	10.3	12/23/2022
10.16+		Employment Agreement between SurgePays, Inc. and Kevin Brian Cox	10-Q	10.1	05/16/2022
10.17+		Employment Agreement between SurgePays, Inc. and Anthony Evers, dated August 8, 2022	10-Q	10.3	08/11/2022
10.18+		SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan	10-K	10.18	03/30/2023
10.19		Loan Agreement between the Company and Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	10.1	08/11/2022
10.20		Security Agreement between the Company and Lender, dated April 8, 2022	10-Q	10.2	08/11/2022
10.21		Form of Restricted Share Award Agreement	10-Q	10.1	08/10/2023
10.22		Form of Employment Agreement with Anthony Evers	10-Q	10.1	11/14/2023
10.23		Form of Employment Agreement with Kevin Brian Cox	8-K	10.1	01/03/2024
10.24		Underwriting Agreement, dated as of January 17, 2024, between SurgePays, Inc. and Titan Partners Group	8-K	1.1	01/22/2024
10.25		Form of Promissory Note with SMDMM Funding, LLC				X
14.1		SurgePays, Inc. Code of Ethics and Business Conduct	10-K	14.1	03/24/2022
19.1		SurgePays, Inc. Insider Trading Policy				X
21.1		List of Subsidiaries				X
23.1		Consent of Rodefer Moss & Co., PLLC				X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
97.1		SurgePays, Inc. Executive Compensation Clawback Policy				X

101.INS		Inline XBRL Instance Document				X

101.SCH		Inline XBRL Taxonomy Extension Schema				X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase				X

	+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

	*	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgePays, Inc.

Date: March 12, 2024	By:	/s/ Kevin Brian Cox
	Name:	Kevin Brian Cox
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Brian Cox	Chief Executive Officer and Director	March 12, 2024
Kevin Brian Cox	(Principal Executive Officer)

/s/ Anthony Evers	Chief Financial Officer	March 12, 2024
Anthony Evers	(Principal Financial Officer and Principal Accounting Officer

/s/ David N. Keys	Director	March 12, 2024
David N. Keys

/s/ David May	Director	March 12, 2024
David May

/s/ Laurie Weisberg	Director	March 12, 2024
Laurie Weisberg

/s/ Richard Schurfeld	Director	March 12, 2024
Richard Schurfeld

SurgePays, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SurgePays, Inc. & Subsidiaries

Bartlett, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SurgePays, Inc. & Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Description of the matter

The Company generates revenue from the delivery of processing, service and product solutions. Revenue is measured based on consideration specified in a contract with a customer, and the Company recognizes revenue when it satisfies a performance obligation by processing the transaction, which is at a point in time. The Company’s revenue consists of a significant volume of transactions sourced from systems and applications. The processing of such transactions and recording of the majority of revenue is system-driven and based on contractual terms with customers. Revenue is recognized when the services and products are delivered to the customers and control is transferred, which is at a point in time. The Company also has significant revenue from providing services and products under the Affordable Connectivity Program. Revenue is recognized after services and products have been delivered to an eligible customer based on contracts with the customer.

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

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2017

Johnson City, Tennessee

March 12, 2024

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets

Current Assets
Cash	$14,622,060	$7,035,654
Accounts receivable - net	9,536,074	9,230,365
Inventory	9,046,594	11,186,242
Prepaids and other	161,933	111,524
Total Current Assets	33,366,661	27,563,785

Property and equipment - net	361,841	643,373

Other Assets
Note receivable	176,851	176,851
Intangibles - net	2,126,470	2,779,977
Internal use software development costs - net	539,424	387,180
Goodwill	1,666,782	1,666,782
Investment in CenterCom	464,409	354,206
Operating lease - right of use asset - net	387,869	431,352
Deferred income taxes - net	2,835,000	-
Total Other Assets	8,196,805	5,796,348

Total Assets	$41,925,307	$34,003,506

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$6,439,120	$5,784,374
Accounts payable and accrued expenses - related party	1,048,224	1,728,721
Accrued income taxes payable	570,000	-
Installment sale liability	-	13,018,184
Deferred revenue	20,000	243,110
Operating lease liability	43,137	39,490
Notes payable - related parties	4,584,563	1,108,150
Notes payable	-	1,542,033
Total Current Liabilities	12,705,044	23,464,062

Long Term Liabilities
Note payable	-	53,134
Notes payable - related parties	-	4,493,798
Notes payable - SBA government	460,523	474,846
Operating lease liability	356,276	399,413
Total Long-Term Liabilities	816,799	5,421,191

Total Liabilities	13,521,843	28,885,253

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 14,403,261 and 14,116,832 shares issued and outstanding, respectively	14,404	14,117
Additional paid-in capital	43,421,019	40,780,707
Accumulated deficit	(15,186,203)	(35,804,106)
Stockholders’ equity	28,249,220	4,990,718
Non-controlling interest	154,244	127,535
Total Stockholders’ Equity	28,403,464	5,118,253

Total Liabilities and Stockholders’ Equity	$41,925,307	$34,003,506

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022

Revenues	$137,141,832	$121,544,190

Costs and expenses
Cost of revenues	101,499,341	108,074,782
General and administrative expenses	16,777,107	12,835,623
Total costs and expenses	118,276,448	120,910,405

Income from operations	18,865,384	633,785

Other income (expense)
Interest expense	(595,975)	(1,843,396)
Gain (loss) on investment in CenterCom	110,203	(89,082)
Amortization of debt discount	-	(115,404)
Gain on forgiveness of PPP loan - government	-	524,143
Other income	-	336,726
Total other income (expense) - net	(485,772)	(1,187,013)

Net income (loss) before provision for income taxes	18,379,612	(553,228)

Provision for income tax benefit (expense)	2,265,000	-

Net income (loss) including non-controlling interest	20,644,612	(553,228)

Non-controlling interest	26,709	127,535

Net income (loss) available to common stockholders	$20,617,903	$(680,763)

Earnings (loss) per share - attributable to common stockholders
Basic	$1.45	$(0.05)
Diluted	$1.38	$(0.05)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	14,258,172	12,395,364
Diluted	14,922,881	12,395,364

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2022	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

Stock issued for services	242,615	243	1,289,781	-	-	1,290,024

Recognition of stock-based compensation - unvested shares - related parties	-	-	529,534	-	-	529,534

Recognition of stock-based compensation - stock options	-	-	576,625	-	-	576,625

Recognition of stock-based compensation - stock options - related party	-	-	37,176	-	-	37,176

Exercise of warrants for cash	43,814	44	207,196	-	-	207,240

Non-controlling interest	-	-	-	-	26,709	26,709

Net income	-	-	-	20,617,903	-	20,617,903

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	$154,244	$28,403,464

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2022

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2021	260,000	$260	-	$-	12,063,834	$12,064	$38,662,340	$(35,123,343)	$-	$3,551,321

Conversion of preferred stock to common stock - related parties	(260,000)	(260)	-	-	1,300,000	1,300	(1,040)	-	-	-

Conversion of debt into common stock - related party	-	-	-	-	270,745	271	1,086,142	-	-	1,086,413

Stock issued for services	-	-	-	-	50,000	50	103,450	-	-	103,500

Recognition of stock-based compensation - stock options	-	-	-	-	-	-	37,176	-	-	37,176

Stock issued as direct offering costs	-	-	-	-	200,000	200	(200)	-	-	-

Stock issued to purchase software	-	-	-	-	85,000	85	411,315	-	-	411,400

Warrants issued as debt issue costs	-	-	-	-	-	-	115,404	-	-	115,404

Warrants issued as interest expense	-	-	-	-	-	-	365,794	-	-	365,794

Exercise of warrants (cashless)	-	-	-	-	147,153	147	(147)	-	-	-

Exercise of warrants	-	-	-	-	100	-	473	-	-	473

Non-controlling interest	-	-	-	-	-	-	-	-	127,535	127,535

Net loss	-	-	-	-	-	-	-	(680,763)	-	(680,763)

December 31, 2022	-	$-	-	$-	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022

Operating activities
Net income (loss) - including non-controlling interest	$20,644,612	$(553,228)
Adjustments to reconcile net income (loss) to net cash provided by operations
Bad debt expense (recovery)	90,009	(59,485)
Provision for inventory obsolescence	-	51,718
Depreciation and amortization	935,039	933,384
Amortization of right-of-use assets	43,483	55,316
Amortization of debt discount/debt issue costs	-	115,404
Amortization of internal use software development costs	129,060	-
Stock issued for services	1,290,024	103,500
Recognition of stock-based compensation - unvested shares - related parties	529,534	-
Recognition of share-based compensation - options	576,625	-
Recognition of share-based compensation - options - related party	37,176	37,176
Warrants issued for interest expense	-	365,794
(Gain) loss on equity method investment - CenterCom	(110,203)	89,082
Gain on forgiveness of PPP loan	-	(524,143)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(395,718)	(5,920,991)
Inventory	2,139,648	(6,878,664)
Prepaids	(50,409)	(111,524)
Deferred income taxes - net	(2,835,000)	-
Increase (decrease) in
Accounts payable and accrued expenses	654,746	(812,227)
Accounts payable and accrued expenses - related party	(680,497)	966,468
Accrued income taxes payable	570,000	-
Installment sale liability - net	(13,018,184)	13,018,184
Deferred revenue	(223,110)	(33,140)
Operating lease liability	(39,490)	(49,352)
Net cash provided by operating activities	10,287,345	793,272

Investing activities
Purchase of property and equipment	-	(11,402)
Capitalized internal use software development costs	(281,304)	(387,180)
Purchase of software	-	(300,000)
Acquisition of Torch, Inc.	-	(800,000)
Net cash used in investing activities	(281,304)	(1,498,582)

Financing activities
Proceeds from exercise of common stock warrants	207,240	473
Repayments of loans - related party	(1,017,385)	-
Proceeds from notes payable	-	6,700,000
Repayments on notes payable	(1,595,167)	(5,231,251)
Repayments on notes payable - SBA government	(14,323)	(11,754)
Net cash provided (used in) by financing activities	(2,419,635)	1,457,468

Net increase in cash	7,586,406	752,158

Cash - beginning of year	7,035,654	6,283,496

Cash - end of year	$14,622,060	$7,035,654

Supplemental disclosure of cash flow information
Cash paid for interest	$222,326	$523,005
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Debt issue costs recorded in connection with notes payable	$-	$115,404
Stock issued to acquire software	$-	$411,400

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The parent (SurgePays, Inc.) and subsidiaries are organized as follows:

Company Name	Incorporation Date	State of Incorporation
SurgePays, Inc.	August 18, 2006	Nevada
KSIX Media, Inc.	November 5, 2014	Nevada
KSIX, LLC	September 14, 2011	Nevada
Surge Blockchain, LLC	January 29, 2009	Nevada
Injury Survey, LLC	July 28, 2020	Nevada
DigitizeIQ, LLC	July 23, 2014	Illinois
LogicsIQ, Inc.	October 2, 2018	Nevada
Surge Payments, LLC	December 17, 2018	Nevada
SurgePhone Wireless, LLC	August 29, 2019	Nevada
SurgePays Fintech, Inc.	August 22, 2019	Nevada
ECS Prepaid, LLC	June 9, 2009	Missouri
Central States Legal Services, Inc.	August 1, 2003	Missouri
Electronic Check Services, Inc.	May 19, 1999	Missouri
Torch Wireless*	January 29, 2019	Wyoming

*	Effective January 1, 2022, the Company acquired Torch Wireless

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”).

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2023, the Company had:

●	Net income available to common stockholders of $20,617,903; and
●	Net cash provided by operations was $10,287,345

Additionally, at December 31, 2023, the Company had:

●	Accumulated deficit of $15,186,203
●	Stockholders’ equity of $28,403,464; and
●	Working capital of $20,661,617

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $14,622,060 at December 31, 2023.

The Company has historically incurred significant losses and has not, prior to 2023, demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will continue to be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended December 31, 2024, and our current capital structure including equity-based instruments and our obligations and debts.

The Company believes it has sufficient cash resources on hand along with access to additional debt and/or equity-based capital from third parties and related parties as needed to meet its current obligations for a period that is one year from the issuance date of these financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Management’s strategic plans include the following:

●	Sustain our growth of the Affordable Connectivity Program revenue stream,
●	Expand product and services offerings to a larger surrounding geographic area,
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

Effective January 1, 2022, the Company executed a management agreement with Torch Wireless (“Torch” or “TW”). Generally, the Company was engaged to handle the following services:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

For the years ended December 31, 2023 and 2022, the Company incurred expenses of $0 and $1,679,723, respectively, related to the residual payments. All expenses are included as a component of cost of goods sold.

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

At December 31, 2023 and December 31, 2022 goodwill was $1,666,782.

There were no impairment losses for the years ended December 31, 2023 and 2022, respectively.

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

Payments are scheduled as follows:

For the Year Ended December 31,

2024	$141,759	**
2025	44,766
	186,525
Less: amount representing interest	(9,674)
Total	$176,851

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

See Note 8 for Contingencies – Legal Matters for additional discussion.

**The amount due for the year ended December 31, 2024 includes $52,227 of payments which were due as of December 31, 2023.

As of December 31, 2023, the Company believes the note is collectible.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless business segment made up approximately 86% and 73% of total consolidated revenues for the years ended December 31, 2023 and 2022, respectively.

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 97% and 96% of accounts receivable at December 31, 2023 and 2022, respectively.

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

Significant estimates during the years ended December 31, 2023 and 2022, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

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

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program will cease to be funded after April 2024. The Company believes that the program will be funded by Congress, however, at this time, we cannot predict any outcome. See discussion below regarding revenue recognition.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At December 31, 2023 and 2022, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At December 31, 2023 and 2022, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At December 31, 2023 and 2022, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $17,525 at December 31, 2023 and 2022, respectively.

There was bad debt expense of $90,009 and $0 for the years ended December 31, 2023 and 2022, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

There was a provision for inventory obsolescence of $0 and $51,718 for the years ended December 31, 2023 and 2022, respectively.

During 2023, management determined that $2,411,445 of tablets purchased and made available for distribution were not claimed. These tablets were recorded as a component of cost of goods sold in the accompanying consolidated statements of operations.

At December 31, 2023 and 2022, the Company had inventory of $9,046,594 and $11,186,242, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

There were no impairment losses for the years ended December 31, 2023 and 2022, respectively.

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

There were no impairment losses for the years ended December 31, 2023 and 2022, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component and there are no contracts with variable consideration.

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

Mobile Virtual Network Operators

SurgePhone Wireless (“SPW”) and Torch Wireless are licensed to provide subsidized mobile broadband services through the ACP to qualifying low-income customers to all fifty (50) states. Revenues are recognized when an ACP application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

Lead Generation Services

LogicsIQ, Inc. is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. Revenues are earned from our lead generation retained services offerings and call center activities through CenterCom.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Effective February 1, 2023, LogicsIQ started offering call center services to existing clients. These services are similar in nature to the services CenterCom offers LogicsIQ. The total revenue from these services for the years ended December 31, 2023 and 2022, was $1,545,397 and $0, respectively.

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

Comprehensive Platform Services

Revenues are generated through the sale of telecommunication products such as mobile phones, wireless top-up refills, and other mobile related products. At the time in which our products are sold through our online web portal (point of sale), our performance obligation is considered complete. At point of sale (completion of performance obligation), our web portal platform initiates an automated clearing house transaction (ACH) resulting in the recording revenue.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At December 31, 2023 and 2022, the Company had deferred revenue of $20,000 and $243,110, respectively.

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023		2022
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$118,577,920	86.46%	$88,351,547	72.69%
Comprehensive Platform Services	11,341,183	8.27%	16,319,076	13.43%
Lead Generation	7,184,283	5.24%	16,760,656	13.79%
Other	38,446	0.03%	112,911	0.09%
Total Revenues	$137,141,832	100%	$121,544,190	100%

The above disaggregation of revenues includes the following entities:

Mobile Virtual Network Operators (SPW and TW),

Comprehensive Platform Services (Surge Fintech and ECS),

Lead Generation (LogicsIQ); and

Other (Surge Blockchain)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Cost of Revenues

Cost of revenues consists of purchased telecom services including data usage and access to wireless networks. Additionally, cost of revenues consists of prepaid phone cards, commissions, and advertising costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and 2022, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the Company generated net income. The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which was evaluated for applicability in offsetting the current taxable net income. The Company has determined that the net operating loss carryforward is limited to 80% of the current year’s net taxable income.

The Company has accrued an income tax liability of $570,000, which is a component of the accompanying consolidated balance sheet. See Note 12.

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

At December 31, 2023 and December 31, 2022, our investment in CenterCom was $464,409 and $354,206, respectively.

During the years ended December 31, 2023 and 2022, we recognized a gain of $110,203 and a loss of $89,082, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $152,851 and $259,393 in marketing and advertising costs during the years ended December 31, 2023 and 2022, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Potentially dilutive common shares may consist of contingently issuable shares, common stock issuable upon the conversion of stock options and warrants (using the treasury stock method), and convertible debt. These common stock equivalents may be dilutive in the future.

In the event of a net loss, diluted loss per share is the same as basic loss per share since the effect of the potential common stock equivalents upon conversion would be anti-dilutive.

The following potentially dilutive equity securities outstanding as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Warrants	5,574,253	5,681,392
Stock options	116,174	6,801
Total common stock equivalents	5,690,427	5,688,193

Warrants and stock options included as commons stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at December 31, 2023, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 2023 and 2022. The Company had a net loss in 2022, as a result, basic and diluted earnings per share for the year ended December 31, 2022 are the same.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Numerator
Net income	$20,617,903	$(680,763)

Denominator
Weighted average shares outstanding - basic	14,258,172	12,395,364
Effect of dilutive securities	664,709	-
Weighted average shares outstanding - diluted	14,922,881	12,395,364

Earnings (loss) per share - basic	$1.45	$(0.05)
Earnings (loss) per share - diluted	$1.38	$(0.05)

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

During the years ended December 31, 2023 and 2022, the Company incurred expenses with related parties in the normal course of business totaling $166,356 and $20,125,153, respectively, as follows:

Related Parties	December 31, 2023	December 31, 2022
321 Communications, Inc.	$-	$16,035,093	3
Carddawg Investments, Inc.	166,356	166,356	1
CenterCom USA, Inc.	-	2,759,763	2
National Relief Telecom	-	1,163,941	3
Total	$166,356	$20,125,153

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)
2	- represents an entity controlled by a former officer and director (Anthony N. Nuzzo), who passed away in 2022.
3	- represents an entity controlled by a former director (Jay Jones), who resigned in 2022.

From time to time, the Company may use credit cards to pay corporate expenses, these credit cards are in the names of certain of the Company’s officers and directors. These amounts are insignificant.

See Note 6 for debt transactions with our Chief Executive Officer.

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

DECEMBER 31, 2023 AND 2022

This guidance was adopted on January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	December 31, 2023	December 31, 2022	Lives (Years)

Computer equipment and software	$1,006,286	$1,006,286	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	1,089,038
Less: accumulated depreciation/amortization	727,197	445,665
Property and equipment - net	$361,841	$643,373

In June 2022, the Company acquired software having a fair value of $711,400. Payment for the software consisted of $300,000 as well as the issuance of 85,000 shares of common stock having a fair value of $411,400 ($4.84/share), based upon the quoted closing trading price.

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $281,532 and $279,877, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	December 31, 2023	December 31, 2022	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(3,627,050)	(2,973,543)
Intangibles - net	$2,126,470	$2,779,977

Amortization expense for the years ended December 31, 2023 and 2022 was $653,507, respectively.

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Years Ended December 31:

2024	653,507
2025	653,507
2026	653,507
2027	165,949
Total	$2,126,470

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

			Estimated Useful
Type	December 31, 2023	December 31, 2022	Life (Years)

Internal Use Software Development Costs	$668,484	$387,180	3
Less: accumulated amortization	129,060	-
Internal Use Software Development Costs - net	$539,424	$387,180

Costs incurred for Internal Use Software Development Costs

Management has determined that all costs incurred in 2023 ($281,304) related to internal use software development costs related to the application and infrastructure development stage were completed as of December 31, 2023. Amortization of these costs will begin in 2024.

Management determined that all costs incurred in 2022 ($387,180) related to internal use software development costs related to the application and infrastructure development stage which were completed as of December 31, 2022. Amortization of these costs began in 2023.

For the years ended December 31, 2023 and 2022, amortization of internal use software development costs was $129,060 and $0, respectively.

Estimated amortization expense is as follows for the years ended December 31:

2024	222,828
2025	222,828
2026	93,768
Total	$539,424

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at December 31, 2023 and December 31, 2022, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Installment payments, including principal and interest, are due monthly (beginning twelve (12) months from the date of the promissory note) in amounts ranging from $109 - $751/month. The balance of principal and interest is payable over the next thirty (30) years from the date of the promissory note. There are no penalties for prepayment. The EIDL Loan was not required to be refinanced by the PPP loan.

	PPP	EIDL	EIDL	PPP
Terms	SBA	SBA	SBA	SBA	Total

Issuance dates of SBA loans	April 2020	May 2020	July 2020	March 2021
Term	18 months	30 Years	30 Years	5 Years
Maturity date	October 2021	May 2050	July 2050	March 2026
Interest rate	1%	3.75%	3.75%	1%
Collateral	Unsecured	Unsecured	Unsecured	Unsecured
Conversion price	N/A	N/A	N/A	N/A

Balance - December 31, 2021	$126,418	$150,000	$336,600	$518,167	$1,131,185
Forgiveness of loan	-	-	-	(518,167)	(518,167)	1
Repayments	-	(4,078)	(7,676)	-	(11,754)
Reclassification to note payable	(126,418)	-	-	-	(126,418)	2
Balance - December 31, 2022	-	145,922	328,924	-	474,846
Repayments	-	(3,928)	(10,395)	-	(14,323)
Balance - December 31, 2023	$-	$141,994	$318,529	$-	$460,523

1	During 2022, the Company received forgiveness on a PPP loan totaling $524,143, of which $518,167 was for principal and $5,976 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations.

2	During 2021, the Company received a partial forgiveness on a PPP loan totaling $377,743, of which $371,664 was for principal and $6,079 for accrued interest. The Company recorded this forgiveness as other income in the accompanying consolidated statements of operations. In March 2022, the Company refinanced the balance with a third-party bank and the maturity date was extended to March 2025. Monthly payments are $3,566/month. See additional disclosure as part of notes payable summary Note 6 and related note repayment.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Notes Payable – Related Parties

	1	2
	Note Payable	Note Payable
Terms	Related Party	Related Party	Total

Issuance dates of notes	Various	August 2021
Maturity dates	December 31, 2023 December 31, 2024	August 2031
Interest rate	10%	10%
Collateral	Unsecured	Unsecured
Conversion price	N/A	N/A

Balance - December 31, 2021	$5,593,431	$467,385	6,060,816
Conversion of debt into common stock	(1,086,413)	-	(1,086,413)
Reclass of accrued interest to note payable	627,545	-	627,545
Balance - December 31, 2022	5,134,563	467,385	5,601,948
Less: short term	1,108,150	-	1,108,150
Long term	$4,026,413	$467,385	$4,493,798

Balance - December 31, 2022	$5,134,563	$467,385	$5,601,948
Repayments	(550,000)	(467,385)	(1,017,385)
Balance - December 31, 2023	4,584,563	-	4,584,563
Less: short term	4,584,563	-	4,584,563
Long term	$-	$-	$-

1-	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

In 2022, the Company included $627,545 of accrued interest payable into the note balance. In 2022, the Company issued 270,745 shares of common stock at $4.01/share to settle $1,086,413 of debt principal. As a result of the debt conversion with a related party, since gains are not recognized, the Company increased additional paid in capital for $1,086,413.

At December 31, 2023, of the total $4,584,563 due, the Company owed $558,150 that had not been repaid (due December 31, 2023), the balance of $4,026,413 is due December 31, 2024. The Chief Executive Officer has waived any events of default as of December 31, 2023.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

In March 2024, as approved by the Audit Committee, the Company consolidated all remaining outstanding principal ($4,584,563) and accrued interest payable ($498,991) into one note totaling $5,083,554. This note bears interest at 10% and will be repaid ratably over a period of 36 months aggregating $5,905,427 in total payments to be made (inclusive of interest). Each monthly payment will be $164,039. The note is unsecured. The note is expected to be paid in full by December 2026.

Subsequent to year end the Company is current in all payments due.

2-	Activity is with David May, who is a Board Member. The note of $467,385 and related accrued interest of $63,641 (aggregate $531,026) was repaid in 2023.

Notes Payable

	1	2	3	4
Terms	Notes Payable	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	April/June 2022	March 2022	2022
Maturity date	October/November 2022	January/February 2023	March 2023	2025
Interest rate	19%	24%	19%	1%
Default interest rate	26%	N/A	26%	0%
Collateral	Unsecured	All assets	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	N/A	15,000	N/A

Balance - December 31, 2021	$-	$-	$-	$-	$-
Gross proceeds	1,200,000	5,000,000	500,000	-	6,700,000
Reclassification from SBA - PPP note payable	-	-	-	126,418	126,418
Repayments	(100,000)	(5,000,000)	(100,000)	(31,251)	(5,231,251)
Debt issue costs	(76,451)	-	(38,953)	-	(115,404)
Amortization of debt issue costs	76,451	-	38,953	-	115,404
Balance - December 31, 2022	1,100,000	-	400,000	95,167	1,595,167
Repayments	(1,100,000)	-	(400,000)	(95,167)	(1,595,167)
Balance - December 31, 2023	$-	$-	$-	$-	$-

1-	These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

2-	The Company executed a $5,000,000, secured, revolving promissory note with a third party. The Company may draw down on the note at 80% of eligible accounts receivable. The note was repaid in full in November 2022. See below secured revolving date.

3-	These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and were amortized over the life of the debt. Additionally, in September 2022, the Company issued 12,000, three (3) year warrants, which have been treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In October 2022, the Company repaid $100,000.

4-	This loan, originally a PPP loan, was refinanced in 2022 and was extended from October 2021 to March 2025. Monthly payments were $3,566 per month. In 2023, the remaining balance of the note was repaid in full. See Notes Payable – SBA Government Note Summary table above.

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

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Total

2024	$4,584,563	$-	$4,584,563
Thereafter	-	460,523	460,523
Total	$4,584,563	$460,523	$5,045,086

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022, respectively.

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

DECEMBER 31, 2023 AND 2022

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

At December 31, 2023 and 2022, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2023 and 2022, respectively:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Operating Leases	$43,483	$34,294
Interest on lease liabilities	20,804	11,598
Total net lease cost	$64,287	$45,892

Supplemental balance sheet information related to leases was as follows:

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$39,490	$30,948

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$-

Weighted average remaining lease term (in years)
Operating leases	6.50	7.99

Weighted average discount rate
Operating leases	5%	5%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Future minimum lease payments for the years ended December 31:

2024	$61,876
2025	73,460
2026	65,044
2027	66,627
2028	100,246
Thereafter	107,261
Total lease payments	474,514
Less: amount representing interest	(75,101)
Total lease obligations	399,413
Less: short term lease liability	(43,137)
Long term lease liability	$356,276

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary

a.	For the year ended December 31, 2023 - $475,000,
b.	For the year ended December 31, 2024 - $489,250; and
c.	For the year ended December 31, 2025 - $503,928

2.	Annual cash bonus

a.	For the year ended December 31, 2023 - $510,000; and
b.	Future years – to be determined by the Board of Directors

3.	Restricted Stock Awards

a.	Effective November 10, 2023, an award of 600,000 shares of common stock. The fair value of this grant was $3,114,000, based upon the quoted closing price of $5.19/share.
b.	The shares will vest as follows (see below for table on non-vested shares):

i.	400,000 shares ratably over the period July 2024 – December 2024 (66,667 shares per month over a six-month period); and
ii.	200,000 on December 31, 2025,
iii.	Shares shall immediately vest if any of the following occur and the Chief Financial Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

4.	Other

a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

See Note 9 regarding the vesting provisions of these shares.

Chief Executive Officer

In December 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Term – through December 31, 2028

2.	Base salary

a.	For the year ended December 31, 2023 - $750,000,
b.	For each year thereafter an increase of 3%

3.	Annual cash bonus

a.	For the year ended December 31, 2023 - $870,000; and
b.	Future years – to be determined by the Board of Directors

4.	Restricted Stock Awards

a.	Effective March 1, 2024, future stock awards totaling 2,500,000 shares of common stock.
b.	The shares will be issued and vest as follows:

i.	500,000 shares ratably over the period July 2024 – December 2024 (83,333 shares per month over a six-month period). The fair value of this grant was $3,800,000, based upon the quoted closing price of $7.60/share.
ii.	500,000 on June 1, of each subsequent year (2025, 2026, 2027 and 2028), at which time these shares will have their fair value determined. These shares have no stated performance or service requirements, other than to be remain as the Chief Executive Officer, and the expense will be recorded on the grant date; and
iii.	Shares shall immediately vest if any of the following occur and the Chief Executive Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

5.	Annual Revenue Goals (only one (1) award per goal may be earned until next threshold is achieved

a.	$250,000,000 – value of restricted stock award will be $6,250,000,
b.	$500,000,000 – value of restricted stock award will be $25,000,000,
c.	$1,000,000,000 – value of restricted stock award will be $50,000,000,
d.	$2,000,000,000 – value of restricted tock award will be $100,000,000; and
e.	Each additional $1,000,000,000 – value of restricted tock award will be $50,000,000,

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

6.	Annual EBITDA Goals (only one (1) award per goal may be earned until next threshold is achieved

a.	$50,000,000 - value of restricted stock award will be $2,500,000,
b.	$100,000,000 - value of restricted stock award will be $5,000,000; and
c.	Each additional $50,000,000 - value of restricted stock award will be $2,500,000

7.	Market Capitalization Goals (only one (1) award per goal may be earned until next threshold is achieved

a.	$250,000,000 - value of restricted stock award will be $25,000,000,
b.	$500,000,000 - value of restricted stock award will be $50,000,000,
c.	$1,000,000,000 - value of restricted stock award will be $100,000,000,
d.	$2,000,000,000 - value of restricted stock award will be $200,000,000; and
e.	Each additional $1,000,000,000 - value of restricted stock award will be $100,000,000

8.	Other

a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

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

As of December 31, 2023, for all matters listed below, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

(1)	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The case remains in discovery but has been inactive for some time. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary. The case remains on the docket and has no court dates set at this time.

(2)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions began in the third quarter of 2023 and are expected to continue in 2024. The case is anticipated set for trial in January 2025.

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections has responded by preparing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. Counsel for Blue Skies Connections has requested that Surge Pays either voluntarily dismiss the subject action or agree to stay the subject action until conclusion of the Oklahoma litigation.

(3)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays.

SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett has filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss granted by the Court. Defendants Rob Rowlen and Terracom, LLC remain as defendants in the case after answering the Second Amended Petition. It is SurgePays’ present intent to vigorously appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, and Government Consulting Solutions, and to continue prosecuting the case against the other Defendants. At this stage, no attempts at settlement have been made.

(4)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is difficult to estimate the amount or range of potential loss. SurgePays Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. The case has begun written discovery and depositions are expected later this year.

(5)	Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc. On February 13, 2024, in the Superior Court of California, Los Angeles County, Case No. 24 ST CV 03653, Consumer Attorney Marketing Group, LLC (“CAMG”) filed a complaint naming SurgePays, Inc. (the “Company”) a defendant and alleging claims for breach of contract, declaratory judgment and express and implied indemnity. The complaint demands that defendants indemnify CAMG for any damages or losses that CAMG may incur in the case Robert Aliotta, et al. v. SurgePays, Inc. d/b/a SurgeLogics, Case No. 23 C 00042, pending in the U.S. District Court for the Northern District of Illinois. CAMG’s claims against the Company are solely based upon theories of participatory and vicarious liability. The Company was served on or about February 27, 2024. The Company’s answer or other pleading is currently due on March 28, 2024. This case is in the initial stages. The Company has not yet filed an appearance in the matter, and the Court has not scheduled any dates or deadlines. The Company is reviewing the claims and determining its defenses. At this time, it is not possible to estimate the amount or range of potential loss.

(6)	On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process. The case was settled and dismissed in 2023 for $60,000, which has been recorded as a component of general and administrative expenses.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc.

Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc. On February 13, 2024, in the Superior Court of California, Los Angeles County, Case No. 24 ST CV 03653, Consumer Attorney Marketing Group, LLC (“CAMG”) filed a complaint naming SurgePays, Inc. (the “Company”) a defendant and alleging claims for breach of contract, declaratory judgment and express and implied indemnity. The complaint demands that defendants indemnify CAMG for any damages or losses that CAMG may incur in the case Robert Aliotta, et al. v. SurgePays, Inc. d/b/a SurgeLogics, Case No. 23 C 00042, pending in the U.S. District Court for the Northern District of Illinois. CAMG’s claims against the Company are solely based upon theories of participatory and vicarious liability. The Company was served on or about February 27, 2024. The Company’s answer or other pleading is currently due on March 28, 2024. This case is in the initial stages. The Company has not yet filed an appearance in the matter, and the Court has not scheduled any dates or deadlines. The Company is reviewing the claims and determining its defenses. At this time, it is not possible to estimate the amount or range of potential loss.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 9 – Stockholders’ Equity

At December 31, 2023, the Company had three (3) classes of stock:

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

DECEMBER 31, 2023 AND 2022

Securities and Incentive Plan

In March 2023, the Company’s shareholders approved the 2022 Plan (the “Plan”) initially approved, authorized and adopted by the Board of Directors in August 2022.

The Plan initially provided for the following:

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

Effective January 1, 2024, in accordance with the Plan, we increased the available amount of shares by 10% of the common stock outstanding on December 31, 2023, approximating an additional 1,400,000 shares of common stock. After this increase, total shares authorized and available to be issued under the Plan approximated 4,900,000 shares.

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At December 31, 2023, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Services

The Company issued 242,615 shares of common stock for services rendered, having a fair value of $1,290,024 ($4.19 - $9.40/share), based upon the quoted closing trading price.

Exercise of Warrants

The Company issued 43,814 shares of common stock upon the exercise of warrants with an exercise price of $4.73 for $207,240.

Non-Vested Shares – Related Parties

Chief Financial Officer

In 2023, the Company granted common stock to its Chief Financial Officer (600,000 shares – see Note 8), having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price.

The shares will vest as noted above (see Note 8). The Company records stock compensation expense over these vesting periods. All shares are expected to vest in accordance with the terms of the agreement.

For the year ended December 31, 2023, the Company recognized stock compensation expense of $486,242 related to vesting.

Board Directors

In 2023, the Company granted an aggregate 95,000 shares of common stock to various members of the Board of Directors, having a fair value of $519,500 ($5.14 - $5.53/share), based upon the quoted closing trading price.

The shares will vest at the earlier to occur:

-	Board Member no longer serves in that capacity for any reason, except for reasons related to cause,
-	Occurrence of a change in control; and
-	5th anniversary of the effective date (2028)

The Company records stock compensation expense over the five (5) year vesting period. All shares are expected to vest in accordance with the terms of the agreement.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

For the year ended December 31, 2023, the Company recognized stock compensation expense of $43,292 related to vesting.

For the year ended December 31, 2023, total related stock compensation expense due to vesting was $529,534.

The following is a summary of the Company’s non-vested shares at December 31, 2023.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2022	-	$-
Granted	695,000	5.24
Vested	-	-
Cancelled/Forfeited	-	-
Balance - December 31, 2023	695,000	$5.24

Unrecognized Compensation	$3,103,967

Weighted average period (years)	1.23

See Note 8 for discussion of common stock award to the Company’s Chief Financial Officer pursuant to an employment agreement.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Exercise of Warrants

The Company issued 100 shares of common stock in connection with the exercise of 473 warrants for $473.

Stock Options

Stock option transactions for the years ended December 31, 2023 and 2022 are summarized as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	17,004	$16.00	5.16	$-
Vested and Exercisable - December 31, 2021	3,401	$16.00	5.16	$-
Unvested and non-exercisable - December 31, 2021	13,603	$16.00	5.16	$-
Granted	-	-			$-
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	104,272	6.45			$5.53
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Stock Options - Related Party

During 2023 and 2022, 5,101 and 3,401 stock options vested each year, respectively, and were held by the Company’s Chief Financial Officer. The remaining 5,101 stock options vest in 2024.

Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $37,176 and $37,176, respectively.

Stock Options - Employees

In 2023, the Company granted 104,272 seven (7) year stock options to various employees for services rendered, having a fair value of $576,625. These options have an exercise price of $6.45 per share.

The fair value of these stock options was determined using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	106%
Expected dividends	0%
Risk free interest rate	3.88%

Total stock-based compensation expense for the years ended December 31, 2023 and 2022 was $613,801 and $37,176, respectively.

Weighted average period in which unrecognized compensation ($6,196) will vest is 0.16 years. The unvested stock option expense is expected to be recognized through March 2024.

Warrants

Warrant activity for the years ended December 31, 2023 and 2022 are summarized as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	6,082,984	$8.68	2.93	$-
Vested and Exercisable - December 31, 2021	5,852,984	$8.70	2.85	$-
Unvested - December 31, 2021	230,000	$8.00	4.85	$-
Granted	189,000	$4.73	-
Exercised	(498,850)	$6.49	-
Cancelled/Forfeited	(91,743)	$40.02	-
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	-	$-
Granted	-	$-	-
Exercised	(43,814)	$4.73	-
Cancelled/Forfeited	(63,325)	$26.39	-
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested and non-exercisable - December 31, 2023	-	$-	-	$-

Warrant Transactions for the Year Ended December 31, 2022

Warrants Issued as Debt Issue Costs

In connection with $1,700,000 in notes payable (See Note 6), the Company issued 51,000 warrants, which were accounted for as debt issue costs, having a fair value of $115,404. These debt issue costs were amortized in full as of December 31, 2022.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Segment information for the Company’s operations for the years ended December 31, 2023 and 2022, are as follows:

	For the Year Ended December 31,
	2023	2022

Revenues
Mobile Virtual Network Operator	$118,577,920	$88,351,547
Comprehensive Platform Services	11,341,183	16,319,076
Lead Generation	7,184,283	16,760,656
Other	38,446	112,911
Total	$137,141,832	$121,544,190

Cost of revenues
Mobile Virtual Network Operator	$83,918,968	$76,130,286
Comprehensive Platform Services	11,281,722	16,966,332
Lead Generation	6,228,650	14,975,647
Other	70,001	2,517
Total	$101,499,341	$108,074,782

Operating expenses
Mobile Virtual Network Operator	$427,493	$299,406
Comprehensive Platform Services	1,799,469	1,327,517
Lead Generation	775,704	1,460,750
Other	3,256	53,571
Corporate overhead	13,771,185	9,694,379
Total	$16,777,107	$12,835,623

Income (loss) from operations
Mobile Virtual Network Operator	$34,231,459	$11,921,855
Comprehensive Platform Services	(1,740,008)	(1,974,773)
Lead Generation	179,929	324,259
Other	(34,811)	56,823
Corporate overhead	(13,771,185)	(9,694,379)
Total	$18,865,384	$633,785

Segment information for the Company’s assets and liabilities at December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022

Total Assets
Mobile Virtual Network Operator	$32,502,760	$25,550,587
Comprehensive Platform Services	2,584,245	3,205,030
Lead Generation	1,596,236	1,880,087
Other	135,548	165,172
Corporate overhead	5,106,518	3,202,630
Total	$41,925,307	$34,003,506

Total Liabilities
Mobile Virtual Network Operator	$2,426,964	$15,484,392
Comprehensive Platform Services	155,295	198,197
Lead Generation	899,485	2,619,521
Other	198,197	58,919
Corporate overhead	9,841,902	10,524,224
Total	$13,521,843	$28,885,253

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

This agreement was based upon the Company submitting a purchase order and ACF approving the request. The Company could cancel the purchase order prior to ACF paying for the devices. The agreement could be extended by a period of one (1) year upon mutual consent.

Under the terms of the agreement, ACF was directly purchasing products and reselling to the Company at a markup. At December 31, 2022, the markup was 9.85%. Effective April 1, 2023 and each quarter thereafter, this amount was subject to increase based upon the secured overnight financing rate.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Repayment Period

Each installment sale contract was to be repaid over a period of nine (9) months.

Security

This arrangement was fully secured by all assets of the Company.

Minimum Outstanding Balance

3 month rolling average of 70% of the installment sale credit amount.

Prepayment Penalty

The Company was subject to a cancellation fee of 3% during the first year and 2% during the second year.

Administrative Fee

The Company was required to pay $2,000 per month.

Default Rate

For any unpaid amounts under this agreement, the Company was subject to a fee of 1.35% per month (16.2% annualized).

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

Covenants

At December 31, 2023 and December 31, 2022, respectively, the Company was in compliance with all of the following ratios:

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

Installment Sale Liability

At December 31, 2023 and 2022, the Company has recorded an installment sale liability of $0 and $13,018,184, respectively, which is included in the accompanying consolidated balance sheets.

During the years ended December 31, 2023 and 2022, the Company paid fees of $491,536 and $1,499,007, respectively. These amounts have been included as a component of cost of goods sold in the accompanying consolidated statements of operations.

The liability was repaid in full in 2023.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

Note 12 – Income Taxes

Provision (benefit) for Income Taxes and Effective Income Tax Rate

	December 31, 2023	December 31, 2022
Federal
Current	$570,000	$-
Deferred	(2,835,000)	-
Total provision (benefit)	$(2,265,000)	$-

State
Current	$-	$-
Deferred	-	-
Total provision (benefit)	$-	$-

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the years ended December 31, 2023 and 2022, respectively, is as follows:

	December 31, 2023	December 31, 2022
Federal income tax expense (benefit) - 19.64%	$3,848,000	$(134,000)
State income tax expense (benefit) - 6.5% - net of federal effect	923,000	(44,000)
Tax-exempt income	-	(137,000)
Non-deductible items	174,000	138,000
Subtotal	4,945,000	(177,000)
Change in valuation allowance	(7,210,000)	177,000
Income tax expense (benefit)	$(2,265,000)	$-

Effective tax rate	-12.36%	0.00%

Deferred Tax Assets and Liabilities

As of December 31, 2023 and 2022, respectively, the significant components of deferred tax assets and liabilities is as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Assets
Reserve for uncollectible accounts	$5,000	$5,000
Net operating loss carryforwards	3,844,000	8,000,000
Total deferred tax assets	3,849,000	8,005,000
Less: valuation allowance	(790,000)	(8,005,000)
Net deferred tax assets	3,059,000	-

Deferred Tax Liabilities
Depreciation	224,000	-

Deferred income taxes - net	$2,835,000	$-

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

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $15,000,000 and $12,000,000, respectively. The federal net operating losses carry forward indefinitely, and accordingly have not been reserved. The state net operating losses will expire between the years ending December 31, 2036 and 2038. The state net operating losses have been fully reserved as management does not believe that is probable that the losses will be utilized before their expiration.

During the year ended December 31, 2023, the valuation allowance decreased by approximately $7,619,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. As of December 31, 2023, all federal NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

The Company follows the provisions of ASC 740, which requires the computations of current and deferred income tax assets and liabilities only consider tax positions that are more likely than not (defined as greater than 50% chance) to be sustained if the taxing authorities examined the positions. There are no significant differences between the tax provisions represented in the accompanying consolidated financial statements and that reported in the Company’s income tax returns. The Company is subject to U.S. Federal and State income tax examination by taxing authorities for the years after December 31, 2020.

The Company files corporate income tax returns in the United States and State of Tennessee jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2023 and 2022, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 13 – Subsequent Events

Acquisition of ClearLine Mobile, Inc (Asset Purchase)

On January 5, 2024, the Company closed a purchase agreement and acquired ClearLine Mobile, Inc’s. (“CLMI”) software development and point-of-sale (“POS”) equipment and operations in exchange for $2,500,000. Payments are due as follows:

-	$100,000 at signing,
-	$800,000 at closing,
-	$800,000 90 days from closing (April 2024)
-	$800,000 180 days from closing (July 2024)

At the time of purchase, CLMI’s assets and operations were insignificant.

Pursuant to ASU 2017-01, Business Combinations (Topic 805): “Clarifying the Definition of a Business”, this acquisition was determined to be that of an asset and not a business, therefore, there was not a business combination requiring acquisition accounting or related financial reporting. Since this was deemed to be an asset purchase, this did not result in the recognition of goodwill or other identifiable intangible assets.

This transaction did not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of CLMI was not deemed to be significant at any level under SEC Regulation S-X 3.05 and did not require the presentation of any additional historical audited financial statements.

Stock Issued for Cash - Capital Raise

On January 17, 2024, the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group, a division of American Capital Partners, as representative of the underwriters named therein (the “Underwriters”) relating to the issuance and sale of 2,678,571 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Offering”). All the Shares are being sold by the Company.

The price to the public of the Shares was $5.60, before underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option, exercisable for 45 days, to purchase up to an additional 401,785 shares of common stock. The net proceeds to the Company from the Offering will be approximately $13.7 million, or approximately $15.9 million if the Underwriters exercise in full their option to purchase additional shares, in both instances after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

The Offering was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-273110) previously filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2023, as amended, and declared effective by the SEC on November 3, 2023. A preliminary and final prospectus supplement were filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”) on January 17, 2024 and January 19, 2024, respectively. The Offering closed on January 22, 2024.

On February 12, 2024, the underwriters exercised their over-allotment option to purchase an additional 401,785 shares of common stock for $2,249,996 ($5.60/share). After applying the underwriting discount of 7% ($157,500), net proceeds were $2,092,496.

Exercise of Warrants

From January 1, 2024 through March 6, 2024, the Company issued 1,824,497 shares of common stock in connection with the exercise of 1,824,497 warrants for $8,629,871 ($4.73/share).

Consolidated Amended and Restated Note

On March 12, 2024, the Company entered into an amended and restated promissory note (the “Amended Note”) with SMDMM Funding, LLC, with which the Company currently has two outstanding notes, one in the original principal amount of $1,108,150.31 that was due on December 31, 2023 (the “One Year Note”), and another in the original principal amount of $4,026,413.00 due on December 31, 2024 (the “Two Year Note”). The Amended Note consolidated the One Year Note and Two Year Note into one note with outstanding principal of $4,758,088.74 and sets the principal and established interest to be paid over the course of thirty-three equal monthly payments beginning March 31, 2024, and ending December 31, 2026.

SMDMM Funding, LLC is a Wyoming limited liability company for which the Company’s CEO, Brian Cox, is the Manager.

