Form 10-Q
period 2024-03-31
SurgePays, Inc.
filed 2024-05-13
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2024 was 19,411,549 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$42,945,078	$14,622,060
Accounts receivable - net	8,271,878	9,536,074
Inventory	7,343,739	9,046,594
Prepaids and other	499,908	161,933
Total Current Assets	59,060,603	33,366,661

Property and equipment - net	291,458	361,841

Other Assets
Note receivable	176,851	176,851
Intangibles - net	1,963,093	2,126,470
Internal use software development costs - net	483,717	539,424
Goodwill	4,166,782	1,666,782
Investment in CenterCom	480,562	464,409
Operating lease - right of use asset - net	420,107	387,869
Deferred income taxes - net	2,542,000	2,835,000
Total Other Assets	10,233,112	8,196,805

Total Assets	$69,585,173	$41,925,307

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$6,506,061	$6,439,120
Accounts payable and accrued expenses - related party	564,389	1,048,224
Accrued income taxes payable	700,000	570,000
Deferred revenue	-	20,000
Operating lease liability	94,244	43,137
Note payable - related party	1,567,254	4,584,563
Total Current Liabilities	9,431,948	12,705,044

Long Term Liabilities
Note payable - related party	3,147,879	-
Notes payable - SBA government	477,403	460,523
Operating lease liability	342,444	356,276
Total Long-Term Liabilities	3,967,726	816,799

Total Liabilities	13,399,674	13,521,843

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 19,431,549 and 14,403,261 shares issued and outstanding, respectively	19,435	14,404
Additional paid-in capital	69,985,592	43,421,019
Accumulated deficit	(13,961,608)	(15,186,203)
Stockholders’ equity	56,043,419	28,249,220
Non-controlling interest	142,080	154,244
Total Stockholders’ Equity	56,185,499	28,403,464

Total Liabilities and Stockholders’ Equity	$69,585,173	$41,925,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues	$31,429,135	$34,776,443

Costs and expenses
Cost of revenues	23,246,468	27,081,960
General and administrative expenses	6,430,806	2,989,421
Total costs and expenses	29,677,274	30,071,381

Income from operations	1,751,861	4,705,062

Other income (expense)
Interest expense	(132,583)	(192,326)
Gain on investment in CenterCom	16,153	33,029
Total other income (expense) - net	(116,430)	(159,297)

Net income before provision for income taxes	1,635,431	4,545,765

Provision for income tax benefit (expense)	$(423,000)	-

Net income including non-controlling interest	1,212,431	4,545,765

Non-controlling interest	(12,164)	(576)

Net income available to common stockholders	$1,224,595	$4,546,341

Earnings per share - attributable to common stockholders
Basic	$0.07	$0.32
Diluted	$0.07	$0.31

Weighted average number of shares outstanding - attributable to common stockholders
Basic	17,693,283	14,131,276
Diluted	18,678,136	14,535,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	$154,244	$28,403,464

Stock issued for cash	3,080,356	3,081	17,246,913	-	-	17,249,994

Cash paid as direct offering costs	-	-	(1,395,000)	-	-	(1,395,000)

Exercise of warrants - cash	1,860,308	1,861	8,797,396	-	-	8,799,257

Exercise of warrants - cashless	40,238	41	(41)	-	-	-

Stock issued for services	47,386	48	411,692	-	-	411,740

Recognition of stock based compensation - unvested shares - related parties	-	-	1,497,417	-	-	1,497,417

Recognition of stock-based compensation - related party	-	-	6,196	-	-	6,196

Non-controlling interest	-	-	-	-	(12,164)	(12,164)

Net income	-	-	-	1,224,595	-	1,224,595

March 31, 2024	19,431,549	$19,435	$69,985,592	$(13,961,608)	$142,080	$56,185,499

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2022	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

Stock issued for services	60,082	60	307,398	-	-	307,458

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Non-controlling interest	-	-	-	-	(576)	(576)

Net income	-	-	-	4,546,341	-	4,546,341

March 31, 2023	14,176,914	$14,177	$41,097,399	$(31,257,765)	$126,959	$9,980,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Operating activities
Net income - including non-controlling interest	$1,212,431	$4,545,765
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	233,760	233,758
Amortization of right-of-use assets	23,363	10,687
Amortization of internal use software development costs	55,707	32,265
Stock issued for services	411,740	307,458
Recognition of stock based compensation - unvested shares - related parties	1,497,417	-
Recognition of share based compensation - options - related party	6,196	9,294
Interest expense adjustment - SBA loans	19,750	-
Right-of-use asset lease payment adjustment true up	(46,338)	-
Gain on equity method investment - CenterCom	(16,153)	(33,029)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	1,264,196	(429,187)
Inventory	1,702,855	(4,335,727)
Prepaids and other	(337,975)	(58,428)
Deferred income taxes - net	293,000	-
Increase (decrease) in
Accounts payable and accrued expenses	(2,433,059)	1,418,337
Accounts payable and accrued expenses - related party	15,156	(1,322,773)
Accrued income taxes payable	130,000	-
Installment sale liability - net	-	2,026,713
Deferred revenue	(20,000)	470,211
Operating lease liability	28,012	(9,548)
Net cash provided by operating activities	4,040,058	2,865,796

Investing activities
Capitalized internal use software development costs	-	(157,044)
Net cash used in investing activities	-	(157,044)

Financing activities
Proceeds from stock issued for cash	17,249,994	-
Proceeds from exercise of common stock warrants	8,799,257	-
Cash paid as direct offering costs	(1,395,000)
Repayments of loans - related party	(368,421)	(467,385)
Repayments on notes payable	-	(410,468)
Repayments on notes payable - SBA government	(2,870)	(4,468)
Net cash provided (used in) by financing activities	24,282,960	(882,321)

Net increase in cash	28,323,018	1,826,431

Cash - beginning of period	14,622,060	7,035,654

Cash - end of period	$42,945,078	$8,862,085

Supplemental disclosure of cash flow information
Cash paid for interest	$129,003	$100,074
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Reclassification of accrued interest - related party to note payable - related party	$498,991	$-
Exercise of warrants - cashless	$41	$-
Right-of-use asset obtained in exchange for new operating lease liability	$98,638	$-
Goodwill (ClearLine Mobile, Inc.)	$2,500,000	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company and its subsidiaries are organized as follows:

Company Name (Active)	Incorporation Date	State of Incorporation	Segment
SurgePays, Inc.	August 18, 2006	Nevada	Corporate Parent
Surge Blockchain, LLC	January 29, 2009	Nevada	Other
ECS Prepaid, LLC	June 9, 2009	Missouri	Comprehensive Platform Services
LogicsIQ, Inc.	October 2, 2018	Nevada	Lead Generation
Torch Wireless	January 29, 2019	Wyoming	Mobile Virtual Network Operators
SurgePays Fintech, Inc.	August 22, 2019	Nevada	Comprehensive Platform Services
SurgePhone Wireless, LLC	August 29, 2019	Nevada	Mobile Virtual Network Operators
Injury Survey, LLC	July 28, 2020	Nevada	Lead Generation

All of the following entities have nominal operations.

Company Name (Inactive)	Incorporation Date	State of Incorporation
Electronic Check Services, Inc.	May 19, 1999	Missouri
Central States Legal Services, Inc.	August 1, 2003	Missouri
KSIX, LLC	September 14, 2011	Nevada
DigitizeIQ, LLC	July 23, 2014	Illinois
KSIX Media, Inc.	November 5, 2014	Nevada
Surge Payments, LLC	December 17, 2018	Nevada

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2024, the Company had:

●	Net income available to common stockholders of $1,224,595; and
●	Net cash provided by operations was $4,040,058

Additionally, at March 31, 2024, the Company had:

●	Accumulated deficit of $13,961,608
●	Stockholders’ equity of $56,185,499; and
●	Working capital of $49,628,655

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $42,945,078 at March 31, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company has historically incurred significant losses and has not, prior to 2023, demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will continue to be, or if achieved, and could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ended March 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

The Company believes it has sufficient cash resources on hand to meet its current obligations for a period that is one year from the issuance date of these financial statements.

Management’s strategic plans include the following:

●	Sustain our growth of the Affordable Connectivity Program revenue stream, based upon continued funding by Congress,
●	Expand product and services offerings to a larger surrounding geographic area,
●	Continuing to explore and execute prospective partnering or distribution opportunities; and
●	Identifying unique market opportunities that represent potential positive short-term cash flow.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Business Combinations and Asset Acquisitions

The Company accounts for acquisitions that qualify as business combinations by applying the acquisition method according to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”).

Transaction costs related to the acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred.

The identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed, and noncontrolling interests in an acquired entity, net of the fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.

Purchase price allocations may be preliminary, and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Significant judgments are used in determining fair values of assets acquired and liabilities assumed, as well as intangibles. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within the Company’s earnings.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether the Company has acquired inputs and processes that can create outputs that would meet the definition of a business. When applying the screen test, significant judgment is required to determine whether an acquisition is a business combination or an acquisition of assets.

Accounting for asset acquisitions falls under the guidance of Topic 805, Business Combinations, specifically Subtopic 805-50. A cost accumulation model is used to determine an asset acquisition’s cost. Assets acquired are based on their cost, generally allocated to them on a relative fair value basis. Direct acquisition-related costs are included in the cost of the acquired assets.

The distinction between business combinations and asset acquisitions involves judgment, particularly when applying the screen test to determine the nature of the transaction. Incorrect judgments or changes in decisions in these areas could materially affect the determination of goodwill, the recognition and measurement of acquired assets and assumed liabilities, and, consequently, our financial position and results of operations.

Acquisition of ClearLine Mobile, Inc

On January 5, 2024, the Company closed a purchase agreement and acquired ClearLine Mobile, Inc’s. (“CLMI”) related software development in exchange for $2,500,000.

CLMI produces a touchscreen display, positioned by the cash register, that is integrated into the SurgePays software platform and markets SurgePays products 24/7 from a central server. SurgePays can advertise its entire suite of products and services while utilizing the POS device for transactions.

Following the guidance of ASC 805, we performed the screen test to evaluate whether the acquired set is a business or a group of assets. The acquired group of assets included inputs and a substantive process that together significantly contributed to the ability to create outputs. At the time of purchase, CLMI had insignificant operations, however, the transaction was accounted for as a business combination in accordance with ASC 805-50.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Payments are due as follows:

-	$100,000 at signing,
-	$800,000 at closing,
-	$800,000 90 days from closing (April 2024)
-	$800,000 180 days from closing (July 2024)

In connection with this business combination, the Company assumed a right-of-use operating lease and corresponding lease liability of $98,638 with a remaining period of two (2) years. Additionally, the acquired technology/software had a net carrying amount of $0. As a result, the Company determined that it has acquired both tangible and intangible assets.

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the effective acquisition date.

Consideration
Cash	$2,500,000

Fair value of consideration transferred	2,500,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Right-of-use operating lease	98,638
Total assets acquired	98,638

Right-of-use operating lease	98,638
Total liabilities assumed	98,638

Total identifiable net assets	-

Goodwill	$2,500,000

At the time of acquisition, CLMI had nominal revenues and historical losses from operations. As a result, and given the immaterial nature of this acquisition, the Company elected not to present any pro-forma financial information during the three months ended March 31, 2024.

This transaction did not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of CLMI was not deemed to be significant to the Company at any level under SEC Regulation S-X 3.05 and did not require the presentation of any additional historical audited financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

At March 31, 2024 and December 31, 2023 goodwill was $4,166,782 and $1,666,782, respectively.

There were no impairment losses for the three months ended March 31, 2024 and 2023, respectively.

Note Receivable (Sale of Former Subsidiary)

On May 7, 2021, the Company disposed of its former subsidiary True Wireless, Inc.

In connection with the sale, the Company received an unsecured note receivable for $176,851, bearing interest at 0.6%, with a default interest rate of 10%. The Company was expected to receive twenty-five (25) monthly payments of principal and accrued interest totaling $7,461 commencing in June 2023.

Payments were scheduled as follows:

For the Year Ended December 31,			In Default

2024 (9 months)	$141,759	**	$74,610
2025	44,766
	186,525
Less: amount representing interest	(9,674)
Total	$176,851

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due.

**	The amount due for the nine months ended December 31, 2024 is $74,610, which includes $52,227 of payments which were due as of December 31, 2023 and an additional $22,383 of payments which were due as of March 31, 2024.

As of March 31, 2024, the Company believes the note is collectible.

See Note 8 for Contingencies – Legal Matters for additional discussion.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Mobile Virtual Network Operator (SurgePhone and Torch Wireless) business segment made up approximately 92% and 82% of total consolidated revenues for the three months ended March 31, 2024 and 2023, respectively.

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 99% and 98% of accounts receivable at March 31, 2024 and December 31, 2023, respectively.

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

Significant estimates during the three months ended March 31, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At March 31, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At March 31, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At March 31, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

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

Allowance for doubtful accounts was $17,525 at March 31, 2024 and December 31, 2023, respectively.

There was bad debt expense of $0 for the three months ended March 31, 2024 and 2023, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

There was no provision for obsolescence for the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024 and December 31, 2023, the Company had inventory of $7,343,739 and $9,046,594, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

There were no impairment losses for the three months ended March 31, 2024 and 2023, respectively.

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

There were no impairment losses for the three months ended March 31, 2024 and 2023, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

We amortize internal use software development costs using a straight-line method over a three-year (3) estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. We determined the life of internal use software based on historical software upgrades and replacement.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

We also evaluate internal use software for abandonment and use that as a significant indicator for impairment on a quarterly basis.

There were no impairment losses for the three months ended March 31, 2024 and 2023, respectively.

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

See Note 8 regarding operating leases.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

To achieve this core principle, the Company applies the following five steps:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

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

MARCH 31, 2024

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

MARCH 31, 2024

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

Lead Generation Services

LogicsIQ, Inc. is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. Revenues are earned from our lead generation retained services offerings and call center activities through CenterCom (40% investment ownership).

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

Effective February 1, 2023, LogicsIQ started offering call center services to existing clients. These services are similar in nature to the services CenterCom offers LogicsIQ. Effective January 1, 2024, the Company no longer provides these services. The total revenue from these services for the three months ended March 31, 2024 and 2023, was $0 and $427,786, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

At March 31, 2024 and December 31, 2023, the Company had deferred revenue of $0 and $20,000, respectively.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024		2023
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$28,892,590	91.93%	$28,659,384	82.41%
Comprehensive Platform Services	2,530,589	8.05%	2,934,346	8.44%
Lead Generation	-	0.00%	3,170,845	9.12%
Other	5,956	0.02%	11,868	0.03%
Total Revenues	$31,429,135	100%	$34,776,443	100%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The above disaggregation of revenues includes the following entities:

Mobile Virtual Network Operators (SPW and TW),

Comprehensive Platform Services (Surge Fintech and ECS),

Lead Generation (LogicsIQ and Injury Survey); and

Other (Surge Blockchain)

Cost of Revenues

Cost of revenues consists of purchased telecom services including data usage and access to wireless networks. Additionally, cost of revenues consists of tablet purchases, mobile phone purchases, call center costs, prepaid phone cards, commissions, and advertising costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.

For the year ended December 31, 2023 and for the three months ended March 31, 2024, the Company generated net income. The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which have been evaluated for applicability in offsetting current taxable net income. The Company has determined that the net operating loss carryforward is limited to 80% of the current year’s net taxable income.

At March 31, 2024 and December 31, 2023, the Company has an accrued income tax liability of $700,000 and $570,000, respectively. See Note 12.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Investment

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

The following is a summary of our investment at March 31, 2024 and December 31, 2023:

Balance - December 31, 2022	$354,206
Gain on investment in CenterCom	110,203
Balance - December 31, 2023	464,409
Gain on investment in CenterCom	16,153
Balance - March 31, 2024	$480,562

During the three months ended March 31, 2024 and 2023, we recognized a gain of $16,153 and $33,029, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The Company recognized $16,806 and $32,336 in marketing and advertising costs during the three months ended March 31, 2024 and 2023, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The following potentially dilutive equity securities outstanding as of March 31, 2024 and 2023 were as follows:

	March 31, 2024	March 31, 2023
Warrants	3,619,278	5,681,392
Stock options	121,276	11,903
Total common stock equivalents	3,740,554	5,693,295

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

Based on the potential common stock equivalents noted above at March 31, 2024, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Numerator
Net income	$1,224,595	$4,546,341

Denominator
Weighted average shares outstanding - basic	17,693,283	14,131,276
Effect of dilutive securities	984,853	403,946
Weighted average shares outstanding - diluted	18,678,136	14,535,222

Earnings per share - basic	$0.07	$0.32
Earnings per share - diluted	$0.07	$0.31

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

During the three months ended March 31, 2024 and 2023, respectively, the Company incurred expenses with related parties in the normal course of business totaling $41,589 as follows:

Related Party	March 31, 2024	March 31, 2023
Carddawg Investments, Inc.	41,589	41,589	1
Total	$41,589	$41,589

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

From time to time, the Company may use credit cards to pay corporate expenses, these credit cards are in the names of certain of the Company’s officers and directors. These amounts are insignificant.

See Note 6 for debt transactions with our Chief Executive Officer.

Recent Accounting Standards

Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our consolidated financial position, results of operations, stockholders’ equity, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements issued through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the consolidated financial statements of the Company, except as follows:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	March 31, 2024	December 31, 2023	Lives (Years)

Computer equipment and software	$1,006,286	$1,006,286	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	1,089,038
Less: accumulated depreciation/amortization	(797,580)	(727,197)
Property and equipment - net	$291,458	$361,841

Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $70,383, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	March 31, 2024	December 31, 2023	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(3,790,427)	(3,627,050)
Intangibles - net	$1,963,093	$2,126,470

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Amortization expense for the three months ended March 31, 2024 and 2023 was $163,377, respectively.

Estimated amortization expense for each of the five (5) succeeding years is as follows:

For the Years Ended December 31:

2024 (9 Months)	490,130
2025	653,507
2026	653,507
2027	165,949
Total	$1,963,093

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

			Estimated Useful
Type	March 31, 2024	December 31, 2023	Life (Years)

Internal Use Software Development Costs	$668,484	$668,484	3
Less: accumulated amortization	(184,767)	(129,060)
Internal Use Software Development Costs - net	$483,717	$539,424

Costs incurred for Internal Use Software Development Costs

Management has determined that all costs incurred in 2023 ($281,304) related to internal use software development costs related to the application and infrastructure development stage were completed as of December 31, 2023. Amortization of these costs began in 2024.

Management determined that all costs incurred in 2022 ($387,180) related to internal use software development costs related to the application and infrastructure development stage which were completed as of December 31, 2022. Amortization of these costs began in 2023.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The following is a summary of our capitalized internal use software development costs at March 31, 2024 and December 31, 2023:

Balance - December 31, 2022	$387,180
Capitalized costs	281,304
Balance - December 31, 2023	668,484
No activity	-
Balance - March 31, 2024	$668,484

For the three months ended March 31, 2024 and 2023, amortization of internal use software development costs was $55,707 and $32,265, respectively.

Estimated amortization expense is as follows for the years ended December 31:

2024 (9 Months)	167,121
2025	222,828
2026	93,768
Total	$483,717

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at March 31, 2024 and December 31, 2023, respectively:

Notes Payable – SBA government

Economic Injury Disaster Loan (“EIDL”)

During 2020, this program was made available to eligible borrowers in light of the impact of the COVID-19 pandemic and the negative economic impact on the Company’s business. Proceeds from the EIDL were used for working capital purposes.

Installment payments, including principal and interest, are due monthly (beginning twelve (12) months from the date of the promissory note) in amounts ranging from $74 - $731/month. The balance of principal and interest is payable over the next thirty (30) years from the date of the promissory note. There are no penalties for prepayment. The EIDL Loan was not required to be refinanced by the PPP loan.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2022	$145,922	$328,924	$474,846
Repayments	(3,928)	(10,395)	(14,323)
Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(1,061)	(1,809)	(2,870)
Balance - March 31, 2024	$146,420	$330,983	$477,403

Notes Payable – Related Parties

The following is a summary of the Company’s Notes Payable - Related Parties:

	1	1	2	Total
Balance - December 31, 2022	$-	$5,134,563	$467,385	$5,601,948
Repayments	-	(550,000)	(467,385)	(1,017,385)
Balance - December 31, 2023	-	4,584,563	-	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-	-
Reclassification of accrued interest payable into one single note	498,991	-	-	498,991
Repayments	(368,421)	-	-	(368,421)
Balance - March 31, 2024	$4,715,133	$-	$-	$4,715,133

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

At December 31, 2023, of the total $4,584,563 due, the Company owed $558,150 that had not been repaid (due December 31, 2023), the balance of $4,026,413 was due December 31, 2024. The Chief Executive Officer waived any events of default as of December 31, 2023.

On March 12, 2024, as approved by the Audit Committee, the Company consolidated all remaining outstanding principal ($4,584,563) and accrued interest payable ($498,991) into one note totaling $5,083,554. This note bears interest at 10% (with a default interest rate of 15%) and will be repaid ratably over a period of 36 months aggregating $5,905,427 in total payments to be made (inclusive of interest). Each monthly payment will be $164,039. The note is unsecured. The Note is expected to be repaid in full by December 2026.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

2	Activity was with David May, who is a Board Member. The note of $467,385 and related accrued interest of $63,641 (aggregate $531,026) was repaid in 2023. The note bore interest at 10% and was unsecured.

The following is a detail of the Company’s Notes Payable - Related Parties:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2024	December 31, 2023
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	None	$4,715,133	$-
Note #2	December 31, 2022	December 31, 2023	10.00%	0.00%	None	-	4,584,563
						4,715,133	4,584,563
					Short Term	1,567,254	4,584,563
					Long Term	$3,147,879	$-

Notes Payable

	1	2	3
Terms	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	March 2022	2022
Maturity date	October/November 2022	March 2023	2025
Interest rate	19%	19%	1%
Default interest rate	26%	26%	0%
Collateral	Unsecured	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	15,000	N/A

Balance - December 31, 2022	1,100,000	400,000	95,167	1,595,167
Repayments	(1,100,000)	(400,000)	(95,167)	(1,595,167)
Balance - December 31, 2023	$-	$-	$-	$-

1-	These notes were issued with 36,000, three (3) year warrants, which were previously reflected as debt issue costs and were amortized over the life of the debt. These notes were fully repaid in 2023.

2-	These notes were issued with 15,000, three (3) year warrants, which were previously reflected as debt issue costs and were amortized over the life of the debt. Additionally, in 2022, the Company issued an additional 12,000, three (3) year warrants, which were treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In 2023, the Company repaid $400,000 in notes and related accrued interest of $36,204 (aggregate $436,204).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

3-	This loan, originally a PPP loan, was refinanced in 2022 and was extended from October 2021 to March 2025. Monthly payments were $3,566 per month. In 2023, the remaining balance of the note was repaid in full.

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Total

2024 (9 Months)	$1,159,478	$-	$1,159,478
2025	1,689,367	-	1,689,367
2026	1,866,288	-	1,866,288
Thereafter	-	477,403	477,403
Total	$4,715,133	$477,403	$5,192,536

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, respectively.

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

MARCH 31, 2024

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

In 2024, in connection with our purchase of CLMI, we acquired a right-of-use operating lease and related lease liability for a building having a fair value of $98,638.

At March 31, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$420,107	$387,869

Liabilities

Operating lease liability	$436,688	$399,413

Weighted-average remaining lease term (years)	5.52	6.50

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	March 31, 2024	March 31, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$23,363	$10,687
Lease liability expense in connection with obligation repayment	5,506	5,385
Total operating lease costs	$28,868	$16,072

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$28,012	$9,548
Right-of-use asset obtained in exchange for new operating lease liability	$98,638	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2024 (9 months)	$84,595
2025	116,211
2026	65,041
2027	66,625
2028	61,099
Thereafter	107,265
Total undiscounted cash flows	500,836
Less: amount representing interest	64,148
Present value of operating lease liabilities	436,688
Less: current portion of operating lease liabilities	94,244
Long-term operating lease liabilities	$342,444

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary

a.	For the year ended December 31, 2023 - $475,000,
b.	For the year ended December 31, 2024 - $489,250; and
c.	For the year ended December 31, 2025 - $503,928

2.	Annual cash bonus

a.	For the year ended December 31, 2023 - $510,000,
b.	For the year ended December 31, 2024 - at least $510,000; and
c.	For the year ended December 31, 2025 - subject to Board approval

3.	Restricted Stock Awards

a.	Effective November 10, 2023, an award of 600,000 shares of common stock. The fair value of this grant was $3,114,000, based upon the quoted closing price of $5.19/share.
b.	The shares will vest as follows (see below for table on non-vested shares):

i.	400,000 shares ratably over the period July 2024 – December 2024 (66,667 shares per month over a six-month period); and
ii.	200,000 on December 31, 2025,
iii.	Shares shall immediately vest if any of the following occur and the Chief Financial Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

4.	Other

a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

See Note 9 regarding the vesting provisions of these shares.

Chief Executive Officer

In December 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Term – through December 31, 2028

2.	Base salary

a.	For the year ended December 31, 2023 - $750,000,
b.	For each year thereafter an increase of 3%

3.	Annual cash bonus

a.	For the year ended December 31, 2023, and all other years throughout the term of the employment agreement - $870,000.

4.	Restricted Stock Awards

a.	Effective March 1, 2024, future stock awards totaling 2,500,000 shares of common stock.
b.	The shares will be issued and vest as follows:

i.	500,000 shares ratably over the period July 2024 – December 2024 (83,333 shares per month over a six-month period). The fair value of this grant was $3,800,000, based upon the quoted closing price of $7.60/share.500,000 on June 1, of each subsequent year (2025, 2026, 2027 and 2028), at which time these shares will have their fair value determined. These shares have no stated performance or service requirements, other than to be remain as the Chief Executive Officer, and the expense will be recorded on the grant date; and
ii.	Shares shall immediately vest if any of the following occur and the Chief Executive Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

As of March 31, 2024, for all matters listed below, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox, and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, a True Wireless employee. Blue Skies believes the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, as such we believe SurgePays, SurgePhone, and Cox have a strong defense against the claims asserted by Blue Skies and True Wireless. The matter continues in the discovery process. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions began in the third quarter of 2023 and are expected to continue in 2024. The case is anticipated to be set for trial in January 2025.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Aliotta and Vasquesz v SurgePays – Litigation

Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is difficult to estimate the amount or range of potential loss. SurgePays Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and the parties await a Dismissal Order to be entered by the Court.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc.

Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc. On February 13, 2024, in the Superior Court of California, Los Angeles County, Case No. 24 ST CV 03653, Consumer Attorney Marketing Group, LLC (“CAMG”) filed a complaint naming SurgePays, Inc. (the “Company”) a defendant and alleging claims for breach of contract, declaratory judgment and express and implied indemnity. The complaint demands that defendants indemnify CAMG for any damages or losses that CAMG may incur in the case Robert Aliotta, et al. v. SurgePays, Inc. d/b/a SurgeLogics, Case No. 23 C 00042, pending in the U.S. District Court for the Northern District of Illinois. CAMG’s claims against the Company are solely based upon theories of participatory and vicarious liability. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and the parties await a Dismissal Order to be entered by the Court.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 9 – Stockholders’ Equity

At March 31, 2024, the Company had three (3) classes of stock:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At March 31, 2024, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Equity Transactions for the Three Months Ended March 31, 2024

Stock Issued for Cash - Capital Raise

In 2024, the Company issued 3,080,356 shares of common stock for gross proceeds of $17,249,994 ($5.60/share).

In connection with the capital raise, the Company paid cash as direct offering costs totaling $1,395,000, resulting in net proceeds of $15,854,994.

This offering was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-273110) previously filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2023, as amended, and declared effective by the SEC on November 3, 2023.

A preliminary and final prospectus supplement were filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”) on January 17, 2024 and January 19, 2024, respectively. The Offering closed on January 22, 2024.

Exercise of Warrants - Cash

During 2024, the Company issued 1,860,308 shares of common stock in connection with the exercise of 1,860,308 warrants for $8,799,257 ($4.73/share). See warrant table below.

Exercise of Warrants - Cashless

During 2024, the Company issued 40,238 shares of common stock in connection with the cashless exercise of warrants ($0.001/share). The transaction had a net effect of $0 on stockholders’ equity. See warrant table below.

Stock Issued for Services

The Company issued 47,386 shares of common stock for services rendered, having a fair value of $411,740 ($3.85 - $7.34/share), based upon the quoted closing trading price.

See separate discussion below for the issuance and related vesting of common stock granted to the Company’s officers and directors.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Services

The Company issued 242,615 shares of common stock for services rendered, having a fair value of $1,290,024 ($4.19 - $9.40/share), based upon the quoted closing trading price.

Exercise of Warrants - Cash

The Company issued 43,814 shares of common stock upon the exercise of warrants with an exercise price of $4.73 for $207,240.

Non-Vested Shares – Related Parties (Officer and Directors)

Chief Financial Officer

In 2023, the Company granted common stock to its Chief Financial Officer (600,000 shares – see Note 8), having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price.

The shares will vest as noted above (see Note 8). The Company records stock compensation expense ratably over these vesting periods. All shares are expected to vest in accordance with the terms of the agreement.

For the three months ended March 31, 2024 and 2023, the Company recognized stock compensation expense of $729,363 and $0, respectively, related to vesting.

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

The Company records stock compensation expense over the five (5) year vesting period. All shares are expected to vest in accordance with the terms of the employment agreement.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

For the three months ended March 31, 2024 and 2023, the Company recognized stock compensation expense of $25,975 and $0, respectively, related to vesting.

Chief Executive Officer

In 2024, the Company granted common stock to its Chief Executive Officer (500,000 shares – see Note 8), having a fair value of $3,800,000 ($7.60/share), based upon the quoted closing trading price.

The shares will vest as noted above (see Note 8). The Company records stock compensation expense ratably over these vesting periods. All shares are expected to vest in accordance with the terms of the agreement.

For the three months ended March 31, 2024 and 2023, the Company recognized stock compensation expense of $630,568 and $0 related to vesting.

Director of Human Resources and Legal Services

In 2024, the Company granted 100,000 shares of common stock to its Director of Human Resources and Legal Services, having a fair value of $672,000 ($6.72/share), based upon the quoted closing trading price.

The shares will vest ratably over the period July 2024 – December 2024. The Company records stock compensation expense ratably over these vesting periods. All shares are expected to vest in accordance with the terms of the agreement.

For the three months ended March 31, 2024 and 2023, the Company recognized stock compensation expense of $111,511 and $0 related to vesting.

For the three months ended March 31, 2024 and 2023, the Company recognized total stock compensation expense of $1,497,114 and $0 related to vesting.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The following is a summary of the Company’s non-vested shares at March 31, 2024 and December 31, 2023.

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Balance - December 31, 2022	-	$-
Granted	695,000	5.24
Vested	-	-
Cancelled/Forfeited	-	-
Balance - December 31, 2023	695,000	$5.24
Granted	600,000	$7.60
Vested	-	-
Cancelled/Forfeited	-	-
Balance - March 31, 2024	1,295,000	$6.26

Unrecognized Compensation	$6,078,549

Weighted average period (years)	0.70

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at March 31, 2024 and December 31, 2023, respectively.

Three Months Ended March 31, 2024	Shares Granted	Shares Vested	Non-Vested Shares
Chief Financial Officer	-	-	-
Chief Executive Officer	500,000	-	500,000
Board Directors	-	-	-
Director of Human Resources and Legal Services	100,000	-	100,000
	600,000	-	600,000

Year Ended December 31, 2023	Shares Granted	Shares Vested	Non-Vested Shares
Chief Financial Officer	600,000	-	600,000
Chief Executive Officer	-	-	-
Board Directors	95,000	-	95,000
Director of Human Resources and Legal Services	-	-	-
	695,000	-	695,000

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Stock Options

Stock option transactions for the three months ended March 31, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	104,272	$6.45			$5.53
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - March 31, 2024	121,276	$7.79	6.22	$-
Vested and Exercisable - March 31, 2024	121,276	$7.79	6.22	$-
Unvested and non-exercisable - March 31, 2024	-	$-	-	$-

Three Months Ended March 31, 2024

Stock Options - Related Party – Chief Financial Officer

During the three months ended March 31, 2024, the remaining 5,101 stock options vested.

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was $6,196 and $9,294, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Year Ended December 31, 2023

Stock Options - Related Party – Chief Financial Officer

During the year December 31, 2023, 5,101 stock options vested.

Stock Options - Employees

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Warrants

Warrant activity for the three months ended March 31, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	0.00	$-
Granted	-	$-
Exercised	(43,814)	$4.73
Cancelled/Forfeited	(63,325)	$26.39
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(1,667)	$12.50
Outstanding - March 31, 2024	3,619,278	$4.85	0.61	$-
Vested and Exercisable - March 31, 2024	3,619,278	$4.85	0.61	$-
Unvested and non-exercisable - March 31, 2024	-	$-	-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Segment information for the Company’s operations for the three months ended March 31, 2024 and 2023, are as follows:

	For the Three Months Ended March 31,
	2024	2023

Revenues
Mobile Virtual Network Operators	$28,892,590	$28,659,384
Comprehensive Platform Services	2,530,589	2,934,346
Lead Generation	-	3,170,845
Other	5,956	11,868
Total	$31,429,135	$34,776,443

Cost of revenues
Mobile Virtual Network Operators	$20,760,199	$21,311,859
Comprehensive Platform Services	2,481,806	2,891,613
Lead Generation	1,619	2,877,988
Other	2,844	500
Total	$23,246,468	$27,081,960

Operating expenses
Mobile Virtual Network Operators	$34,831	$49,476
Comprehensive Platform Services	719,364	325,677
Lead Generation	81,255	288,393
Other	215	300
Corporate overhead	5,595,141	2,325,575
Total	$6,430,806	$2,989,421

Income (loss) from operations
Mobile Virtual Network Operators	$8,097,560	$7,298,049
Comprehensive Platform Services	(670,581)	(282,944)
Lead Generation	(82,871)	4,464
Other	2,897	11,068
Corporate overhead	(5,595,141)	(2,325,575)
Total	$1,751,861	$4,705,062

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Segment information for the Company’s assets and liabilities at March 31, 2024 and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023

Total Assets
Mobile Virtual Network Operators	$40,722,619	$32,502,760
Comprehensive Platform Services	4,959,204	2,584,245
Lead Generation	1,327,811	1,596,236
Other	138,447	135,548
Corporate overhead	22,437,092	5,106,518
Total	$69,585,173	$41,925,307

Total Liabilities
Mobile Virtual Network Operators	$2,297,116	$2,426,964
Comprehensive Platform Services	1,904,778	155,295
Lead Generation	542,516	899,485
Other	198,197	198,197
Corporate overhead	8,457,067	9,841,902
Total	$13,399,674	$13,521,843

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Covenants

At December 31, 2023, the Company was in compliance with all of the following ratios:

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

Installment Sale Liability

At December 31, 2023, the Company recorded an installment sale liability of $0.

During the year ended December 31, 2023, the Company paid fees of $491,536. These amounts were included as a component of cost of goods sold.

The liability was repaid in full in 2023 and the agreement was cancelled.

Note 12 – Income Taxes

Provision (benefit) for Income Taxes and Effective Income Tax Rate

	March 31, 2024	March 31, 2023
Federal
Current	$130,000	$-
Deferred	293,000	-
Total provision (benefit)	$423,000	$-

State
Current	$-	$-
Deferred	-	-
Total provision (benefit)	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	March 31, 2024	March 31, 2023
Federal income tax expense (benefit) - 19.64%	$322,000	$893,000
State income tax expense (benefit) - 6.5% - net of federal effect	107,000	296,000
Non-deductible items	5,000	-
Subtotal	434,000	1,189,000
Change in valuation allowance	(11,000)	(1,189,000)
Income tax expense (benefit)	$423,000	$-

Effective tax rate	25.86%	0.00%

Deferred Tax Assets and Liabilities

As of March 31, 2024 and December 31, 2023, respectively, the significant components of deferred tax assets and liabilities is as follows:

	March 31, 2024	December 31, 2023
Deferred Tax Assets
Reserve for uncollectible accounts	$5,000	$5,000
Stock based compensation	375,000	-
Net operating loss carryforwards	3,157,000	3,844,000
Total deferred tax assets	3,537,000	3,849,000
Less: valuation allowance	(779,000)	(790,000)
Net deferred tax assets	2,758,000	3,059,000

Deferred Tax Liabilities
Depreciation	67,000	224,000
Amortization	149,000	-
Net deferred tax liabilities	216,000	224,000

Deferred income taxes - net	$2,542,000	$2,835,000

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

As of March 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $12,500,000 and $12,000,000, respectively. The federal net operating losses carry forward indefinitely, and accordingly have not been reserved. The state net operating losses will expire between the years ending December 31, 2036 and 2038. The state net operating losses have been fully reserved as management does not believe that is probable that the losses will be utilized before their expiration.

During the three months ended March 31, 2024, the valuation allowance increased by approximately $11,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. As of March 31, 2024, all federal NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

None.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2024 and 2023 and for the three months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

Our Business Segments

Mobile Virtual Network Operators

We provide mobile broadband (internet connectivity), voice and SMS text messaging to both subsidized and direct retail prepaid customers through SurgePhone Wireless, LLC and Torch Wireless, LLC, wholly owned subsidiaries of SurgePays. We consider this the Mobile Virtual Network Operators (MVNO) segment of our business. Further, we provide two types of MVNO’s, subsidized and non-subsidized. Our subsidized MVNO’s are licensed by the Federal Communications Commission (the “FCC”) to provide subsidized access to the internet through mobile broadband services to consumers qualifying under the federal guidelines of the Affordable Connectivity Program (the “ACP”). We provide these services by supplying consumers eligible for the ACP with tablet devices with mobile broadband capabilities for use in their homes. For providing mobile broadband on tablets to these eligible customers, the ACP (the successor program, as of March 1, 2022 to the Emergency Broadband Benefit program) reimburses us up to a $100 for the cost of each tablet device we distribute and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. SurgePhone and Torch combined are licensed to offer subsidized mobile broadband to all fifty states. Revenue from this portion of our business for the three months ended March 31, 2024 accounted for 92% of our total revenue as compared to 82% for the three months ended March 31, 2023. However, according to the FCC website, on February 7, 2024, the ACP stopped accepting new applications and enrollments and the ACP will cease to be funded after April 2024. The Company hopes that the program will be funded by Congress, however, at this time, we cannot predict any outcome.

Through our subsidiaries we plan to roll-out LinkUp Mobile in the second quarter of 2024. This non-subsidized portion of our MVNO business will leverage the volume of buying power we have with our subsidized subscriber base to build low-cost plans using SIM kits in convenience stores transacting on the SurgePays network. Our market will be to penetrate rural America where there is less competition and higher consumer pricing and offer incentivized family plans to the rapidly growing base of subsidized customer households. The revenue will be generated by subscribers paying a monthly fee for talk, text and data carrier services on a prepaid basis. If the ACP is not funded, we plan to competitively market our non-subsidized MVNO business to our current ACP customers and hope to be able to retain them as customers in this segment.

Comprehensive Platform Services

We provide financial technology and a wireless top-up platform to independently owned convenience stores throughout the country via our subsidiaries SurgePays Fintech, ECS Prepaid, LLC, Electronic Check Services, Inc. and Central States Legal Services, Inc. We consider these services the “Comprehensive Platform Services” segment of our business.

Specifically, our Comprehensive Platform Services provides ACH banking relationships and a fintech transactions platform that processes thousands of transactions a day at independently owned convenience stores. The Comprehensive Platform Service also provides wireless top-up transactions and wireless product aggregation for our nationwide network of convenience stores. By linking together, the customer, the carrier plan and the convenience store to allow all parties to have one location to get what they need.

Our revenue is derived from the transaction that takes place when an individual using a prepaid cellular carrier plan needs to add more minutes to their cellular phone. These services are vital to convenience store operations and we believe we can utilize our relationships with convenience stores from our ACP services to expand the network for our Comprehensive Platform Services. The Company expects this segment to be the biggest percent of year-over-year revenue growth opportunity for 2024 and hired a new head of sales for our Comprehensive Platform Service segment to tap into such growth opportunity.

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

In 2023, we decided to focus less on this segment of our business and the Company is in the process of determining how best this service fits into the overall plans of SurgePays. The Company still derived revenue from this segment of our business in 2023, however, we have not received any revenue for the three months ended March 31, 2024 and plan to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in the second quarter of fiscal year ended 2024.

COMPARISON OF THREE MONTHS ENDED March 31, 2024 AND 2023

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

Revenues during the three months ended years ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Revenue	$31,429,135	$34,776,443
Cost of revenue (exclusive of depreciation and amortization)	(23,246,468)	(27,081,960)
General and administrative	(6,430,806)	(2,989,421)
Income (Loss) from operations	$1,751,861	$4,705,062

Revenue decreased overall by $3,347,308 (9.6%) from the three months ended March 31, 2023 to the three months ended March 31, 2024. The breakout was as follows:

	For the Three Months Ended March 31,
	2024	2023

Revenues:
Mobile Virtual Network Operator	$28,892,590	$28,659,384
Comprehensive Platform Services	2,530,589	2,934,346
Lead Generation	-	3,170,845
Other	5,956	11,068
Total	$31,429,135	$34,776,443

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) increased by $233,206 (0.8%). On February 7, 2024, the ACP stopped accepting new applications and enrollments and the ACP will cease to be funded after May 20, 2024.

Lead Generation services consisting of LogicsIQ revenues decreased by $3,170,845 as a result of operational changes by management in late 2023. The Company plans to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in the second quarter of fiscal year ended 2024.

Comprehensive Platform Services revenues decreased by $403,757 as a result of focusing our efforts on our MVNO segment, specifically the ACP component of the MVNO segment while we strategized on how to enhance our sales and on-boarding approach to adding convenience stores to our platform. The Company expects this segment to be the biggest percent of year-over-year revenue growth opportunity for the remainder of 2024.

If the ACP is fully funded, we expect revenue to grow overall for the Company in 2024 and we will be focusing our business efforts on the continued growth of our Mobile Virtual Network Operators. Specifically, we realigned our management team to best produce results in all facets of the Company. We hired a new head of sales with substantial experience and connections with convenience store to specifically increase revenue and store counts. However, if the ACP is not renewed, we expect revenue for the Company in 2024 to substantially decrease because ACP reimbursement is a substantial portion of our revenue. Additionally, the Company plans to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in the second quarter of fiscal year ending 2024.

Cost of Revenue, Gross Profit and Gross Margin

For the three months ended March 31, 2024, cost of revenue for services primarily consists of data plan expenses ($8,979,344), devices ($3,900,413), marketing ($5,799,322), advertising ($2,937,608) and other expenses such as royalties and call-center expenses ($1,849,779). For the three months ended March 31, 2023, cost of revenue for services primarily consists of data plan expenses ($10,490,657), devices ($6,225,403), marketing ($5,518,680), advertising ($2,703,759) and other expenses such as royalties and call-center expenses ($2,143,461).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

The Company expects to continue the improvement of gross margin in the MVNO segment, assuming the ACP program continues to be fully funded for 2024. The Company expects the overall cost to acquire a new ACP subscriber will decrease in 2024 as we introduce our connections to convenience stores and new social media approaches to capture new subscribers. We anticipate the cost of device acquisition will continue to be lower in 2024 as we transition from buying devices to using SIM cards to capture and switch subscribers to our services. As we roll out new approaches to acquire an ACP subscriber, our marketing-related expenses should decrease.

In addition, the Company plans to implement a new sales force for Comprehensive Platform Services to capture what we believe is an untapped underbanked convenience store market.

	For the Three Months Ended March 31,
	2024	2023

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$20,760,199	$21,311,859
Comprehensive Platform Services	2,481,806	2,891,613
Lead Generation	1,619	2,877,988
Other	2,844	500
Total	$23,246,468	$27,081,960

Gross profit margin is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and the cost of our products from manufacturers. Our gross profit in future periods will vary based upon our revenue stream mix and may increase or decrease based upon our distribution channels. If the ACP is not continually funded by Congress, we expect the gross margins to initially decrease overall as we transition from subsidized subscribers to non-subsidized subscribers through our LinkUp mobile service line.

	For the Three Months Ended March 31,
	2024	2023

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$8,132,391	$7,347,525
Comprehensive Platform Services	48,783	42,733
Lead Generation	(1,619)	292,857
Other	3,112	11,368
Total	$8,182,667	$7,694,483

The Company expects to continue the improvement of gross margin in all segments, assuming the ACP program is fully funded for 2024.

	For the Three Months Ended March 31,
	2024		2023

Gross Margin:
Mobile Virtual Network Operator	%	28.1%	25.6
Comprehensive Platform Services		1.9	1.5
Lead Generation		-	9.2
Other		52.2	95.8
Total	%	26.0%	22.1

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale.

General and administrative during the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Depreciation and amortization	$289,467	$266,023
Selling, general and administration	6,141,339	2,723,398
Total	$6,430,806	$2,989,421

The increase in depreciation and amortization costs for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is the result of amortizing internal-use software development costs capitalized in 2023 associated with software enhancements to our various software platforms continuing in 2024. There were no such costs incurred in the first quarter of 2024.

Selling, general and administrative expenses during the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Contractors and consultants	$1,224,879	$549,634
Professional services	703,447	301,058
Compensation	3,188,028	854,018
Computer and internet	209,547	158,561
Advertising and marketing	16,806	32,336
Insurance	283,875	321,266
Other	514,757	506,525
Total	$6,141,339	$2,723,398

Selling, general and administrative costs (S, G & A) increased by $3,417,941 (125.5%). The changes are discussed below:

●	Contractors and consultants expense increased by $675,245 or 122.9% from $549,634 for the three months ended March 31, 2023 to $1,224,879 for the three months ended March 31, 2024. The Company engaged several contractors to overhaul the financial platform to allow for the conversion to a tablet-based transaction at the store level from the outdated VeriFone terminal. The Company also engaged with consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value.

●	Professional services increased $402,389 or 133.7% from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily due to an increase in legal fees of $305,792. Specifically, the legal fees for the Blue Skies Connections, LLC litigation increased by $253,423 from the three months ended March 31, 2023 to the three months ended March 31, 2024.

●	Compensation increased from $854,018 for the three months March 31, 2023 to $3,188,028 for the three months ended March 31, 2024 primarily as a result of one-time non-cash component for stock compensation for the CEO and CFO of $1,359,931, per their employment agreements and accruals for bonuses related to 2024 of $382,500.

●	Computer and internet costs increased $50,986 or 32.2% from the three months ended March 31, 2023 to the three months ended March 31, 2024. The increase was primarily the result of increased programming and support services related to the maintenance and enhancements of the Clearline platform purchased in January of 2024.

●	Advertising and marketing costs decreased to $16,806 for the three months ended March 31, 2024 from $32,336 for the three months ended March 31, 2023 primarily as a result of the Company slowing expenditures related to Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments effective February 7, 2024.

●	Insurance expense decreased to $283,875 for the three months ended March 31, 2024 from $321,266 for the three months ended March 31, 2023 primarily as a result of improved premium rates for the renewal of coverage in 2023/2024.

●	Other costs increased $8,232 or 1.6% from the three months ended March 31, 2023 to the three months ended March 31, 2024.

Other (expense) income during the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Interest, net	$(132,583)	$(192,326)
Gain (loss) on equity investment in Centercom	16,153	33,029
Total other (expense) income	$(116,430)	$(159,297)

Interest expense decreased to $132,583 in the three months ended March 31, 2024 from $192,326 in the three months ended March 31, 2023.

The equity investment in Centercom increased by $16,153 in the three months ended March 31, 2024 compared to an increase of $33,029 in the three months ended March 31, 2023.

Provision for income tax benefit (expense) during the three months ended March 31, 2024 and 2023 consisted of the following:

	2024	2023
Current	$130,000	$-
Deferred	293,000	-
Total provision (benefit)	$423,000	$-

Equity Transactions for the Three Months Ended March 31, 2024

Stock Issued for Cash - Capital Raise

In 2024, the Company issued 3,080,356 shares of common stock for gross proceeds of $17,249,994 ($5.60/share).

In connection with the capital raise, the Company paid cash as direct offering costs totaling $1,395,000, resulting in net proceeds of $15,854,994.

This offering was made pursuant to the Company’s registration statement on Form S-3 (File No. 333-273110) previously filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2023, as amended, and declared effective by the SEC on November 3, 2023.

A preliminary and final prospectus supplement were filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 (the “Securities Act”) on January 17, 2024 and January 19, 2024, respectively. The Offering closed on January 22, 2024.

Exercise of Warrants - Cash

During 2024, the Company issued 1,860,308 shares of common stock in connection with the exercise of 1,860,308 warrants for $8,799,257 ($4.73/share). See warrant table below.

Exercise of Warrants - Cashless

During 2024, the Company issued 40,238 shares of common stock in connection with the cashless exercise of warrants ($0.001/share). The transaction had a net effect of $0 on stockholders’ equity. See warrant table below.

Stock Issued for Services

The Company issued 47,386 shares of common stock for services rendered, having a fair value of $411,740 ($3.85 - $7.34/share), based upon the quoted closing trading price.

See separate discussion below for the issuance and related vesting of common stock granted to the Company’s officers and directors.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated the performance of its operating segments based on revenues and operating income (loss). Segment information for the three months ended March 31, 2024 and 2023, are as follows:

	For the Three Months Ended March 31,
	2024	2023

Revenues
Mobile Virtual Network Operator	$28,892,590	$28,659,384
Comprehensive Platform Services	2,530,589	2,934,346
Lead Generation	-	3,170,845
Other	5,956	11,868
Total	$31,429,135	$34,776,443

Cost of revenues
Mobile Virtual Network Operator	$20,760,199	$21,311,859
Comprehensive Platform Services	2,481,806	2,891,613
Lead Generation	1,619	2,877,988
Other	2,844	500
Total	$23,246,468	$27,081,960

Operating expenses
Mobile Virtual Network Operator	$34,831	$49,476
Comprehensive Platform Services	719,364	325,677
Lead Generation	81,255	288,393
Other	215	300
Corporate overhead	5,595,141	2,325,575
Total	$6,430,806	$2,989,421

Income from operations
Mobile Virtual Network Operator	$8,097,560	$7,298,049
Comprehensive Platform Services	(670,581)	(282,944)
Lead Generation	(82,871)	4,464
Other	2,897	11,068
Corporate overhead	(5,595,141)	(2,325,575)
Total	$1,751,861	$4,705,062

Segment information for the Company’s assets and liabilities at March 31, 2024 and December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023

Total Assets
Mobile Virtual Network Operator	$40,722,619	$32,502,760
Comprehensive Platform Services	4,949,204	2,584,245
Lead Generation	1,327,811	1,596,236
Other	138,447	135,548
Corporate overhead	22,437,092	5,106,518
Total	$69,585,173	$41,925,307

Total Liabilities
Mobile Virtual Network Operator	$2,297,116	$2,426,964
Comprehensive Platform Services	1,904,778	155,295
Lead Generation	542,516	899,485
Other	198,197	198,197
Corporate overhead	8,457,067	9,841,902
Total	$13,399,674	$13,521,843

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Mobile Virtual Network Operator

The Affordable Connectivity Program (ACP) revenue for the three months ended March 31, 2024 increased by $233,206 as compared to the three months ended March 31, 2023. Cost of revenues for the three months ended March 31, 2024, decreased by $551,660 from the same period ended March 31, 2023, as a result of the purchases of devices ($3,900,413), data usage expenses ($6,706,958) and marketing services paid of ($5,799,322) for the ACP program. The operating income increased from an operating income of $7,298,049 as of the three months ended March 31, 2023, to operating income of $8,097,560 as of three months ended March 31, 2024. As of this filing, the ACP has not been funded by Congress. We expect revenues and associated gross margin to be lower in the second quarter of 2024.

Lead Generation

The revenue for the three months ended March 31, 2024 decreased by $3,170,845 compared to the three months ended March 31, 2023. The revenue changed due to the continued review of the line of business and how it best fits into the overall plans of the Company.

Comprehensive Platform Services

The revenue for the three months ended March 31, 2024 was $2,530,589 compared to $2,934,346 for the same period in 2023. The decrease of 14% was a continuing result of the Company shift to ACP. With the uncertainty of ACP, we are committed to re-focus our attention to this market segment for 2024.

Overall

The overall increase in revenue of $3,347,308 from 2023 to 2024 for the three months ended March 31, can be attributable to opening of some new markets and the continued growth of subscribers with the Affordable Connectivity Program (ACP) program. The net operating income decreased by $2,953,201 from three months ended March 31, 2023 to the three months ended March 31, 2024.

LIQUIDITY and CAPITAL RESOURCES

At March 31, 2024 and December 31, 2023, our current assets were $59,060,603 and $33,366,661, respectively, and our current liabilities were $9,431,948 and $12,705,044, respectively, which resulted in a working capital surplus of $49,628,655 and of $20,661,617, respectively. The increase in current assets is a result of a capital raise on January 15, 2024 which resulted in a net increase in cash of $17,249,994 and the exercise of warrants during the three months ended March 31, 2024 of $8,799,257.

Total assets at March 31, 2024 and December 31, 2023 amounted to $69,585,173 and $41,925,307, respectively. The increase in total assets is a result of a capital raise and exercise of warrants, whereby cash increased by $ 28,323,018. Total assets increased by $27,659,866 from December 31, 2023 to March 31, 2024. At March 31, 2024, assets consisted of current assets of $59,060,603, net property and equipment of $291,458, net intangible assets of $1,963,093, goodwill of $4,166,782, equity investment in Centercom of $480,562, note receivable of $176,851, internal use software of $483,717, operating lease right of use asset of $420,107, and deferred income taxes of $2,542,000 compared to at December 31, 2023, current assets of $33,366,661, net property and equipment of $361,841, net intangible assets of $2,126,470, goodwill of $1,666,782, equity investment in Centercom of $464,409, note receivable of $176,851, internal use software of $539,424, operating lease right of use asset of $387,869, and deferred income taxes of $2,835,000.

At March 31, 2024, our total liabilities were $13,399,674 compared to total liabilities of $13,524,843 at December 31, 2023. This $125,169 decrease was related to the repayment during the three months ended March 31, 2024 of the various notes payable.

At March 31, 2024, our total stockholders’ equity was $56,185,499 as compared to $28,403,464 at December 31, 2023.

If the ACP is fully funded, we expect positive operating income results for the remainder of 2024. If ACP is not fully funded, we expect to incur a loss for the calendar year 2024, as we transition to the non-subsidized market or LinkUp Mobile. The gross margin for the three months ended March 31, 2024 was approximately 26% compared to the three months ended March 31, 2023 of approximately 22%.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2024 and 2023.

	2024	2023

Net cash provided by operating activities	$4,040,058	$2,865,796
Net cash used in investing activities	-	(157,044)
Net cash provided by (used in) financing activities	24,282,960	(882,321)
Net change in cash and cash equivalents	$28,323,018	$1,826,431

As a result of net positive cash provided by operating activities, a capital raise and the exercise of warrants at March 31, 2024, the cash increased in the period ended March 31, 2024 by $28,323,018, compared to $1,826,431 in the period ended March 31, 2023.

At March 31, 2024, the Company had the following material commitments and contingencies.

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

Significant estimates during the three months ended March 31, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of March 31, 2024, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

The following is a summary of threatened, pending, asserted or unasserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since December 31, 2023.

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

(4)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. At this time, it is difficult to estimate the amount or range of potential loss. SurgePays Inc has been removed from the case following a Motion to Dismiss and LogicsIQ, Inc. has been named as the defendant. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and the parties await a Dismissal Order to be entered by the Court.

(5)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays.

(6)	Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc. On February 13, 2024, in the Superior Court of California, Los Angeles County, Case No. 24 ST CV 03653, Consumer Attorney Marketing Group, LLC (“CAMG”) filed a complaint naming SurgePays, Inc. (the “Company”) a defendant and alleging claims for breach of contract, declaratory judgment and express and implied indemnity. The complaint demands that defendants indemnify CAMG for any damages or losses that CAMG may incur in the case Robert Aliotta, et al. v. SurgePays, Inc. d/b/a SurgeLogics, Case No. 23 C 00042, pending in the U.S. District Court for the Northern District of Illinois. CAMG’s claims against the Company are solely based upon theories of participatory and vicarious liability. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and the parties await a Dismissal Order to be entered by the Court.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

On May 8, 2024, Jeremy Gies, who served as President of the Company, tendered his resignation from his role as an officer of the Company, effective immediately. Mr. Gies will transition from his current role into a non-officer position with the Company, where Mr. Gies will continue to help the Company execute on its broader strategic agenda and lead growth initiatives. Mr. Gies’ resignation was not in connection with any disagreement between Mr. Gies and the Company, its management, the Company’s board of directors or any committee thereof on any matter relating to the Company’s operations, policies or practices, or any other matter.

On May 8, 2024, the Nominating and Corporate Governance Committee of the Company met and appointed Kevin Brian Cox as the new President of the Company, effective immediately. Mr. Cox currently also serves as the Company’s Chief Executive Officer and Chairman and will retain these titles in connection with his appointment. For further biographical information and arrangements with Mr. Cox, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.

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

SURGEPAYS, INC.
Date: May 13, 2024
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

