Form 10-Q
period 2024-06-30
SurgePays, Inc.
filed 2024-08-13
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2024 was 19,744,883 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash	$38,434,580	$14,622,060
Accounts receivable - net	1,412,177	9,536,074
Inventory	8,363,434	9,046,594
Prepaids and other	507,927	161,933
Total Current Assets	48,718,118	33,366,661

Property and equipment - net	221,075	361,841

Other Assets
Note receivable	176,851	176,851
Intangibles - net	1,799,716	2,126,470
Internal use software development costs - net	428,010	539,424
Goodwill	4,166,782	1,666,782
Investment in CenterCom	498,273	464,409
Operating lease - right of use asset - net	396,475	387,869
Deferred income taxes - net	-	2,835,000
Total Other Assets	7,466,107	8,196,805

Total Assets	$56,405,300	$41,925,307

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$4,297,557	$6,439,120
Accounts payable and accrued expenses - related party	499,853	1,048,224
Accrued income taxes payable	100,000	570,000
Deferred revenue	-	20,000
Operating lease liability	96,332	43,137
Note payable - related party	1,606,654	4,584,563
Total Current Liabilities	6,600,396	12,705,044

Long Term Liabilities
Note payable - related party	2,730,796	-
Notes payable - SBA government	474,758	460,523
Operating lease liability	317,470	356,276
Total Long Term Liabilities	3,523,024	816,799

Total Liabilities	10,123,420	13,521,843

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 19,431,549 and 14,403,261 shares issued and outstanding, respectively	19,435	14,404
Additional paid-in capital	72,967,169	43,421,019
Accumulated deficit	(26,827,373)	(15,186,203)
Stockholders’ equity	46,159,231	28,249,220
Non-controlling interest	122,649	154,244
Total Stockholders’ Equity	46,281,880	28,403,464

Total Liabilities and Stockholders’ Equity	$56,405,300	$41,925,307

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$15,085,699	$35,886,433	$46,514,834	$70,662,876

Costs and expenses
Cost of revenues	18,528,774	25,860,705	41,775,243	52,942,665
General and administrative expenses	7,432,978	3,823,227	13,863,783	6,812,648
Total costs and expenses	25,961,752	29,683,932	55,639,026	59,755,313

Income (loss) from operations	(10,876,053)	6,202,501	(9,124,192)	10,907,563

Other income (expense)
Interest expense	(116,722)	(156,267)	(249,305)	(348,593)
Other income	636,868	-	636,868	-
Gain on investment in CenterCom	17,711	10,713	33,864	43,742
Total other income (expense) - net	537,857	(145,554)	421,427	(304,851)

Net income (loss) before provision for income taxes	(10,338,196)	6,056,947	(8,702,765)	10,602,712

Provision for income tax benefit (expense)	(2,547,000)	-	(2,970,000)	-

Net income (loss) including non-controlling interest	(12,885,196)	6,056,947	(11,672,765)	10,602,712

Non-controlling interest	(19,431)	90,955	(31,595)	90,379

Net income (loss) available to common stockholders	$(12,865,765)	$5,965,992	$(11,641,170)	$10,512,333

Earnings per share - attributable to common stockholders
Basic	$(0.66)	$0.42	$(0.63)	$0.74
Diluted	$(0.66)	$0.40	$(0.63)	$0.71

Weighted average number of shares outstanding - attributable to common stockholders
Basic	19,431,549	14,191,083	18,562,416	14,154,163
Diluted	19,431,549	15,076,466	18,562,416	14,811,785

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	$154,244	$28,403,464

Stock issued for cash	3,080,356	3,081	17,246,913	-	-	17,249,994

Cash paid as direct offering costs	-	-	(1,395,000)	-	-	(1,395,000)

Exercise of warrants - cash	1,860,308	1,861	8,797,396	-	-	8,799,257

Exercise of warrants - cashless	40,238	41	(41)	-	-	-

Stock issued for services	47,386	48	411,692	-	-	411,740

Recognition of stock based compensation - unvested shares - related parties	-	-	1,497,417	-	-	1,497,417

Recognition of stock-based compensation - related party	-	-	6,196	-	-	6,196

Non-controlling interest	-	-	-	-	(12,164)	(12,164)

Net income	-	-	-	1,224,595	-	1,224,595

March 31, 2024	19,431,549	19,435	69,985,592	(13,961,608)	142,080	56,185,499

Recognition of stock based compensation - unvested shares - related parties	-	-	2,981,577	-	-	2,981,577

Non-controlling interest	-	-	-	-	(19,431)	(19,431)

Net loss	-	-	-	(12,865,765)	-	(12,865,765)

June 30, 2024	19,431,549	$19,435	$72,967,169	$(26,827,373)	$122,649	$46,281,880

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Operating activities
Net income (loss) - including non-controlling interest	$(11,672,765)	$10,602,712
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	467,520	467,519
Amortization of right-of-use assets	46,995	21,494
Amortization of internal use software development costs	111,414	64,530
Stock issued for services	411,740	618,644
Recognition of stock based compensation - unvested shares - related parties	4,478,994	-
Recognition of share based compensation - options - related party	6,196	18,588
Interest expense adjustment - SBA loans	19,750	-
Right-of-use asset lease payment adjustment true up	(97,346)	-
Gain on equity method investment - CenterCom	(33,864)	(43,742)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	8,123,897	(1,059,014)
Inventory	683,160	(6,900,674)
Prepaids and other	(345,994)	(56,131)
Deferred income taxes - net	2,835,000	-
Increase (decrease) in
Accounts payable and accrued expenses	(4,641,563)	(1,351,218)
Accounts payable and accrued expenses - related party	(49,380)	(270,665)
Accrued income taxes payable	(470,000)	-
Installment sale liability - net	-	(1,668,744)
Deferred revenue	(20,000)	(199,910)
Operating lease liability	56,134	(19,329)
Net cash provided by (used in) operating activities	(90,112)	224,060

Investing activities
Capitalized internal use software development costs	-	(281,304)
Net cash used in investing activities	-	(281,304)

Financing activities
Proceeds from stock issued for cash	17,249,994	-
Proceeds from exercise of common stock warrants	8,799,257	207,240
Cash paid as direct offering costs	(1,395,000)	-
Repayments of loans - related party	(746,104)	(467,385)
Repayments on notes payable	-	(1,520,954)
Repayments on notes payable - SBA government	(5,515)	(9,213)
Net cash provided (used in) by financing activities	23,902,632	(1,790,312)

Net increase (decrease) in cash	23,812,520	(1,847,556)

Cash - beginning of period	14,622,060	7,035,654

Cash - end of period	$38,434,580	$5,188,098

Supplemental disclosure of cash flow information
Cash paid for interest	$259,765	$209,840
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Reclassification of accrued interest - related party to note payable - related party	$498,991	$-
Exercise of warrants - cashless	$41	$-
Right-of-use asset obtained in exchange for new operating lease liability	$98,638	$-
Goodwill (ClearLine Mobile, Inc.)	$2,500,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2024, the Company had:

●	Net loss available to common stockholders of $11,641,170; and
●	Net cash used in operations was $90,112

Additionally, at June 30, 2024, the Company had:

●	Accumulated deficit of $26,827,373
●	Stockholders’ equity of $46,281,880; and
●	Working capital of $42,117,722

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $38,434,580 at June 30, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The Company has historically incurred significant losses and has not, prior to 2023, demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that profitable operations will continue to be achieved and could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending June 30, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program ceased funding on June 1, 2024. The Company believes that the program will be funded again by Congress or that Congress will adopt a new program that will have similar funding possibilities, however, at this time, we cannot predict any outcome. See discussion below regarding revenue recognition.

The Company believes it has sufficient cash resources on hand to meet its current obligations for a period that is more than one year from the issuance date of these financial statements.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

At the time of acquisition, CLMI had nominal revenues and historical losses from operations. As a result, and given the immaterial nature of this acquisition, the Company elected not to present any pro-forma financial information.

This transaction did not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K. Additionally, the acquisition of CLMI was not deemed to be significant to the Company at any level under SEC Regulation S-X 3.05 and did not require the presentation of any additional historical audited financial statements.

At June 30, 2024 and December 31, 2023 goodwill was $4,166,782 and $1,666,782, respectively.

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Payments were scheduled as follows:

For the Year Ended December 31,			In Default

2024 (6 months)	$141,759	**	$96,993
2025	44,766
	186,525
Less: amount representing interest	(9,674)
Total	$176,851

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due.

**	The amount due for the six months ended December 31, 2024 is $141,759, which includes $52,227 of payments which were due as of December 31, 2023 and an additional $44,766 of payments which were due as of June 30, 2024.

As of June 30, 2024, the Company believes the note is collectible.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The Mobile Virtual Network Operator (SurgePhone and Torch Wireless) business segment made up approximately 89% and 83% of total consolidated revenues for the six months ended June 30, 2024 and 2023, respectively.

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 94% and 98% of accounts receivable at June 30, 2024 and December 31, 2023, respectively.

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

Significant estimates during the six months ended June 30, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program ceased funding on June 1, 2024. The Company believes that the program will be funded by Congress, however, at this time, we cannot predict any outcome. See discussion below regarding revenue recognition.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At June 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At June 30, 2024 and December 31, 2023, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At June 30, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Allowance for doubtful accounts was $17,525 at June 30, 2024 and December 31, 2023, respectively.

There was bad debt expense of $0 for the three and six months ended June 30, 2024 and 2023, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of tablets, cell phones and sim cards used for the Company’s subsidized Mobile Virtual Network Operator business segment. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

There was no provision for obsolescence for the three and six months ended June 30, 2024 and 2023, respectively.

At June 30, 2024 and December 31, 2023, the Company had inventory of $8,363,434 and $9,046,594, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

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

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

We also evaluate internal use software for abandonment and use that as a significant indicator for impairment on a quarterly basis.

There were no impairment losses for the three and six months ended June 30, 2024 and 2023, respectively.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The total revenue from these services for the three months ended June 30, 2024 and 2023, was $0 and $443,244, respectively.

The total revenue from these services for the six months ended June 30, 2024 and 2023, was $0 and $871,030, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

At June 30, 2024 and December 31, 2023, the Company had deferred revenue of $0 and $20,000, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024		2023
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$41,396,096	89.00%	$58,874,214	83.32%
Comprehensive Platform Services	5,107,409	10.98%	5,804,931	8.21%
Lead Generation	-	0.00%	5,962,430	8.44%
Other	11,329	0.02%	21,301	0.03%
Total Revenues	$46,514,834	100%	$70,662,876	100%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The above disaggregation of revenues includes the following entities:

Mobile Virtual Network Operators (SPW and TW),

Comprehensive Platform Services (Surge Fintech and ECS),

Lead Generation (LogicsIQ and Injury Survey); and

Other (Surge Blockchain)

Cost of Revenues

Cost of revenues consists of tablet purchases, mobile phone purchases, purchased telecom services including data usage and access to wireless networks. Additionally, cost of revenues consists of call center costs, prepaid phone cards, commissions, and advertising costs.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

For the year ended December 31, 2023, the Company generated net income, however, during the six months ended June 30, 2024, the Company has reflected a net loss. As of June 30, 2024, the loss resulted in the Company being in a three-year cumulative historic loss position. As a result, the Company recorded a full valuation allowance on its deferred tax assets as of June 30, 2024, resulting in a three-month tax expense of $2,547,000 for the quarter ended June 30, 2024.

The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which have been evaluated for applicability in offsetting current taxable net income. The Company has determined that the federal net operating loss carryforward is limited to 80% of the current year’s net taxable income. Since the Company entered a three-year cumulative loss during the quarter ended June 30, 2024, a full valuation allowance has been recorded against all net operating loss carryforwards.

At June 30, 2024 and December 31, 2023, the Company accrued an income tax liability of $100,000 and $570,000, respectively. See Note 12.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following is a summary of our investment at June 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$354,206
Gain on investment in CenterCom	110,203
Balance - December 31, 2023	464,409
Gain on investment in CenterCom	33,864
Balance - June 30, 2024	$498,273

During the three months ended June 30, 2024 and 2023, we recognized a gain of $17,711 and $10,713, respectively.

During the six months ended June 30, 2024 and 2023, we recognized a gain of $33,864 and $43,742, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $11,044 and $16,528 in marketing and advertising costs during the three months ended June 30, 2024 and 2023, respectively.

The Company recognized $27,851 and $48,864 in marketing and advertising costs during the six months ended June 30, 2024 and 2023, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The following potentially dilutive equity securities outstanding as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
Warrants	3,619,278	5,622,292
Stock options	121,276	11,902
Total common stock equivalents	3,740,554	5,634,194

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Based on the potential common stock equivalents noted above at June 30, 2024, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Numerator
Net income (loss) available to common stockholders	$(12,865,765)	$5,965,992	$(11,641,170)	$10,512,333

Denominator
Weighted average shares outstanding - basic	19,431,549	14,191,083	18,562,416	14,154,163
Effect of dilutive securities	-	885,383	-	657,622
Weighted average shares outstanding - diluted	19,431,549	15,076,466	18,562,416	14,811,785

Earnings (loss) per share - basic	$(0.66)	$0.42	$(0.63)	$0.74
Earnings (loss) per share - diluted	$(0.66)	$0.40	$(0.63)	$0.71

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

During the six months ended June 30, 2024 and 2023, respectively, the Company incurred expenses with related parties in the normal course of business totaling $83,178 as follows:

Related Party	June 30, 2024	June 30, 2023
Carddawg Investments, Inc.	83,178	83,178	1
Total	$83,178	$83,178

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

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

JUNE 30, 2024

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

Type	June 30, 2024	December 31, 2023	Estimated Useful Lives (Years)

Computer equipment and software	$1,006,286	$1,006,286	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	1,089,038
Less: accumulated depreciation/amortization	(867,963)	(727,197)
Property and equipment - net	$221,075	$361,841

Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $70,383, respectively.

Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $140,766, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 4 – Intangibles

Intangibles consisted of the following:

Type	June 30, 2024	December 31, 2023	Estimated Useful Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(3,953,804)	(3,627,050)
Intangibles - net	$1,799,716	$2,126,470

Amortization expense for the three months ended June 30, 2024 and 2023 was $163,377, respectively.

Amortization expense for the six months ended June 30, 2024 and 2023 was $326,754, respectively.

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:

2024 (6 Months)	326,753
2025	653,507
2026	653,507
2027	165,949
Total	$1,799,716

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

Type	June 30, 2024	December 31, 2023	Estimated Useful Life (Years)

Internal Use Software Development Costs	$668,484	$668,484	3
Less: accumulated amortization	(240,474)	(129,060)
Internal Use Software Development Costs - net	$428,010	$539,424

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

The following is a summary of our capitalized internal use software development costs at June 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$387,180
Capitalized costs	281,304
Balance - December 31, 2023	668,484
No activity	-
Balance - June 30, 2024	$668,484

For the three months ended June 30, 2024 and 2023, amortization of internal use software development costs was $55,707 and $32,265, respectively.

For the six months ended June 30, 2024 and 2023, amortization of internal use software development costs was $111,414 and $64,530, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Estimated amortization expense is as follows for the years ended December 31:

2024 (6 Months)	111,414
2025	222,828
2026	93,768
Total	$428,010

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at June 30, 2024 and December 31, 2023, respectively:

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

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2022	$145,922	$328,924	$474,846
Repayments	(3,928)	(10,395)	(14,323)
Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(1,872)	(3,643)	(5,515)
Balance - June 30, 2024	$145,609	$329,149	$474,758

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Notes Payable – Related Parties

The following is a summary of the Company’s Notes Payable - Related Parties:

	1	1	2	Total
Balance - December 31, 2022	$-	$5,134,563	$467,385	$5,601,948
Repayments	-	(550,000)	(467,385)	(1,017,385)
Balance - December 31, 2023	-	4,584,563	-	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-	-
Reclassification of accrued interest payable into one single note	498,991	-	-	498,991
Repayments	(746,104)	-	-	(746,104)
Balance - June 30, 2024	$4,337,450	$-	$-	$4,337,450

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

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

2	Activity was with David May, who is a Board Member. The note of $467,385 and related accrued interest of $63,641 (aggregate $531,026) was repaid in 2023. The note bore interest at 10% and was unsecured.

The following is a detail of the Company’s Notes Payable - Related Parties:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	June 30, 2024	December 31, 2023
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	None	$4,337,450	$-
Note #2	December 31, 2022	December 31, 2023	10.00%	0.00%	None	-	4,584,563
						4,337,450	4,584,563
					Short Term	1,606,654	4,584,563
					Long Term	$2,730,796	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Notes Payable

	1	2	3
Terms	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	March 2022	2022
Maturity date	October/November 2022	March 2023	2025
Interest rate	19%	19%	1%
Default interest rate	26%	26%	0%
Collateral	Unsecured	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	15,000	N/A

Balance - December 31, 2022	1,100,000	400,000	95,167	1,595,167
Repayments	(1,100,000)	(400,000)	(95,167)	(1,595,167)
Balance - December 31, 2023	$-	$-	$-	$-

1-	These notes were issued with 36,000, three (3) year warrants, which have been reflected as debt issue costs and are amortized over the life of the debt.

2-	These notes were issued with 15,000, three (3) year warrants, which have been reflected as debt issue costs and were amortized over the life of the debt. Additionally, in September 2022, the Company issued 12,000, three (3) year warrants, which have been treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In October 2022, the Company repaid $100,000.

3	This loan, originally a PPP loan, was refinanced in 2022 and was extended from October 2021 to March 2025. Monthly payments were $3,566 per month. In 2023, the remaining balance of the note was repaid in full.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Total

2024 (6 Months)	$781,795	$5,310	$787,105
2025	1,689,367	11,043	1,700,410
2026	1,866,288	11,461	1,877,749
2027	-	11,902	11,902
2028	-	12,308	12,308
Thereafter	-	422,734	422,734
Total	$4,337,450	$474,758	$4,812,208

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, respectively.

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

JUNE 30, 2024

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

At June 30, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$396,475	$387,869

Liabilities

Operating lease liability	$413,802	$399,413

Weighted-average remaining lease term (years)	5.36	6.50

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	June 30, 2024	June 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$46,995	$21,494
Lease liability expense in connection with obligation repayment	10,742	10,648
Total operating lease costs	$57,737	$32,142

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$56,134	$19,329
Right-of-use asset obtained in exchange for new operating lease liability	$98,638	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2024 (6 months)	$56,472
2025	116,211
2026	65,041
2027	66,625
2028	61,099
Thereafter	107,265
Total undiscounted cash flows	472,713
Less: amount representing interest	58,911
Present value of operating lease liabilities	413,802
Less: current portion of operating lease liabilities	96,332
Long-term operating lease liabilities	$317,470

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary

a.	For the year ended December 31, 2023 - $475,000,
b.	For the year ended December 31, 2024 - $489,250; and
c.	For the year ended December 31, 2025 - $503,928

2.	Annual cash bonus

a.	For the year ended December 31, 2023 - $510,000,
b.	For the year ended December 31, 2024 – at least $510,000; and
c.	For the year ended December 31, 2025 - subject to Board approval

3.	Restricted Stock Awards

a.	Effective November 10, 2023, an award of 600,000 shares of common stock. The fair value of this grant was $3,114,000, based upon the quoted closing price of $5.19/share.
b.	The shares will vest as follows (see below for table on non-vested shares):

i.	400,000 shares ratably over the period July 2024 – December 2024 (66,667 shares per month over a six-month period); and
ii.	200,000 on December 31, 2025,
iii.	Shares shall immediately vest if any of the following occur and the Chief Financial Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

4.	Other

a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

See Note 9 regarding the vesting provisions of these shares.

Chief Executive Officer

In December 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Term – through December 31, 2028
2.	Base salary

a.	For the year ended December 31, 2023 - $750,000,
b.	For each year thereafter an increase of 3%

3.	Annual cash bonus

a.	For the year ended December 31, 2023, and all other years throughout the term of the employment agreement - $870,000.

4.	Restricted Stock Awards

a.	Effective March 1, 2024, future stock awards totaling 2,500,000 shares of common stock.
b.	The shares will be issued and vest as follows:

i.	500,000 shares ratably over the period July 2024 – December 2024 (83,333 shares per month over a six-month period). The fair value of this grant was $3,800,000, based upon the quoted closing price of $7.60/share, 500,000 on June 1, of each subsequent year (2025, 2026, 2027 and 2028), at which time these shares will have their fair value determined. These shares have no stated performance or service requirements, other than to be remain as the Chief Executive Officer, and the expense will be recorded on the grant date; and
ii.	Shares shall immediately vest if any of the following occur and the Chief Executive Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, for all matters listed below, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. The matter continues in the discovery process with other dispositive motions pending. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions began in the third quarter of 2023 and are expected to continue in 2024. The case is currently set for trial in January 2025.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections has responded by filing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. Counsel for Blue Skies Connections has requested that Surge Pays either voluntarily dismiss the subject action or agree to stay the subject action until conclusion of the Oklahoma litigation. Surge Pays is presently reviewing and considering its options.

Mike Fina litigation

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays. SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss granted by the Court. Upon granting this Motion, the Court also ruled the “derivative” claim issue could be certified for immediate appeal upon entry of the Court’s order, which is pending. Defendants Rob Rowlen and Terracom, LLC remain as defendants in the case after answering the Second Amended Petition. It is SurgePays’ intent to appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and Misty Garrett, and to continue prosecuting the case against the other Defendants. At this stage, no attempts at settlement have been made.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Aliotta and Vasquesz v SurgePays – Litigation

Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and a Dismissal Order was entered by the Court on April 30, 2024.

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

JUNE 30, 2024

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

At June 30, 2024, the Company had three (3) classes of stock:

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

JUNE 30, 2024

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

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At June 30, 2024, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Equity Transactions for the Six Months Ended June 30, 2024

Stock Issued for Cash - Capital Raise

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

JUNE 30, 2024

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

For the six months ended June 30, 2024 and 2023, the Company recognized stock compensation expense of $1,458,725 and $0, respectively, related to vesting.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

For the six months ended June 30, 2024 and 2023, the Company recognized stock compensation expense of $51,950 and $0, respectively, related to vesting.

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

For the six months ended June 30, 2024 and 2023, the Company recognized stock compensation expense of $2,522,272 and $0, respectively, related to vesting.

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

For the six months ended June 30, 2024 and 2023, the Company recognized stock compensation expense of $446,047 and $0, respectively, related to vesting.

For the six months ended June 30, 2024 and 2023, the Company recognized total stock compensation expense of $4,478,994 and $0 related to vesting.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The following is a summary of the Company’s non-vested shares at June 30, 2024 and December 31, 2023.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2022	-	$-
Granted	695,000	5.24
Vested	-	-
Cancelled/Forfeited	-	-
Balance - December 31, 2023	695,000	$5.24
Granted	600,000	$7.60
Vested	-	-
Cancelled/Forfeited	-	-
Balance - June 30, 2024	1,295,000	$6.26

Unrecognized Compensation	$3,096,972

Weighted average period (years)	0.69

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at June 30, 2024 and December 31, 2023, respectively.

Six Months Ended June 30, 2024	Shares Granted	Shares Vested	Non-Vested Shares
Chief Financial Officer	-	-	-
Chief Executive Officer	500,000	-	500,000
Board Directors	-	-	-
Director of Human Resources and Legal Services	100,000	-	100,000
	600,000	-	600,000

Year Ended December 31, 2023	Shares Granted	Shares Vested	Non-Vested Shares
Chief Financial Officer	600,000	-	600,000
Chief Executive Officer	-	-	-
Board Directors	95,000	-	95,000
Director of Human Resources and Legal Services	-	-	-
	695,000	-	695,000

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Stock Options

Stock option transactions for the six months ended June 30, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted Average	Remaining Contractual	Aggregate	Grant Date
	Number of	Exercise	Term	Intrinsic	Fair
Stock Options	Options	Price	(Years)	Value	Value
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	104,272	$6.45			$5.53
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - June 30, 2024	121,276	$7.79	5.97	$-
Vested and Exercisable - June 30, 2024	121,276	$7.79	5.97	$-
Unvested and non-exercisable - June 30, 2024	-	$-	-	$-

Six Months Ended June 30, 2024

Stock Options - Related Party – Chief Financial Officer

The remaining 5,101 stock options vested.

Stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $0 and $9,294, respectively.

Stock-based compensation expense for the six months ended June 30, 2024 and 2023 was $6,196 and $18,587, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Warrants

Warrant activity for the six months ended June 30, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	0.00	$-
Granted	-	$-
Exercised	(43,814)	$4.73
Cancelled/Forfeited	(63,325)	$26.39
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(1,667)	$12.50
Outstanding - June 30, 2024	3,619,278	$4.85	0.36	$-
Vested and Exercisable - June 30, 2024	3,619,278	$4.85	0.36	$-
Unvested and non-exercisable - June 30, 2024	-	$-	-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Segment information for the Company’s operations for the six months ended June 30, 2024 and 2023, are as follows:

	For the Six Months Ended June 30,
	2024	2023

Revenues
Mobile Virtual Network Operators	$41,396,096	$58,874,214
Comprehensive Platform Services	5,107,409	5,804,931
Lead Generation	-	5,962,430
Other	11,329	21,301
Total	$46,514,834	$70,662,876

Cost of revenues
Mobile Virtual Network Operators	$36,773,896	$42,440,138
Comprehensive Platform Services	4,990,922	5,691,658
Lead Generation	3,546	4,810,719
Other	6,879	150
Total	$41,775,243	$52,942,665

Operating expenses
Mobile Virtual Network Operators	$69,379	$162,772
Comprehensive Platform Services	1,498,590	669,791
Lead Generation	285,544	568,683
Other	4,440	2,927
Corporate overhead	12,005,830	5,408,475
Total	$13,863,783	$6,812,648

Income (loss) from operations
Mobile Virtual Network Operators	$4,552,821	$16,271,304
Comprehensive Platform Services	(1,382,103)	(556,518)
Lead Generation	(289,090)	583,028
Other	10	18,224
Corporate overhead	(12,005,830)	(5,408,475)
Total	$(9,124,192)	$10,907,563

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Segment information for the Company’s assets and liabilities at June 30, 2024 and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023

Total Assets
Mobile Virtual Network Operators	$37,298,772	$32,502,760
Comprehensive Platform Services	5,114,208	2,584,245
Lead Generation	1,269,173	1,596,236
Other	224,214	135,548
Corporate overhead	12,498,933	5,106,518
Total	$56,405,300	$41,925,307

Total Liabilities
Mobile Virtual Network Operators	$1,101,904	$2,426,964
Comprehensive Platform Services	1,107,038	155,295
Lead Generation	405,094	899,485
Other	116,398	198,197
Corporate overhead	7,392,986	9,841,902
Total	$10,123,420	$13,521,843

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

JUNE 30, 2024

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

JUNE 30, 2024

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

The liability was repaid in full in 2023 and the agreement was cancelled.

Note 12 – Income Taxes

Provision (benefit) for Income Taxes and Effective Income Tax Rate

	June 30, 2024	June 30, 2023
Federal
Current	$135,000	$-
Deferred	2,835,000	-
Total provision (benefit)	$2,970,000	$-

State
Current	$-	$-
Deferred	-	-
Total provision (benefit)	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the six months ended June 30, 2024 and 2023, respectively, is approximately as follows:

	June 30, 2024	June 30, 2023
Federal income tax expense (benefit) - 19.64%	$(1,710,000)	$893,000
State income tax expense (benefit) - 6.5% - net of federal effect	(561,000)	296,000
Non-deductible items	1,000,000	-
Subtotal	(1,271,000)	1,189,000
Change in valuation allowance	4,241,000	(1,189,000)
Income tax expense (benefit)	$2,970,000	$-

Effective tax rate	-34.13%	0.00%

Deferred Tax Assets and Liabilities

As of June 30, 2024 and December 31, 2023, respectively, the significant components of deferred tax assets and liabilities is as follows:

	June 30, 2024	December 31, 2023
Deferred Tax Assets
Reserve for uncollectible accounts	$5,000	$5,000
Stock based compensation	125,000	-
Net operating loss carryforwards	4,837,000	3,844,000
Total deferred tax assets	4,967,000	3,849,000
Less: valuation allowance	(4,750,000)	(790,000)
Net deferred tax assets	217,000	3,059,000

Deferred Tax Liabilities
Depreciation	52,000	224,000
Amortization	165,000	-
Net deferred tax liabilities	217,000	224,000

Deferred income taxes - net	$-	$2,835,000

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of June 30, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

As of June 30, 2024, the Company had federal and state net operating loss carryforwards of approximately $20,000,000 and $16,000,000, respectively. The federal net operating losses carry forward indefinitely, and accordingly have not been reserved. The state net operating losses will expire between the years ending December 31, 2036 and 2038. The state net operating losses have been fully reserved as management does not believe that is probable that the losses will be utilized before their expiration.

During the six months ended June 30, 2024, the valuation allowance increased by approximately $3,960,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

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

The Company files corporate income tax returns in the United States and State of Tennessee jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At June 30, 2024 and December 31, 2023, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2024 and 2023 and for the three months and six months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

Our Business Segments

Mobile Virtual Network Operators

We provide mobile broadband (internet connectivity), voice and SMS text messaging to both subsidized and direct retail prepaid customers through SurgePhone Wireless, LLC and Torch Wireless, LLC, wholly owned subsidiaries of SurgePays. We consider this the Mobile Virtual Network Operators (MVNO) segment of our business. Prior to the expiration of the Affordable Connectivity Program (the “ACP”) on June 1, 2024, we provided two types of MVNO’s, subsidized and non-subsidized. Our subsidized MVNO’s were licensed by the Federal Communications Commission (the “FCC”) to provide subsidized access to the internet through mobile broadband services to consumers qualifying under the federal guidelines of the ACP. We provided these services by supplying consumers who were eligible for the ACP with tablet devices with mobile broadband capabilities for use in their homes. For providing mobile broadband on tablets to these eligible customers, until June 1, 2024, the ACP reimbursed us up to a $100 for the cost of each tablet device we distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. Revenue from this portion of our business for the three months ended June 30, 2024 accounted for 83% of our total revenue as compared to 84% for the three months ended June 30, 2024. Revenue from this portion of our business for the six months ended June 30, 2024 accounted for 89% of our total revenue as compared to 83% for the six months ended June 30, 2024. However, due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. Effective June 1, 2024, households will no longer receive an ACP discount, and therefore until new or alternative funding for this program is available, we expect revenue for the remainder of 2024 to substantially decrease as the ACP reimbursement was a substantial portion of the Company’s revenue. Despite the expiration of ACP, we have decided to continue to provide broadband capabilities on our tablets to our previously subsidized customers with the belief that the ACP or a similar government program will be approved in the near future.

As a transition strategy moving forward, we decided to keep the existing base of subscribers from the former ACP enrolled in our network through June 30, 2024 and beyond. We believe it would have been an easy, though short-sighted, decision to de-enroll these subscribers once the ACP funding ran out because we have a built-in subscriber base of 250,000 and a distribution network of thousands of local convenience stores and bodegas where our consumers shop every day. We believe these are huge and valuable assets and to hold on to these valuable assets during this transition period, we chose to keep our subscribers active, absorb the wholesale costs, averaging around $7-10 per subscriber per month, and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. This will allow us to maintain our current customer base if that occurs.

Through our subsidiaries we plan to roll-out LinkUp Mobile over the remainder of 2024. This is the non-subsidized portion of our MVNO business, which will attempt to leverage the volume of buying power we have with our previous subsidized subscriber base to build low-cost plans using SIM kits in convenience stores transacting on the SurgePays network. Our market will be to penetrate rural America where there is less competition and higher consumer pricing and offer incentivized family plans to the rapidly growing base of subsidized customer households. The revenue will be generated by subscribers paying a monthly fee for talk, text and data carrier services on a prepaid basis. As highlighted above, we continued to provide the previous ACP benefit to our subscriber base through June 30, 2024 in the hope the ACP program would be re-established. It is our plan to communicate to this base our intention to transition these subscribers to our LinkUp Mobile service line.

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

In 2023, we decided to focus less on this segment of our business and the Company is in the process of determining how best this service fits into the overall plans of SurgePays. The Company still derived revenue from this segment of our business in 2023, however, we have not received any revenue for the six months ended June 30, 2024 and plan to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in the before the end of the fiscal year ended 2024.

COMPARISON OF THREE MONTHS ENDED June 30, 2024 AND 2023

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

Revenues during the three months ended years ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Revenue	$15,085,699	$35,886,433
Cost of revenue (exclusive of depreciation and amortization)	(18,528,774)	(25,860,705)
General and administrative	(7,432,978)	(3,823,227)
Income (Loss) from operations	$(10,876,053)	$6,202,501

Revenue decreased overall by $20,800,734 (58.0%) from the three months ended June 30, 2023 to the three months ended June 30, 2024. The breakout was as follows:

	For the Three Months Ended June 30,
	2024	2023

Revenues:
Mobile Virtual Network Operator	$12,503,507	$30,214,830
Comprehensive Platform Services	2,576,820	2,870,585
Lead Generation	-	2,791,585
Other	5,372	9,433
Total	$15,085,699	$35,886,433

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $17,711,323 (58.6%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. The $14.2 billion Congress initially made available for the ACP has run out. As a result, the ACP has ended for now. Effective June 1, 2024, households will no longer receive an ACP discount. As a transition strategy moving forward, we decided to keep the existing base of subscribers from the former ACP enrolled in our network through June 30, 2024 and beyond. We believe it would have been an easy, though short-sighted, decision to de-enroll these subscribers once the ACP funding ran out because we have a built-in subscriber base of 250,000 and a distribution network of thousands of local convenience stores and bodegas where our consumers shop every day. We believe these are huge and valuable assets and to hold on to these valuable assets during this transition period, we chose to keep our subscribers active, absorb the wholesale costs, averaging around $7-10 per subscriber per month, and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. It is also our plan to communicate to this base our intention to transition these subscribers to our LinkUp Mobile service line. Since the ACP was not funded, we expect revenue for the Company for the remainder of 2024 to substantially decrease because ACP reimbursement was a substantial portion of our revenue.

Lead Generation services consisting of LogicsIQ revenues decreased by $2,791,585 as a result of operational changes by management in late 2023. The Company plans to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in fiscal year ended 2024.

Comprehensive Platform Services revenues decreased by $293,765 as a result of focusing our efforts on our MVNO segment, specifically the ACP component of the MVNO segment while we strategized on how to enhance our sales and on-boarding approach to adding convenience stores to our platform. The Company expects this segment to be the biggest percent of year-over-year revenue growth opportunity for the remainder of 2024.

Cost of Revenue, Gross Profit and Gross Margin

For the three months ended June 30, 2024, cost of revenue for services primarily consists of data plan expenses ($9,011,476), devices ($1,145,609), marketing ($5,763,093), advertising ($1,377,794) and other expenses such as royalties and call-center expenses ($1,230,802). For the three months ended June 30, 2023, cost of revenue for services primarily consists of data plan expenses ($9,216,892), devices ($7,378,088), marketing ($4,882,564), advertising ($1,809,257) and other expenses such as royalties and call-center expenses ($2,573,904).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

In addition, the Company plans to implement a new sales force for Comprehensive Platform Services to capture what we believe is an untapped underbanked convenience store market. Our sales force team has increased to five as of June 30, 2024, from one as of June 30, 2023.

	For the Three Months Ended June 30,
	2024	2023

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$16,013,697	$21,127,883
Comprehensive Platform Services	2,509,116	2,800,046
Lead Generation	1,927	1,932,731
Other	4,034	45
Total	$18,528,774	$25,860,705

Gross profit margin is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and the cost of our products from manufacturers. Our gross profit in future periods will vary based upon our revenue stream mix and may increase or decrease based upon our distribution channels. We expect the gross margins to decrease overall as we transition from subsidized subscribers to non-subsidized subscribers through our LinkUp mobile service line.

	For the Three Months Ended June 30,
	2024	2023

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(3,510,190)	$9,086,947
Comprehensive Platform Services	67,704	70,539
Lead Generation	(1,927)	858,854
Other	1,338	9,388
Total	$(3,443,075)	$10,025,728

	For the Three Months Ended June 30,
	2024	2023
	%	%
Gross Margin:
Mobile Virtual Network Operator	(28.1)	30.1
Comprehensive Platform Services	2.6	2.5
Lead Generation	-	30.8
Other	24.9	99.5
Total	(22.8)	27.9

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale.

General and administrative during the three months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Depreciation and amortization	$289,468	$266,025
Selling, general and administration	7,143,510	3,557,202
Total	$7,432,978	$3,823,227

The increase in depreciation and amortization costs for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is the result of amortizing internal-use software development costs capitalized in 2023 associated with software enhancements to our various software platforms continuing in 2024. There were no such costs incurred in the first quarter of 2024.

Selling, general and administrative expenses during the three months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Contractors and consultants	$954,777	$562,521
Professional services	599,223	469,478
Compensation	4,421,114	1,637,254
Computer and internet	226,644	192,552
Advertising and marketing	11,045	16,528
Insurance	288,500	329,990
Other	642,207	348,879
Total	$7,143,510	$3,557,202

Selling, general and administrative costs (S, G & A) increased by $3,586,308 (100.8%). The changes are discussed below:

●	Contractors and consultants expense increased by $392,256 or 69.7% from $562,521 for the three months ended June 30, 2023 to $954,777 for the three months ended June 30, 2024. The Company engaged several contractors to overhaul the financial platform to allow for the conversion to a tablet-based transaction at the store level from the outdated VeriFone terminal. The Company also engaged with consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value.

●	Professional services increased $129,745 or 27.6% from the three months ended June 30, 2023 to the three months ended June 30, 2024 primarily due to the legal settlement of the Consumer Attorney Marketing Group, LLC case.

●	Compensation increased from $1,637,254 for the three months June 30, 2023 to $4,421,114 for the three months ended June 30, 2024 primarily as a result of one-time non-cash component for stock compensation for the CEO and CFO of $2,981,577 per their employment agreements and accruals for bonuses related to 2024 of $382,500.

●	Computer and internet costs increased $34,092 or 17.7% from the three months ended June 30, 2023 to the three months ended June 30, 2024. The increase was primarily the result of increased programming and support services related to the maintenance and enhancements of the Clearline platform purchased in January of 2024.

●	Advertising and marketing costs decreased to $11,045 for the three months ended June 30, 2024 from $16,528 for the three months ended June 30, 2023 primarily as a result of the Company slowing expenditures related to Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments effective February 7, 2024.

●	Insurance expense decreased to $288,500 for the three months ended June 30, 2024 from $329,990 for the three months ended June 30, 2023 primarily as a result of improved premium rates for the renewal of coverage in 2023/2024.

●	Other costs increased $293,328 or 84.1% from the three months ended June 30, 2023 to the three months ended June 30, 2024.

Other (expense) income during the three months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Interest expense	$(116,722)	$(156,267)
Other income	636,868	-
Gain on equity investment in Centercom	17,711	10,713
Total other income (expense)	$537,857	$(145,554)

Interest expense decreased to $116,722 in the three months ended June 30, 2024 from $156,267 in the three months ended June 30, 2023.

Other income increased by $636,868, mostly related to one-time reduction in accounts payable to CenterCom for invoices deemed not to be payable.

The equity investment in Centercom increased by $17,711 in the three months ended June 30, 2024 compared to an increase of $10,713 in the three months ended June 30, 2023.

Provision for income tax benefit during the three months ended June 30, 2024 and 2023 consisted of the following:

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the six months ended June 30, 2024 and 2023, respectively, is approximately as follows:

	June 30, 2024	June 30, 2023
Federal income tax expense (benefit) - 19.64%	$(1,710,000)	$893,000
State income tax expense (benefit) - 6.5% - net of federal effect	(561,000)	296,000
Non-deductible items	1,000,000	-
Subtotal	(1,271,000)	1,189,000
Change in valuation allowance	4,241,000	(1,189,000)
Income tax expense	$2,970,000	$-

Effective tax rate	-34.13%	0.00%

COMPARISON OF SIX MONTHS ENDED June 30, 2024 AND 2023

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

Revenues during the six months ended years ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Revenue	$46,514,834	$70,662,876
Cost of revenue (exclusive of depreciation and amortization)	(41,775,243)	(52,942,665)
General and administrative	(13,863,783)	(6,812,648)
Income (Loss) from operations	$(9,124,192)	$10,907,563

Revenue decreased overall by $24,148,042 (34.2%) from the six months ended June 30, 2023 to the six months ended June 30, 2024. The breakout was as follows:

	For the Six Months Ended June 30,
	2024	2023

Revenues:
Mobile Virtual Network Operator	$41,396,096	$58,874,214
Comprehensive Platform Services	5,107,409	5,804,931
Lead Generation	-	5,962,430
Other	11,329	21,302
Total	$46,514,834	$70,662,876

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $17,478,118 (29.7%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. The $14.2 billion Congress initially made available for the ACP has run out. As a result, the ACP has ended for now. Effective June 1, 2024, households will no longer receive an ACP discount. As a transition strategy moving forward, we decided to keep the existing base of subscribers from the former ACP enrolled in our network through June 30, 2024 and beyond. We believe it would have been an easy, though short-sighted, decision to de-enroll these subscribers once the ACP funding ran out because we have a built-in subscriber base of 250,000 and a distribution network of thousands of local convenience stores and bodegas where our consumers shop every day. We believe these are huge and valuable assets and to hold on to these valuable assets during this transition period, we chose to keep our subscribers active, absorb the wholesale costs, averaging around $7-10 per subscriber per month, and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. It is also our plan to communicate to this base our intention to transition these subscribers to our LinkUp Mobile service line. Since the ACP was not funded, we expect revenue for the Company for the remainder of 2024 to substantially decrease because ACP reimbursement is a substantial portion of our revenue.

Lead Generation services consisting of LogicsIQ revenues decreased by $5,962,430 as a result of operational changes by management in late 2023. The Company plans to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in fiscal year ending 2024.

Comprehensive Platform Services revenues decreased by $697,522 as a result of focusing our efforts on our MVNO segment, specifically the ACP component of the MVNO segment while we strategized on how to enhance our sales and on-boarding approach to adding convenience stores to our platform. The Company expects this segment to be the biggest percent of year-over-year revenue growth opportunity for the remainder of 2024.

Cost of Revenue, Gross Profit and Gross Margin

For the six months ended June 30, 2024, cost of revenue for services primarily consists of data plan expenses ($17,990,820), devices ($4,826,022), marketing ($11,562,415), advertising ($4,315,402) and other expenses such as royalties and call-center expenses ($3,080,584). For the six months ended June 30, 2023, cost of revenue for services primarily consists of data plan expenses ($19,707,549), devices ($13,603,491), marketing ($10,401,244), advertising ($4,513,015) and other expenses such as royalties and call-center expenses ($4,717,366).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

In addition, the Company plans to implement a new sales force for Comprehensive Platform Services to capture what we believe is an untapped underbanked convenience store market. Our sales force team has increased to 5 as of June 30, 2024, from 1 as of June 30, 2023.

	For the Six Months Ended June 30,
	2024	2023

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$36,773,896	$42,440,138
Comprehensive Platform Services	4,990,922	5,691,658
Lead Generation	3,546	4,810,719
Other	6,879	150
Total	$41,775,243	$52,942,665

Gross profit margin is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and the cost of our products from manufacturers. Our gross profit in future periods will vary based upon our revenue stream mix and may increase or decrease based upon our distribution channels. We expect the gross margins to decrease overall as we transition from subsidized subscribers to non-subsidized subscribers through our LinkUp mobile service line.

	For the Six Months Ended June 30,
	2024	2023

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$4,622,200	$16,434,076
Comprehensive Platform Services	116,487	113,273
Lead Generation	(3,546)	1,151,711
Other	4,450	21,151
Total	$4,739,591	$17,720,211

	For the Six Months Ended June 30,
	2024	2023
	%	%
Gross Margin:
Mobile Virtual Network Operator	11.2	27.9
Comprehensive Platform Services	2.3	2.0
Lead Generation	-	19.3
Other	39.3	99.3
Total	10.2	25.1

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale.

General and administrative during the six months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Depreciation and amortization	$578,935	$532,050
Selling, general and administration	13,284,848	6,280,598
Total	$13,863,783	$6,812,648

The increase in depreciation and amortization costs for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is the result of amortizing internal-use software development costs capitalized in 2023 associated with software enhancements to our various software platforms continuing in 2024. There were no such costs incurred in the first quarter of 2024.

Selling, general and administrative expenses during the six months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Contractors and consultants	$2,179,656	$1,112,155
Professional services	1,302,670	838,036
Compensation	7,609,142	2,491,272
Computer and internet	436,191	351,114
Advertising and marketing	27,851	48,864
Insurance	572,375	651,256
Other	1,156,963	787,901
Total	$13,284,848	$6,280,598

Selling, general and administrative costs (S, G & A) increased by $7,004,250 (111.5%). The changes are discussed below:

●	Contractors and consultants expense increased by $1,067,501 or 96.0% from $1,112,155 for the six months ended June 30, 2023 to $2,179,656 for the six months ended June 30, 2024. The Company engaged several contractors to overhaul the financial platform to allow for the conversion to a tablet-based transaction at the store level from the outdated VeriFone terminal. The Company also engaged with consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value.

●	Professional services increased $464,634 or 55.4% from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily due to the legal settlement of the Consumer Attorney Marketing Group, LLC case.

●	Compensation increased from $2,491,272 for the six months June 30, 2023 to $7,609,142 for the six months ended June 30, 2024 primarily as a result of one-time non-cash component for stock compensation for the CEO and CFO of $4,478,994 per their employment agreements and accruals for bonuses related to 2024 of $915,000.

●	Computer and internet costs increased $85,077 or 24.2% from the six months ended June 30, 2023 to the six months ended June 30, 2024. The increase was primarily the result of increased programming and support services related to the maintenance and enhancements of the Clearline platform purchased in January of 2024.

●	Advertising and marketing costs decreased to $27,851 for the six months ended June 30, 2024 from $48,864 for the six months ended June 30, 2023 primarily as a result of the Company slowing expenditures related to Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments effective February 7, 2024.

●	Insurance expense decreased to $572,375 for the six months ended June 30, 2024 from $651,256 for the six months ended June 30, 2023 primarily as a result of improved premium rates for the renewal of coverage in 2023/2024.

●	Other costs increased $369,062 or 46.8% from the six months ended June 30, 2023 to the three months ended June 30, 2024.

Other (expense) income during the six months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
Interest expense	$(249,305)	$(348,593)
Other income	636,868	-
Gain on equity investment in Centercom	33,864	43,742
Total other (expense) income	$421,427	$(304,851)

Interest expense decreased to $249,305 in the six months ended June 30, 2024 from $348,593 in the six months ended June 30, 2023.

Other income increased by $636,868, mostly related to one-time reduction in accounts payable to CenterCom for invoices deemed not to be payable.

The equity investment in Centercom increased by $33,864 in the six months ended June 30, 2024 compared to an increase of $43,742 in the six months ended June 30, 2023.

Provision for income tax benefit during the six months ended June 30, 2024 and 2023 consisted of the following:

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the six months ended June 30, 2024 and 2023, respectively, is approximately as follows:

	June 30, 2024	June 30, 2023
Federal income tax expense (benefit) - 19.64%	$(1,710,000)	$893,000
State income tax expense (benefit) - 6.5% - net of federal effect	(561,000)	296,000
Non-deductible items	1,000,000	-
Subtotal	(1,271,000)	1,189,000
Change in valuation allowance	4,241,000	(1,189,000)
Income tax expense	$2,970,000	$-

Effective tax rate	-34.13%	0.00%

Equity Transactions for the Three Months Ended June 30, 2024

Six Months Ended June 30, 2024

Stock Options - Related Party – Chief Financial Officer

The remaining 5,101 stock options vested.

Stock-based compensation expense for the three months ended June 30, 2024 and 2023 was $0 and $9,294, respectively.

Stock-based compensation expense for the six months ended June 30, 2024 and 2023 was $6,196 and $18,587, respectively.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated the performance of its operating segments based on revenues and operating income (loss). Segment information for the three months ended June 30, 2024 and 2023, are as follows:

Segment information for the Company’s operations for the six months ended June 30, 2024 and 2023, are as follows:

	For the Six Months Ended June 30,
	2024	2023

Revenues
Mobile Virtual Network Operators	$41,396,096	$58,874,214
Comprehensive Platform Services	5,107,409	5,804,931
Lead Generation	-	5,962,430
Other	11,329	21,301
Total	$46,514,834	$70,662,876

Cost of revenues
Mobile Virtual Network Operators	$36,773,896	$42,440,138
Comprehensive Platform Services	4,990,922	5,691,658
Lead Generation	3,546	4,810,719
Other	6,879	150
Total	$41,775,243	$52,942,665

Operating expenses
Mobile Virtual Network Operators	$69,379	$162,772
Comprehensive Platform Services	1,498,590	669,791
Lead Generation	285,544	568,683
Other	4,440	2,927
Corporate overhead	12,005,830	5,408,475
Total	$13,863,783	$6,812,648

Income (loss) from operations
Mobile Virtual Network Operators	$4,552,821	$16,271,304
Comprehensive Platform Services	(1,382,103)	(556,518)
Lead Generation	(2,89,090)	583,028
Other	10	18,224
Corporate overhead	(12,005,830)	(5,408,475)
Total	$(9,124,192)	$10,907,563

Segment information for the Company’s assets and liabilities at June 30, 2024 and December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023

Total Assets
Mobile Virtual Network Operators	$37,298,772	$32,502,760
Comprehensive Platform Services	5,114,208	2,584,245
Lead Generation	1,269,173	1,596,236
Other	224,214	135,548
Corporate overhead	12,498,933	5,106,518
Total	$56,405,300	$41,925,307

Total Liabilities
Mobile Virtual Network Operators	$1,101,904	$2,426,964
Comprehensive Platform Services	1,107,038	155,295
Lead Generation	405,094	899,485
Other	116,398	198,197
Corporate overhead	7,392,986	9,841,902
Total	$10,123,420	$13,521,843

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Mobile Virtual Network Operator

The Affordable Connectivity Program (ACP) revenue for the six months ended June 30, 2024 decreased by $17,478,118 as compared to the six months ended June 30, 2023. Cost of revenues for the six months ended June 30, 2024, decreased by $5,666,242 from the same period ended June 30, 2023, due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. The $14.2 billion Congress initially made available for the ACP has run out and as a result, the ACP has ended for now. Effective June 1, 2024, households will no longer receive an ACP discount and therefore until new or alternative funding for this program is available, we expect revenue for the remainder of 2024 to substantially decrease as the ACP reimbursement was a substantial portion of the Company’s revenue.

Lead Generation

The revenue for the six months ended June 30, 2024 decreased by $5,962,430 compared to the six months ended June 30, 2023. The revenue changed due to the continued review of the line of business and how it best fits into the overall plans of the Company.

Comprehensive Platform Services

The revenue for the six months ended June 30, 2024 was $5,107,409 compared to $5,804,931 for the same period in 2023. The decrease of 12% was a continuing result of the Company shift to ACP for January through April 2024. With the lack of additional funding and an end date of June 1, 2024 for ACP, we are committed to re-focus our attention to this market segment for 2024.

Overall

The overall decrease in revenue of $24,148,042 from 2023 to 2024 for the six months ended June 30, can be attributable to the lack of additional funding and an end date of June 1, 2024 for ACP. The net operating income decreased by $20,031,755 from six months ended June 30, 2023 to the six months ended June 30, 2024.

LIQUIDITY and CAPITAL RESOURCES

At June 30, 2024 and December 31, 2023, our current assets were $48,718,118 and $33,366,661, respectively, and our current liabilities were $6,600,396 and $12,705,044, respectively, which resulted in a working capital surplus of $42,117,722 and of $20,661,617, respectively. The increase in current assets is a result of a capital raise on January 15, 2024 which resulted in a net increase in cash of $17,249,994 and the exercise of warrants during the six months ended June 30, 2024 of $8,799,257.

Total assets at June 30, 2024 and December 31, 2023 amounted to $56,405,300 and $41,925,307, respectively. The increase in total assets is a result of a capital raise and exercise of warrants, whereby cash increased by $ 23,812,520. Total assets increased by $14,479,993 from December 31, 2023 to June 30, 2024. At June 30, 2024, assets consisted of current assets of $48,718,118, net property and equipment of $221,075, net intangible assets of $1,799,716, goodwill of $4,166,782, equity investment in Centercom of $498,273, note receivable of $176,851, internal use software of $428,010, and operating lease right of use asset of $396,475, compared to at December 31, 2023, current assets of $33,366,661, net property and equipment of $361,841, net intangible assets of $2,126,470, goodwill of $1,666,782, equity investment in Centercom of $464,409, note receivable of $176,851, internal use software of $539,424, operating lease right of use asset of $387,869, and deferred income taxes of $2,835,000.

At June 30, 2024, our total liabilities were $10,123,420 compared to total liabilities of $13,521,843 at December 31, 2023. This $3,398,423 decrease was related to the repayment during the six months ended June 30, 2024 of the various notes payable.

At June 30, 2024, our total stockholders’ equity was $46,281,880 as compared to $28,403,464 at December 31, 2023.

As a result of the end of funding to the ACP, we expect to incur a loss for the calendar year 2024 as we transition our focus to the non-subsidized market and LinkUp Mobile. Although the Company expects the loss of revenue from the ACP to have a substantial financial impact on the Company, we believe that the Company’s cash balance and working capital as of June 30, 2024, will be sufficient to fund operations for at least the next twelve months.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2024 and 2023.

	2024	2023

Net cash provided by (used in) operating activities	$(90,112)	$224,060
Net cash used in investing activities	-	(281,304)
Net cash provided by (used in) financing activities	23,902,632	(1,790,312)
Net change in cash and cash equivalents	$23,812,520	$(1,847,556)

As a result of net negative cash provided by operating activities, a capital raise and the exercise of warrants at June 30, 2024, the cash increased in the period ended June 30, 2024 by $23,812,519, compared to a decrease in cash of $1,847,556 in the period ended June 30, 2023.

At June 30, 2024, the Company had the following material commitments and contingencies.

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

Significant estimates during the three months and six months ended June 30, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of June 30, 2024, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

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

(1)	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The case remains in discovery but has been inactive for some time. Following analysis by our litigation counsel stating that there is a good defense, management has decided that a reserve is not necessary. The case remains on the docket and has no court dates set at this time.

(2)	On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleges breach of contract and prays for damages of approximately $73,000, plus fees, costs and interest. Litigation counsel is managing the motion practice and discovery process. The case was settled and dismissed in 2023 for $60,000, which has been recorded as a component of general and administrative expenses.

(3)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. The matter continues in the discovery process with other dispositive motions pending. Mr. Coffman is no longer working for True Wireless. An attempt at mediation in July, 2022 did not achieve a settlement. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Plaintiffs have made a written demand for damages and the parties continue to discuss a potential resolution. This matter is an anti-competitive attempt by Blue Skies and True Wireless to damage SurgePays, SurgePhone, and Cox. Written discovery is winding down and depositions began in the third quarter of 2023 and are expected to continue in 2024. The case is currently set for trial in January 2025.

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections has responded by filing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. Counsel for Blue Skies Connections has requested that Surge Pays either voluntarily dismiss the subject action or agree to stay the subject action until conclusion of the Oklahoma litigation. Surge Pays is presently reviewing and considering its options.

(4)	Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA) and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and a Dismissal Order was entered by the Court on April 30, 2024.

(5)	SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays. SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss granted by the Court. Upon granting this Motion, the Court also ruled the “derivative” claim issue could be certified for immediate appeal upon entry of the Court’s order, which is pending. Defendants Rob Rowlen and Terracom, LLC remain as defendants in the case after answering the Second Amended Petition. It is SurgePays’ intent to appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and Misty Garrett, and to continue prosecuting the case against the other Defendants. At this stage, no attempts at settlement have been made.

(6)	Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc. On February 13, 2024, in the Superior Court of California, Los Angeles County, Case No. 24 ST CV 03653, Consumer Attorney Marketing Group, LLC (“CAMG”) filed a complaint naming SurgePays, Inc. (the “Company”) a defendant and alleging claims for breach of contract, declaratory judgment and express and implied indemnity. The complaint demands that defendants indemnify CAMG for any damages or losses that CAMG may incur in the case Robert Aliotta, et al. v. SurgePays, Inc. d/b/a SurgeLogics, Case No. 23 C 00042, pending in the U.S. District Court for the Northern District of Illinois. CAMG’s claims against the Company are solely based upon theories of participatory and vicarious liability. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and the parties await a Dismissal Order to be entered by the Court.

ITEM 1A: RISK FACTORS

The United States Government’s dissolution of the Affordable Connectivity Program (“ACP”) will have a substantial adverse effect on our current and planned business operations.

Since the introduction of the ACP, we have derived over 70% of our revenue from reimbursement payments from the federal government under the ACP. Effective February 7, 2024, the ACP stopped accepting new applications and enrollments, and the program ceased funding on June 1, 2024. The cease in reimbursement payments from governmental agencies will have a substantial adverse effect on our business, financial condition, and operating results as we transition our focus to the Company’s other lines of business, such as non-subsidized market and LinkUp Mobile, of which there is no guarantee the Company will successfully be able to meet or exceed the revenue that was previously generated through subsidies from the ACP. Additionally, some of our growth plans for the non-ACP business segments of the Company are dependent on the growth of the ACP customers, and we may lose the opportunity to expand our other business segments, which will have a substantial adverse effect on our business, financial condition, and operating results.

We may require additional capital as we endeavor to replace lost revenue from the ACP, but we do not have any commitments to obtain such capital and we cannot assure you that we will be able to obtain adequate capital as and when required.

Due to the loss of revenue from the expiration of the ACP, we expect to incur a loss for the calendar year ended December 31, 2024. If we fail to replace the lost revenue from the Company’s other business segments, we will not be able to sustain our growth, which will have a substantial adverse effect on the financial condition and operating results of the Company. We will need to adjust operations to control our cash expenses; however, we cannot give assurance that we can increase our cash balances or limit our cash consumption and thus maintain sufficient cash balances for our planned operations. Future business demands may lead to cash utilization at levels greater than recently experienced. We may need to raise additional capital in the future. However, we cannot assure that we will be able to raise additional capital on acceptable terms, or at all.

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

During the six months ended June 30, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:

On March 14, 2024, Kevin Brian Cox, our President and Chief Executive Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Cox’s trading plan is equal to the number of shares of the Company’s common stock as reasonably estimated by the designated broker such that the net proceeds from their sale are sufficient to cover the withholding taxes resulting from the vesting of RSA grants previously issued to Mr. Cox, in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on December 3, 2024.

On March 14, 2024, Anthony Evers, our Chief Financial Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Evers’ trading plan is equal to the number of shares of the Company’s common stock as reasonably estimated by the designated broker such that the net proceeds from their sale are sufficient to cover the withholding taxes resulting from the vesting of RSA grants previously issued to Mr. Evers, in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on December 31, 2024.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

SURGEPAYS, INC.
Date: August 13, 2024
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

