Form 10-Q
period 2024-09-30
SurgePays, Inc.
filed 2024-11-12
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of November 8, 2024 was 20,161,547 shares.

SURGEPAYS, INC. AND SUBSIDIARIES

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$13,651,559	$14,622,060
Investments	10,068,506	-
Accounts receivable - net	1,513,996	9,536,074
Inventory	8,363,138	9,046,594
Prepaids and other	312,679	161,933
Total Current Assets	33,909,878	33,366,661

Construction-in-process	518,189	-

Property and equipment - net	158,092	361,841

Other Assets
Note receivable	176,851	176,851
Intangibles - net	1,636,339	2,126,470
Internal use software development costs - net	372,303	539,424
Goodwill	4,166,782	1,666,782
Investment in CenterCom	498,273	464,409
Operating lease - right of use asset - net	62,786	387,869
Deferred income taxes - net	-	2,835,000
Total Other Assets	6,913,334	8,196,805

Total Assets	$41,499,493	$41,925,307

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$3,173,968	$6,439,120
Accounts payable and accrued expenses - related party	462,376	1,048,224
Accrued income taxes payable	100,000	570,000
Deferred revenue	-	20,000
Operating lease liability	50,415	43,137
Note payable - related party	1,647,491	4,584,563
Total Current Liabilities	5,434,250	12,705,044

Long Term Liabilities
Note payable - related party	2,303,989	-
Notes payable - SBA government	472,135	460,523
Operating lease liability	13,132	356,276
Total Long Term Liabilities	2,789,256	816,799

Total Liabilities	8,223,506	13,521,843

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 19,931,549 shares issued and 19,650,779 shares outstanding, respectively, at September 30, 2024 14,403,261 shares issued and outstanding at December 31, 2023	19,935	14,404
Additional paid-in capital	74,725,651	43,421,019
Treasury stock - at cost (280,770 and 0 shares, respectively)	(485,131)	-
Accumulated deficit	(41,102,720)	(15,186,203)
Stockholders’ equity	33,157,735	28,249,220
Non-controlling interest	118,252	154,244
Total Stockholders’ Equity	33,275,987	28,403,464

Total Liabilities and Stockholders’ Equity	$41,499,493	$41,925,307

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$4,769,697	$34,160,834	$51,284,531	$104,823,710

Costs and expenses
Cost of revenues	12,602,057	23,680,247	54,377,300	76,622,912
General and administrative expenses	6,448,402	3,389,015	20,312,185	10,201,663
Total costs and expenses	19,050,459	27,069,262	74,689,485	86,824,575

Income (loss) from operations	(14,280,762)	7,091,572	(23,404,954)	17,999,135

Other income (expense)
Interest expense	(112,814)	(130,335)	(362,119)	(478,928)
Loss on lease termination, net	(194,862)	-	(194,862)	-
Other income	239	-	637,107	-
Interest income	183,537	-	183,537	-
Unrealized gains - investments	38,292	-	38,292	-
Dividends, interest and other income - investments	86,626	-	86,626	-
Gain on investment in CenterCom	-	51,894	33,864	95,636
Total other income (expense) - net	1,018	(78,441)	422,445	(383,292)

Net income (loss) before provision for income taxes	(14,279,744)	7,013,131	(22,982,509)	17,615,843

Provision for income tax benefit (expense)	-	-	(2,970,000)	-

Net income (loss) including non-controlling interest	(14,279,744)	7,013,131	(25,952,509)	17,615,843

Non-controlling interest	(4,397)	(71,170)	(35,992)	19,209

Net income (loss) available to common stockholders	$(14,275,347)	$7,084,301	$(25,916,517)	$17,596,634

Earnings per share - attributable to common stockholders
Basic	$(0.73)	$0.50	$(1.37)	$1.24
Diluted	$(0.73)	$0.49	$(1.37)	$1.19

Weighted average number of shares outstanding - attributable to common stockholders
Basic	19,689,010	14,291,263	18,940,689	14,205,127
Diluted	19,689,010	14,507,984	18,940,689	14,740,201

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional					Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	$-	$-	$154,244	$28,403,464

Stock issued for cash	3,080,356	3,081	17,246,913	-	-	-	-	17,249,994

Cash paid as direct offering costs	-	-	(1,395,000)	-	-	-	-	(1,395,000)

Exercise of warrants - cash	1,860,308	1,861	8,797,396	-	-	-	-	8,799,257

Exercise of warrants - cashless	40,238	41	(41)	-	-	-	-	-

Stock issued for services	47,386	48	411,692	-	-	-	-	411,740

Recognition of stock based compensation - unvested shares - related parties	-	-	1,497,417	-	-	-	-	1,497,417

Recognition of stock-based compensation - related party	-	-	6,196	-	-	-	-	6,196

Non-controlling interest	-	-	-	-	-	-	(12,164)	(12,164)

Net income	-	-	-	1,224,595	-	-	-	1,224,595

March 31, 2024	19,431,549	19,435	69,985,592	(13,961,608)	-	-	142,080	56,185,499

Recognition of stock based compensation - unvested shares - related parties	-	-	2,981,577	-	-	-	-	2,981,577

Non-controlling interest	-	-	-	-	-	-	(19,431)	(19,431)

Net loss	-	-	-	(12,865,765)			-	(12,865,765)

June 30, 2024	19,431,549	19,435	72,967,169	(26,827,373)	-	-	122,649	46,281,880

Recognition of stock based compensation - unvested shares - related parties	500,000	500	1,758,482	-	-	-	-	1,758,982

Treasury shares repurchased (share buy-backs)	-	-	-	-	280,770	(485,131)	-	(485,131)

Non-controlling interest	-	-	-	-	-	-	(4,397)	(4,397)

Net loss	-	-	-	(14,275,347)	-	-	-	(14,275,347)

September 30, 2024	19,931,549	$19,935	$74,725,651	$(41,102,720)	280,770	$(485,131)	$118,252	$33,275,987

The accompanying notes are an integral part of these unaudited consolidated financial statements

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2022	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

Stock issued for services	60,082	60	307,398	-	-	307,458

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Non-controlling interest	-	-	-	-	(576)	(576)

Net income	-	-	-	4,546,341	-	4,546,341

March 31, 2023	14,176,914	14,177	41,097,399	(31,257,765)	126,959	9,980,770

Stock issued for services	64,927	65	311,121	-	-	311,186

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Exercise of warrants for cash	43,814	44	207,196	-	-	207,240

Non-controlling interest	-	-	-	-	90,955	90,955

Net income	-	-	-	5,965,992	-	5,965,992

June 30, 2023	14,285,655	14,286	41,625,010	(25,291,773)	217,914	16,565,437

Stock issued for services	57,606	58	255,582	-	-	255,640

Recognition of stock based compensation - stock options	-	-	9,294	-	-	9,294

Non-controlling interest	-	-	-	-	(71,170)	(71,170)

Net income	-	-	-	7,084,301	-	7,084,301

September 30, 2023	14,343,261	$14,344	$41,889,886	$(18,207,472)	$146,744	$23,843,502

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2024	2023

Operating activities
Net income (loss) - including non-controlling interest	$(25,952,509)	$17,615,843
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	693,880	701,279
Amortization of right-of-use assets	70,857	32,426
Amortization of internal use software development costs	167,121	96,795
Stock issued for services	411,740	874,284
Recognition of stock based compensation - unvested shares - related parties	6,237,976	-
Recognition of share based compensation - options - related party	6,196	27,882
Interest expense adjustment - SBA loans	19,750	-
Right-of-use asset lease payment adjustment true up	(148,584)	-
Gain on equity method investment - CenterCom	(33,864)	(95,637)
Cash paid for lease termination	(212,175)	-
Loss on lease termination, net	194,862	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	8,022,078	(544,063)
Inventory	683,456	(3,363,165)
Prepaids and other	(150,746)	(86,355)
Deferred income taxes - net	2,835,000	-
Increase (decrease) in
Accounts payable and accrued expenses	(5,765,152)	1,048,750
Accounts payable and accrued expenses - related party	(86,857)	(726,163)
Accrued income taxes payable	(470,000)	-
Installment sale liability - net	-	(7,097,838)
Deferred revenue	(20,000)	(125,110)
Operating lease liability	84,257	(29,230)
Net cash provided by (used in) operating activities	(13,412,714)	8,329,698

Investing activities
Advances made for construction-in-process costs	(518,189)	-
Capitalized internal use software development costs	-	(281,304)
Purchase of investments - net	(10,068,506)	-
Net cash used in investing activities	(10,586,695)	(281,304)

Financing activities
Proceeds from stock issued for cash	17,249,994	-
Proceeds from exercise of common stock warrants	8,799,257	207,240
Cash paid as direct offering costs	(1,395,000)	-
Repayments of loans - related party	(1,132,074)	(1,017,385)
Repayments on notes payable	-	(1,531,478)
Repayments on notes payable - SBA government	(8,138)	(10,976)
Treasury shares repurchased (share buy-backs)	(485,131)	-
Net cash provided (used in) by financing activities	23,028,908	(2,352,599)

Net increase (decrease) in cash and cash equivalents	(970,501)	5,695,795

Cash and cash equivalents - beginning of period	14,622,060	7,035,654

Cash and cash equivalents - end of period	$13,651,559	$12,731,449

Supplemental disclosure of cash flow information
Cash paid for interest	$372,579	$209,840
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Reclassification of accrued interest - related party to note payable - related party	$498,991	$-
Exercise of warrants - cashless	$41	$-
Termination of ROU operating lease assets and liabilities	$309,826
Right-of-use asset obtained in exchange for new operating lease liability	$98,638	$-
Goodwill (ClearLine Mobile, Inc.)	$2,500,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2024, the Company had:

●	Net loss available to common stockholders of $25,916,517; and
●	Net cash used in operations was $13,412,714

Additionally, at September 30, 2024, the Company had:

●	Accumulated deficit of $41,102,720
●	Stockholders’ equity of $33,275,987; and
●	Working capital of $28,475,628

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash and cash equivalents on hand of $13,651,559 at September 30, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company has historically incurred significant losses and has not, prior to 2023, demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. There can be no assurance that we will have profitable operations again in the future and could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending September 30, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program ceased funding on 1, 2024. See discussion below regarding revenue recognition.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

CLMI produces a touchscreen display, positioned by the cash register, which is integrated into the SurgePays software platform and markets SurgePays products 24/7 from a central server. SurgePays can advertise its entire suite of products and services while utilizing the POS device for transactions.

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

Payments are due and were paid as follows:

-	$100,000 at signing,
-	$800,000 at closing,
-	$800,000 90 days from closing (April 2024)
-	$800,000 180 days from closing (July 2024)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

At September 30, 2024 and December 31, 2023 goodwill was $4,166,782 and $1,666,782, respectively.

There were no impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Payments were scheduled as follows:

For the Year Ended December 31,			In Default

2024 (3 months)	$141,759	**	$119,376
2025	44,766
	186,525
Less: amount representing interest	(9,674)
Total	$176,851

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due.

**	At September 30, 2024, a total of $119,376 in payments were in default, which consisted of payments due totaling $52,227 related to the year ended December 31, 2023 and an additional $67,149 of payments which were due as of September 30, 2024.

As of September 30, 2024, the Company believes the note is collectible.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Mobile Virtual Network Operator (SurgePhone and Torch Wireless) business segment made up approximately 81% and 85% of total consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively.

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 88% and 98% of accounts receivable at September 30, 2024 and December 31, 2023, respectively.

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

Significant estimates during the nine months ended September 30, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party, are carried at historical cost. At September 30, 2024 and December 31, 2023, respectively, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

At September 30, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Marketable Securities - Classification and Valuation

The Company may classify its marketable securities as either trading, available-for-sale, or held-to-maturity.

Trading securities are recorded at fair value with unrealized gains and losses included in earnings.

Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Held-to-maturity securities are recorded at amortized cost.

At September 30, 2024 and December 31, 2023, the Company has classified all of its marketable securities as trading, based upon our intent to sell them in the near term. Our securities consist of U.S. Treasury and government exchange traded funds.

Marketable securities were as follows at September 30, 2024 and December 31, 2023, respectively.

U.S. Treasury & Government
Exchange Traded Funds
Fixed Income
Balance - December 31, 2023	$-
Purchases	9,950,941
Unrealized gains	38,291
Dividends, interest and other income	85,717
Fees/adjustments	(6,443)
Balance - September 30, 2024	$10,068,506

Impairment of Marketable Securities

The Company evaluates its marketable securities for impairment at each reporting period.

An impairment is considered to be other-than-temporary if the Company (a) intends to sell the security, (b) is more likely than not to be required to sell the security before recovery of its amortized cost basis, or (c) does not expect to recover the entire amortized cost basis of the security.

If a decline in fair value is determined to be other-than-temporary, the impairment loss is recognized in earnings. For debt securities, the amount of the other-than-temporary impairment recognized in earnings depends on the extent to which the security’s fair value is less than its amortized cost and the severity and duration of the decline.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The determination of whether a decline is other-than-temporary involves significant judgment and includes an assessment of various factors including:

●	The length of time and the extent to which the fair value has been less than the cost basis;
●	The financial condition and near-term prospects of the issuer, including any specific events that may influence the issuer’s operations or profitability;
●	The intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

For the three and nine months ended September 30, 2024 and 2023, respectively, the Company did not record any impairment losses related to its marketable securities.

See Note 7 for additional disclosure of our marketable securities at fair value.

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

Allowance for doubtful accounts was $10,215 and $17,525 at September 30, 2024 and December 31, 2023, respectively.

There was bad debt expense of $0 for the three and nine months ended September 30, 2024 and 2023, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

There was no provision for obsolescence for the three and nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024 and December 31, 2023, the Company had inventory of $8,363,138 and $9,046,594, respectively.

Impairment of Long-lived Assets including Internal Use Capitalized Software Costs

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with the provisions of ASC 360-10-35-15 “Impairment or Disposal of Long-Lived Assets.” Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable, but are not limited to significant changes in performance relative to expected operating results; significant changes in the use of the assets; significant negative industry or economic trends; and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets.

Construction-in-process includes machinery and equipment and is stated at cost and not depreciated. Depreciation on construction-in-process commences when the assets are ready for their intended use and placed into service.

At September 30, 2024, the Company has recorded construction-in-process costs of $518,189. These assets are located in San Salvador and were placed into service on October 1, 2024. See related lease of right-of-use asset for office space at Note 13. The state-of-the-art facility, located in San Salvador, is designed to support up to 250 employees and offers a fully integrated space that combines sales operations, technology development, customer service, retailer support and back-office functions to support anticipated growth.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

There were no impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

There were no impairment losses for the three and nine months ended September 30, 2024 and 2023, respectively.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

The total revenue from these services for the three months ended September 30, 2024 and 2023, was $0 and $340,989, respectively.

The total revenue from these services for the nine months ended September 30, 2024 and 2023, was $0 and $1,212,019, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

At September 30, 2024 and December 31, 2023, the Company had deferred revenue of $0 and $20,000, respectively.

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024		2023

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$41,419,705	80.76%	$89,536,546	85.42%
Comprehensive Platform Services	9,853,497	19.21%	8,609,570	8.21%
Lead Generation	-	0.00%	6,647,061	6.34%
Other	11,329	0.02%	30,533	0.03%
Total Revenues	$51,284,531	100%	$104,823,710	100%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

For the year ended December 31, 2023, the Company generated net income, however, during the nine months ended September 30, 2024, the Company has reflected a net loss. As of June 30, 2024, the loss resulted in the Company being in a three-year cumulative historic loss position. As a result, the Company recorded a full valuation allowance on its deferred tax assets as of June 30, 2024, resulting in a three-month tax expense of $2,547,000 for the quarter ended June 30, 2024, and year-to-date tax expense of $2,970,000 There was no income tax for the three months ending September 30, 2024 as a result of the valuation allowance.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which have been evaluated for applicability in offsetting current taxable net income. The Company has determined that the federal net operating loss carryforward is limited to 80% of the current year’s net taxable income. Since the Company entered a three-year cumulative loss during the quarter ended September 30, 2024, a full valuation allowance has been recorded against all net operating loss carryforwards.

At September 30, 2024 and December 31, 2023, the Company has accrued an income tax liability of $100,000 and $570,000, respectively. See Note 12.

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

The following is a summary of our investment at September 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$354,206
Gain on investment in CenterCom	110,203
Balance - December 31, 2023	464,409
Gain on investment in CenterCom	33,864
Balance - September 30, 2024	$498,273

During the three months ended September 30, 2024 and 2023, we recognized a gain of $0 and $51,894, respectively.

During the nine months ended September 30, 2024 and 2023, we recognized a gain of $33,864 and $95,636, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

For the quarter ended September 30, 2024, the Company did not record any adjustments to its investment in CenterCom due to internal delays preventing access to the investee’s financial data. The Company has evaluated its investment under ASC 323, Investments—Equity Method and Joint Ventures, and concluded that any potential adjustment would be immaterial. Historically, the investment gains (losses) from our investment were not significant to our operations. Currently, no indicators suggest impairment or significant influence issues that would affect the investment’s carrying amount. The Company anticipates full financial reporting from CenterCom by year-end December 31, 2024, in compliance with U.S. GAAP requirements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized $14,351 and $89,069 in marketing and advertising costs during the three months ended September 30, 2024 and 2023, respectively.

The Company recognized $42,202 and $137,933 in marketing and advertising costs during the nine months ended September 30, 2024 and 2023, respectively.

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

SEPTEMBER 30, 2024

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

The following potentially dilutive equity securities outstanding as of September 30, 2024 and 2023 were as follows:

	September 30, 2024	September 30, 2023
Warrants	3,571,153	5,616,892
Stock options	121,276	11,902
Total common stock equivalents	3,692,429	5,628,794

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Based on the potential common stock equivalents noted above at September 30, 2024, the Company has sufficient authorized shares of common stock (500,000,000) to settle any potential exercises of common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Numerator
Net income (loss) available to common stockholders	$(14,275,346)	$7,084,301	$(25,916,517)	$17,596,634

Denominator
Weighted average shares outstanding - basic	19,689,010	14,291,263	18,940,689	14,205,127
Effect of dilutive securities	-	216,721	-	535,074
Weighted average shares outstanding - diluted	19,689,010	14,507,984	18,940,689	14,740,201

Earnings (loss) per share - basic	$(0.73)	$0.50	$(1.37)	$1.24
Earnings (loss) per share - diluted	$(0.73)	$0.49	$(1.37)	$1.19

During the three and nine months ended September 30, 2024, the Company reacquired 280,770 shares of treasury stock for $485,131. These shares are excluded from the denominator in computing basic and diluted earnings (loss) per share, as these shares are not considered outstanding.

Treasury Stock

The Company accounts for treasury stock under the cost method, which records treasury stock at the purchase price and presents it as a reduction in stockholders’ equity. Under this method, the purchase, sale, issuance, or retirement of treasury stock does not impact the income statement. Gains or losses on the reissuance of treasury stock are reflected as adjustments to additional paid-in capital. In cases where additional paid-in capital is insufficient to cover a loss, the remaining balance is charged to retained earnings.

Treasury stock is initially recorded at cost on the date of repurchase. If treasury shares are subsequently reissued, they are removed from treasury stock at the cost at which they were originally acquired. Any excess of the reissuance price over cost is credited to additional paid-in capital, while any deficiency is charged to additional paid-in capital to the extent of previously recorded credits, with any remaining deficiency charged to retained earnings.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company periodically assesses the need to retain treasury shares and may retire shares if they are no longer deemed necessary for future use, resulting in a reduction of issued shares and a corresponding adjustment to retained earnings.

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

During the nine months ended September 30, 2024 and 2023, respectively, the Company incurred expenses with related parties in the normal course of business totaling $124,767 as follows:

Related Party	September 30, 2024	September 30, 2023
Carddawg Investments, Inc.	124,767	124,767	1
Total	$124,767	$124,767

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	September 30, 2024	December 31, 2023	Lives (Years)

Computer equipment and software	$1,006,286	$1,006,286	3 - 5
Furniture and fixtures	82,752	82,752	5 - 7
	1,089,038	1,089,038
Less: accumulated depreciation/amortization	(930,946)	(727,197)
Property and equipment - net	$158,092	$361,841

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $282,067 and $211,149, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $861,001 and $701,279, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	September 30, 2024	December 31, 2023	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(4,117,181)	(3,627,050)
Intangibles - net	$1,636,339	$2,126,470

Amortization expense for the three months ended September 30, 2024 and 2023 was $163,377, respectively.

Amortization expense for the nine months ended September 30, 2024 and 2023 was $490,131, respectively.

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:

2024 (3 Months)	163,377
2025	653,507
2026	653,507
2027	165,948
Total	$1,636,339

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

Type	September 30, 2024	December 31, 2023	Estimated Useful Life (Years)

Internal Use Software Development Costs	$668,484	$668,484	3
Less: accumulated amortization	(296,181)	(129,060)
Internal Use Software Development Costs - net	$372,303	$539,424

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

The following is a summary of our capitalized internal use software development costs at September 30, 2024 and December 31, 2023:

Balance - December 31, 2022	$387,180
Capitalized costs	281,304
Balance - December 31, 2023	668,484
No activity	-
Balance - September 30, 2024	$668,484

For the three months ended September 30, 2024 and 2023, amortization of internal use software development costs was $55,707 and $32,265, respectively.

For the nine months ended September 30, 2024 and 2023, amortization of internal use software development costs was $167,121 and $96,795, respectively.

Estimated amortization expense is as follows for the years ended December 31:

2024 (3 Months)	55,707
2025	222,828
2026	93,768
Total	$372,303

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at September 30, 2024 and December 31, 2023, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2022	$145,922	$328,924	$474,846
Repayments	(3,928)	(10,395)	(14,323)
Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(2,676)	(5,462)	(8,138)
Balance - September 30, 2024	$144,805	$327,330	$472,135

Notes Payable – Related Parties

The following is a summary of the Company’s Notes Payable - Related Parties:

	1	1	2	Total
Balance - December 31, 2022	$-	$5,134,563	$467,385	$5,601,948
Repayments	-	(550,000)	(467,385)	(1,017,385)
Balance - December 31, 2023	-	4,584,563	-	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-	-
Reclassification of accrued interest payable into one single note	498,991	-	-	498,991
Repayments	(1,132,074)	-	-	(1,132,074)
Balance - September 30, 2024	$3,951,480	$-	$-	$3,951,480

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

2	Activity was with David May, who is a Board Member. The note of $467,385 and related accrued interest of $63,641 (aggregate $531,026) was repaid in 2023. The note bore interest at 10% and was unsecured.

The following is a detail of the Company’s Notes Payable - Related Parties:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	September 30, 2024	December 31, 2023
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	None	$3,951,480	$-
Note #2	December 31, 2022	December 31, 2023	10.00%	0.00%	None	-	4,584,563
						3,951,480	4,584,563
					Short Term	1,647,491	4,584,563
					Long Term	$2,303,989	$-

Notes Payable

	1	2	3
Terms	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	March 2022	2022
Maturity date	October/November 2022	March 2023	2025
Interest rate	19%	19%	1%
Default interest rate	26%	26%	0%
Collateral	Unsecured	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	15,000	N/A

Balance - December 31, 2022	1,100,000	400,000	95,167	1,595,167
Repayments	(1,100,000)	(400,000)	(95,167)	(1,595,167)
Balance - December 31, 2023	$-	$-	$-	$-

1-	These notes were issued with 36,000, three (3) year warrants, which were previously reflected as debt issue costs and were amortized over the life of the debt. These notes were fully repaid in 2023.

2-	These notes were issued with 15,000, three (3) year warrants, which were previously reflected as debt issue costs and were amortized over the life of the debt. Additionally, in 2022, the Company issued an additional 12,000, three (3) year warrants, which were treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In 2023, the Company repaid $400,000 in notes and related accrued interest of $36,204 (aggregate $436,204).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

3–	This loan, originally a PPP loan, was refinanced in 2022 and was extended from October 2021 to March 2025. Monthly payments were $3,566 per month. In 2023, the remaining balance of the note was repaid in full.

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Total

2024 (3 Months)	$395,825	$2,660	$398,485
2025	1,689,367	11,043	1,700,410
2026	1,866,288	11,461	1,877,749
2027	-	11,902	11,902
2028	-	12,308	12,308
Thereafter	-	422,761	422,761
Total	$3,951,480	$472,135	$4,423,615

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company’s financial assets and liabilities measured at fair value on a recurring basis consisted of the following at September 30, 2024 and December 31, 2023, respectively:

		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)

Exchange Traded Funds	$10,068,506	$10,068,506	$-	$-

		Quoted Prices in Active Markets for	Significant Other Observable	Significant Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)

Exchange Traded Funds	$-	$-	$-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Lease Termination and Loss on Right-of-Use Asset

Effective August 31, 2024, the Company entered into an agreement to terminate two (2) of its operating leases prior to the expiration of the lease term. The early termination resulted in the derecognition of these Right-of-Use (ROU) assets and the corresponding lease liabilities associated with these leases.

In connection with the termination, the Company made a buyout payment of $212,175 to the lessor to settle all remaining lease obligations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The carrying amounts of the lease liability and ROU asset as of the termination date were as follows:

●	Right-of-Use Asset (ROU) carrying amount: $309,826
●	Lease Liability: $327,139

As a result of the termination, the Company recognized a loss of $194,862 which is reported in the Company’s consolidated statements of operations under the line item “Other expenses” for the three and nine months ended September 30, 2024.

The loss was calculated as follows:

ROU Asset	309,826
Cash paid to execute lease termination	212,175
ROU Liability	(327,139)
Loss on lease termination	194,862

The termination of these leases resulted in the complete derecognition of these ROU assets and the corresponding lease liabilities. The Company does not expect any future obligations or payments related to these lease agreements following the settlement.

At September 30, 2024 and December 31, 2023, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$62,786	$387,869

Liabilities

Operating lease liability	$63,547	$399,413

Weighted-average remaining lease term (years)	1.25	6.50

Weighted-average discount rate	5%	5%

The components of lease expense were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$70,857	$32,426
Lease liability expense in connection with obligation repayment	15,748	15,789
Total operating lease costs	$86,605	$48,215

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$84,257	$29,230
Right-of-use asset obtained in exchange for new operating lease liability	$98,638	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2024 (3 months)	$12,681
2025	52,754
Total undiscounted cash flows	65,435
Less: amount representing interest	1,888
Present value of operating lease liabilities	63,547
Less: current portion of operating lease liabilities	50,415
Long-term operating lease liabilities	$13,132

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary
a.	For the year ended December 31, 2023 - $475,000,
b.	For the year ended December 31, 2024 - $489,250; and
c.	For the year ended December 31, 2025 - $503,928
2.	Annual cash bonus
a.	For the year ended December 31, 2023 - $510,000,
b.	For the year ended December 31, 2024 – at least $510,000; and
c.	For the year ended December 31, 2025 - subject to Board approval
3.	Restricted Stock Awards
a.	Effective November 10, 2023, an award of 600,000 shares of common stock. The fair value of this grant was $3,114,000, based upon the quoted closing price of $5.19/share.
b.	The shares will vest as follows (see below for table on non-vested shares):
i.	400,000 shares ratably over the period July 2024 – December 2024 (66,667 shares per month over a six-month period); and
ii.	200,000 on December 31, 2025,
iii.	Shares shall immediately vest if any of the following occur and the Chief Financial Officer is employed by the Company at the time of:
1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

4.	Other
a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

See Note 9 regarding the vesting provisions of these shares.

Chief Executive Officer

In December 2023, the Company finalized the terms of its employment agreement with its Chief Executive Officer as follows:

1.	Term – through December 31, 2028
2.	Base salary
a.	For the year ended December 31, 2023 - $750,000,
b.	For each year thereafter an increase of three percent.
3.	Annual cash bonus
a.	For the year ended December 31, 2023, and all other years throughout the term of the employment agreement - $870,000.
4.	Restricted Stock Awards
a.	Effective March 1, 2024, future stock awards totaling 2,500,000 shares of common stock.
b.	The shares will be issued and vest as follows:
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

SEPTEMBER 30, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

As of September 30, 2024, for all matters listed below, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Surge Holdings – Juno Litigation

Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The Court dismissed the case with the agreement of the parties at a case management conference on September 12, 2024.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Mike Fina litigation

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays. SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss, which was granted by the Court. It is SurgePays’ intent to appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and Misty Garrett. At this stage, no attempts at settlement have been made.

Aliotta and Vasquesz v SurgePays – Litigation

Robert Aliotta and Steve Vasquesz, on behalf of themselves and others similarly situated v. SurgePays, Inc. d/b/a Surge Logics, filed January 4, 2023, in the U.S. District Court for the Northern District of Illinois, Case No. 1:23-cv-00042. Plaintiffs allege violations of the Telephone Consumer Protection Act (TCPA), and the Florida Telephone Solicitations Act (FTSA) based on telephone solicitations allegedly made by or on behalf of SurgePays, Inc. Plaintiffs seek damages for themselves and seek certification of a class action on behalf of others similarly situated. Defendants intend to vigorously defend the action however most similar cases are eventually resolved by an out-of-court settlement. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and a Dismissal Order was entered by the Court on April 30, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SurgePays – Ambess Litigation

On December 17, 2021, Ambess Enterprises, Inc. v SurgePays, Inc., Blair County Pa. case number 2021 GN 3222. Plaintiff alleged breach of contract and prays for damages of approximately $73,000, plus fees, costs, and interest. The case was settled and dismissed in 2023 for $60,000, which has been recorded as a component of general and administrative expenses.

Note 9 – Stockholders’ Equity

At September 30, 2024, the Company had three (3) classes of stock:

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

SEPTEMBER 30, 2024

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

Securities and Incentive Plan

In March 2023, the Company’s shareholders approved the 2022 Plan (the “Plan”) initially approved, authorized, and adopted by the Board of Directors in August 2022.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At September 30, 2024, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

Equity Transactions for the Nine Months Ended September 30, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

See separate discussion below for the issuance and related vesting of common stock granted to the Company’s officers and directors.

Treasury Stock

Effective in July 2024, the Company implemented a share repurchase program. Under the terms of this program, the Company undertook the following:

●	Maximum dollar amount authorized for repurchase is $5,000,000,
●	The Company will not repurchase more than 20,000 shares per day,
●	The Company will not repurchase any shares greater than $5/share,
●	Share repurchases will only be made to the extent it does not prevent the Company from paying its debts; and
●	The shares may either be returned to the treasury and authorized for reissuance or cancelled and retired.

The Company reacquired 280,770 shares of treasury stock for $485,131, at an average price of $1.73/share.

Effective in October 2024, the Company ceased its share repurchase program. Prior to September 30, 2024, the Company acquired 81,850 shares of treasury stock for $146,836, at an average price of $1.79/share.

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

Non-Vested Shares – Related Parties (Officer and Directors) – and related Vesting

Chief Financial Officer

In 2023, the Company granted common stock to its Chief Financial Officer (600,000 shares – see Note 8), having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The shares will vest as noted above (see Note 8). The Company records stock compensation expense ratably over these vesting periods. All shares are expected to be vest in accordance with the terms of the agreement.

For the nine months ended September 30, 2024 and 2023, the Company recognized stock compensation expense of $1,946,848 and $0, respectively, related to vesting.

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

For the nine months ended September 30, 2024 and 2023, the Company recognized stock compensation expense of $77,925 and $0, respectively, related to vesting.

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

For the nine months ended September 30, 2024 and 2023, the Company recognized stock compensation expense of $3,580,090 and $0, respectively, related to vesting.

Director of Human Resources and Legal Services

In 2024, the Company granted 100,000 shares of common stock to its Director of Human Resources and Legal Services, having a fair value of $672,000 ($6.72/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The shares will vest ratably over the period July 2024 – December 2024. The Company records stock compensation expense ratably over these vesting periods. All shares are expected to vest in accordance with the terms of the agreement.

For the nine months ended September 30, 2024 and 2023, the Company recognized stock compensation expense of $633,113 and $0, respectively, related to vesting.

For the nine months ended September 30, 2024 and 2023, the Company recognized total stock compensation expense of $6,237,976 and $0 related to vesting.

The following is a summary of the Company’s non-vested shares at September 30, 2024 and December 31, 2023.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2022	-	$-
Granted	695,000	5.24
Vested	-	-
Cancelled/Forfeited	-	-
Balance - December 31, 2023	695,000	$5.24
Granted	600,000	$7.60
Vested	(500,000)	6.55
Cancelled/Forfeited	-	-
Balance - September 30, 2024	795,000	$6.08

Unrecognized Compensation	$1,337,990

Weighted average period (years)	0.93

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at September 30, 2024 and December 31, 2023, respectively.

				Director of
	CEO	CFO	Directors	Human Resources/Legal	Total
Balance - December 31, 2022	-	-	-	-	-
Granted	-	600,000	95,000	-	695,000
Vested	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Balance - December 31, 2023	-	600,000	95,000	-	695,000
Granted	500,000	-	-	100,000	600,000
Vested	(250,000)	(200,000)	-	(50,000)	(500,000)
Cancelled/Forfeited	-	-	-	-	-
Balance - September 30, 2024	250,000	400,000	95,000	50,000	795,000

Unrecognized Compensation	$219,910	$680,910	$398,283	$38,887	$1,337,990

Weighted average period (years)	0.05	0.57	0.01	0.30	0.93

Stock Options

Stock option transactions for the nine months ended September 30, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	104,272	$6.45			$5.53
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - September 30, 2024	121,276	$7.79	5.72	$-
Vested and Exercisable - September 30, 2024	121,276	$7.79	5.72	$-
Unvested and non-exercisable - September 30, 2024	-	$-	-	$-

Nine Months Ended September 30, 2024

Stock Options - Related Party – Chief Financial Officer

The remaining 5,101 stock options were vested.

Stock-based compensation expense for the three months ended September 30, 2024 and 2023 was $0 and $9,294, respectively.

Stock-based compensation expense for the nine months ended September 30, 2024 and 2023 was $6,196 and $27,880, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Year Ended December 31, 2023

Stock Options - Related Party – Chief Financial Officer

5,101 stock options vested.

Stock Options - Employees

The Company granted 104,272 seven (7) year stock options to various employees for services rendered, having a fair value of $576,625. These options have an exercise price of $6.45 per share.

The fair value of these stock options was determined by using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	106%
Expected dividends	0%
Risk free interest rate	3.88%

Warrants

Warrant activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	0.00	$-
Granted	-	$-
Exercised	(43,814)	$4.73
Cancelled/Forfeited	(63,325)	$26.39
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(49,792)	$8.15
Outstanding - September 30, 2024	3,571,153	$4.81	0.11	$-
Vested and Exercisable - September 30, 2024	3,571,153	$4.81	0.11	$-
Unvested and non-exercisable - September 30, 2024	-	$-	-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Segment information for the Company’s operations for the nine months ended September 30, 2024 and 2023, are as follows:

	For the Nine Months Ended September 30,
	2024	2023

Revenues
Mobile Virtual Network Operators	$41,419,705	$89,536,546
Comprehensive Platform Services	9,853,497	8,609,570
Lead Generation	-	6,647,061
Other	11,329	30,533
Total	$51,284,531	$104,823,710

Cost of revenues
Mobile Virtual Network Operators	$44,817,610	$62,324,237
Comprehensive Platform Services	9,547,340	8,523,966
Lead Generation	5,175	5,774,505
Other	7,175	204
Total	$54,377,300	$76,622,912

Operating expenses
Mobile Virtual Network Operators	$320,679	$307,829
Comprehensive Platform Services	2,190,461	1,204,631
Lead Generation	315,235	741,757
Other	8,551	3,092
Corporate overhead	17,477,259	7,944,354
Total	$20,312,185	$10,201,663

Income (loss) from operations
Mobile Virtual Network Operators	$(3,718,584)	$26,904,480
Comprehensive Platform Services	(1,884,304)	(1,119,027)
Lead Generation	(320,410)	130,799
Other	(4,397)	27,237
Corporate overhead	(17,477,259)	(7,944,354)
Total	$(23,404,954)	$17,999,135

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Segment information for the Company’s assets and liabilities at September 30, 2024 and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023

Total Assets
Mobile Virtual Network Operators	$13,402,310	$32,502,760
Comprehensive Platform Services	5,371,134	2,584,245
Lead Generation	1,127,991	1,596,236
Other	168,503	135,548
Corporate overhead	21,429,555	5,106,518
Total	$41,499,493	$41,925,307

Total Liabilities
Mobile Virtual Network Operators	$654,674	$2,426,964
Comprehensive Platform Services	272,460	155,295
Lead Generation	278,914	899,485
Other	116,398	198,197
Corporate overhead	6,901,060	9,841,902
Total	$8,223,506	$13,521,843

All intercompany accounts are separately presented as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

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

Under the terms of the agreement, ACF was directly purchasing products and reselling them to the Company at a markup. At December 31, 2022, the markup was 9.85%. Effective April 1, 2023 and each quarter thereafter, this amount was subject to increase based upon the secured overnight financing rate.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

During the year ended December 31, 2023, the Company paid $491,536. These amounts were included as a component of cost of goods sold.

The liability was repaid in full in 2023 and the agreement was cancelled.

Note 12 – Income Taxes

Provision (benefit) for Income Taxes and Effective Income Tax Rate

	September 30, 2024	September 30, 2023
Federal
Current	$135,000	$-
Deferred	2,835,000	-
Total provision (benefit)	$2,970,000	$-

State
Current	$-	$-
Deferred	-	-
Total provision (benefit)	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the nine months ended September 30, 2024 and 2023, respectively, is approximately as follows:

	September 30, 2024	September 30, 2023
Federal income tax expense (benefit) - 19.64%	$(5,096,000)	$893,000
State income tax expense (benefit) - 6.5% - net of federal effect	(1,552,000)	296,000
Non-deductible items	1,388,000	-
Subtotal	(5,260,000)	1,189,000
Change in valuation allowance	8,230,000	(1,189,000)
Income tax expense (benefit)	$2,970,000	$-

Effective tax rate	-12.92%	0.00%

Deferred Tax Assets and Liabilities

As of September 30, 2024 and December 31, 2023, respectively, the significant components of deferred tax assets and liabilities is as follows:

	September 30, 2024	December 31, 2023
Deferred Tax Assets
Reserve for uncollectible accounts	$3,000	$5,000
Stock based compensation	178,000	-
Net operating loss carryforwards	8,077,000	3,844,000
Total deferred tax assets	8,258,000	3,849,000
Less: valuation allowance	(8,037,000)	(790,000)
Net deferred tax assets	221,000	3,059,000

Deferred Tax Liabilities
Depreciation	52,000	224,000
Amortization	165,000	-
Net deferred tax liabilities	217,000	224,000

Deferred income taxes - net	$-	$2,835,000

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of September 30, 2024.

As of September 30, 2024, the Company had federal and state net operating loss carryforwards of approximately $32,000,000 and $28,000,000, respectively. The federal net operating losses carry forward indefinitely, and accordingly have not been reserved. The state net operating losses will expire between the years ending December 31, 2036 and 2038. The state net operating losses have been fully reserved as management does not believe that it is probable that the losses will be utilized before their expiration.

During the nine months ended September 30, 2024, the valuation allowance increased by approximately $7,247,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

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

The Company files corporate income tax returns in the United States and State of Tennessee jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At September 30, 2024 and December 31, 2023, respectively, there are no unrecognized tax benefits, and there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

Note 13 – Subsequent Events

Right-of-Use Asset

On October 1, 2024, the Company signed a lease for 2,293 square feet of office space in San Salvador. The lease term is 32 months, and expires May 2027, and the total monthly payment is $18,958, including base rent, estimated operating expenses and sales tax.

The lease is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $565,650 will be recognized as a non-cash asset addition.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2024 and 2023 and for the three months and nine months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

Our Business Segments

Mobile Virtual Network Operators

We provide mobile broadband (internet connectivity), voice and SMS text messaging to both subsidized and direct retail prepaid customers through SurgePhone Wireless, LLC and Torch Wireless, LLC, wholly owned subsidiaries of SurgePays. We consider this the Mobile Virtual Network Operators (MVNO) segment of our business. Prior to the expiration of the Affordable Connectivity Program (the “ACP”) on June 1, 2024, we provided two types of MVNO’s, subsidized and non-subsidized. Our subsidized MVNO’s were licensed by the Federal Communications Commission (the “FCC”) to provide subsidized access to the internet through mobile broadband services to consumers qualifying under the federal guidelines of the ACP. We provided these services by supplying consumers who were eligible for the ACP with tablet devices with mobile broadband capabilities for use in their homes. For providing mobile broadband on tablets to these eligible customers, until June 1, 2024, the ACP reimbursed us up to a $100 for the cost of each tablet device we distributed and a $30 per customer, per month subsidy for mobile broadband (internet connectivity) services. Revenue from this portion of our business for the three months ended September 30, 2024 accounted for 2% of our total revenue as compared to 90% for the three months ended September 30, 2023. Revenue from this portion of our business for the nine months ended September 30, 2024 accounted for 80% of our total revenue as compared to 85% for the nine months ended September 30, 2023. However, due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. Effective June 1, 2024, households will no longer receive an ACP discount, and therefore until new or alternative funding for this program is available, we expect revenue for the remainder of 2024 to substantially decrease as the ACP reimbursement was a substantial portion of the Company’s revenue. Despite the expiration of ACP, we have decided to continue to provide broadband capabilities on our tablets to our previously subsidized customers with the belief that the ACP or a similar government program will be approved in the near future.

As a transition strategy moving forward, we decided to keep the existing base of subscribers from the former ACP enrolled in our network through September 30, 2024 and beyond. We believe it would have been an easy, though short-sighted, decision to de-enroll these subscribers once the ACP funding ran out because we have a built-in subscriber base of 250,000 and a distribution network of thousands of local convenience stores and bodegas where our consumers shop every day. We believe these are huge and valuable assets and to hold on to these valuable assets during this transition period, we chose to keep our subscribers active, absorb the wholesale costs, averaging around $7-10 per subscriber per month, and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. We believe this plan will allow us to maintain our current customer base if ACP returns or will allow us to utilize Lifeline.

The Company signed a Master Services Agreement (MSA) with TerraCom, Inc. (“TerraCom”), a wireless service provider and licensed Lifeline provider, effective October 3, 2024. We will execute the strategy of offering Lifeline to our existing ACP subscriber base. This agreement allows us to offer a government-subsidized program to our 280,000 ACP wireless subscribers. Equally important, we can now reignite our sales channels to acquire new Lifeline subscribers who lost their ACP service when their carrier chose to shut them off.

Through our subsidiaries we plan to roll-out LinkUp Mobile over the remainder of 2024. This is the non-subsidized portion of our MVNO business, which will attempt to leverage the volume of buying power we have with our previous subsidized subscriber base to build low-cost plans using SIM kits in convenience stores transacting on the SurgePays network. Our market will be to penetrate rural America where there is less competition and higher consumer pricing and offer incentivized family plans to the rapidly growing base of subsidized customer households. The revenue will be generated by subscribers paying a monthly fee for talk, text and data carrier services on a prepaid basis. As highlighted above, we continued to provide the previous ACP benefit to our subscriber base through September 30, 2024 in the hope the ACP program would be re-established. It is our plan to communicate to this base our intention to transition these subscribers to our LinkUp Mobile service line.

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

Our revenue is derived from the transaction that takes place when an individual using a prepaid cellular carrier plan needs to add more minutes to their cellular phone. These services are vital to convenience store operations and we believe we can utilize our relationships with convenience stores from our ACP services to expand the network for our Comprehensive Platform Services. The Company expects this segment to be the biggest percentage of year-over-year revenue growth opportunity for 2024 and hired a new head of sales for our Comprehensive Platform Service segment to tap into such growth opportunity.

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

In 2023, we decided to focus less on this segment of our business and the Company is in the process of determining how best this service fits into the overall plans of SurgePays. The Company still derived revenue from this segment of our business in 2023. However, we have not received any revenue for the nine months ended September 30, 2024 and plan to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business before the end of the fiscal year ended 2024.

COMPARISON OF THREE MONTHS ENDED September 30, 2024 AND 2023

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

Revenues during the three months ended years ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Revenue	$4,769,697	$34,160,834
Cost of revenue (exclusive of depreciation and amortization)	(12,602,057)	(23,680,247)
General and administrative	(6,448,402)	(3,389,015)
Income (Loss) from operations	$(14,280,762)	$7,091,572

Revenue decreased overall by $29,391,137 (86.0%) from the three months ended September 30, 2023 to the three months ended September 30, 2024. The breakout was as follows:

	For the Three Months Ended September 30,
	2024	2023

Revenues:
Mobile Virtual Network Operator	$23,608	$30,662,332
Comprehensive Platform Services	4,746,089	2,804,639
Lead Generation	-	684,631
Other	-	9,232
Total	$4,769,697	$34,160,834

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $30,638,724 (99.9%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. The $14.2 billion Congress initially made available for the ACP has run out. As a result, the ACP has ended for now. Effective June 1, 2024, households will no longer receive an ACP discount. As a transition strategy moving forward, we decided to keep the existing base of subscribers from the former ACP enrolled in our network through September 30, 2024 and beyond. We believe it would have been an easy, though short-sighted, decision to de-enroll these subscribers once the ACP funding ran out because we have a built-in subscriber base of 250,000 and a distribution network of thousands of local convenience stores and bodegas where our consumers shop every day. We believe these are huge and valuable assets and to hold on to these valuable assets during this transition period, we chose to keep our subscribers active, absorb the wholesale costs, averaging around $7-10 per subscriber per month, and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. It is also our plan to communicate to this base our intention to transition these subscribers to our LinkUp Mobile service line. Since the ACP was not funded, we expect revenue for the Company for the remainder of 2024 to substantially decrease because ACP reimbursement was a substantial portion of our revenue. The Company signed a Master Services Agreement (MSA) with TerraCom, Inc. (“TerraCom”), a wireless service provider and licensed Lifeline provider, effective October 3, 2024. We will execute the strategy of offering Lifeline to our existing ACP subscriber base. This agreement allows us to offer a government-subsidized program to our 280,000 ACP wireless subscribers. Equally important, we can now reignite our sales channels to acquire new Lifeline subscribers who lost their ACP service when their carrier chose to shut them off.

Lead Generation services, consisting of LogicsIQ revenues decreased by $684,631 as a result of operational changes by management in late 2023. The Company plans to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in fiscal year ended 2024.

Comprehensive Platform Services revenues increased by $1,941,450 as a result of focusing our efforts on our MVNO segment, specifically the ACP component of the MVNO segment while we strategized on how to enhance our sales and on-boarding approach to adding convenience stores to our platform. The Company expects this segment to be the biggest percentage of year-over-year revenue growth opportunity for the remainder of 2024. We hired a new sales director earlier in the year to start a B2B segment within our Platform Services. For the three months ended September 30, 2024, new revenue of over $2.5 million and 19 total clients were created, as compared to zero revenue for the three months ended September 30, 2023.

Cost of Revenue, Gross Profit and Gross Margin

For the three months ended September 30, 2024, cost of revenue for services primarily consists of data plan expenses ($3,567,303), prepaid retail expense ($4,556,418), devices ($175,170), marketing ($3,719,197), advertising ($116,771) and other expenses such as royalties and call-center expenses ($467,197). For the three months ended September 30, 2023, cost of revenue for services primarily consists of data plan expenses ($7,341,183), prepaid retail expense ($2,832,308), devices ($5,463,473), marketing ($4,875,587), advertising ($1,210,713) and other expenses such as royalties and call-center expenses ($1,957,325).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

In addition, the Company plans to implement a new sales force for Comprehensive Platform Services to capture what we believe is an untapped underbanked convenience store market. Our sales force team has increased to five as of September 30, 2024, from one as of September 30, 2023.

	For the Three Months Ended September 30,
	2024	2023

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$8,043,714	$19,884,100
Comprehensive Platform Services	4,556,418	2,832,308
Lead Generation	1,628	963,786
Other	297	53
Total	$12,602,057	$23,680,247

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

	For the Three Months Ended September 30,
	2024	2023

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(8,020,106)	$10,778,232
Comprehensive Platform Services	189,671	(27,669)
Lead Generation	(1,628)	(279,155)
Other	(297)	9,179
Total	$(7,832,360)	$10,480,587

	For the Three Months Ended September 30,
	2024	2023
	%	%
Gross Margin:
Mobile Virtual Network Operator	(33,972.0)	35.2
Comprehensive Platform Services	4.0	(1.0)
Lead Generation	-	(40.8)
Other	-	99.4
Total	(164.2)	30.7

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale.

General and administrative during the three months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Depreciation and amortization	$282,067	$266,025
Selling, general and administration	6,166,335	3,122,990
Total	$6,448,402	$3,389,015

The increase in depreciation and amortization costs for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is the result of amortizing internal-use software development costs capitalized in 2023 associated with software enhancements to our various software platforms continuing in 2024. There were no such costs incurred in the third quarter of 2024.

Selling, general and administrative expenses during the three months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Contractors and consultants	$1,401,065	$617,687
Professional services	274,400	417,414
Compensation	3,313,320	918,222
Computer and internet	248,086	288,229
Advertising and marketing	14,351	89,069
Insurance	248,878	339,780
Other	666,235	452,589
Total	$6,166,335	$3,122,990

Selling, general and administrative costs (S, G & A) increased by $3,043,345 (97.4%). The changes are discussed below:

●	Contractors and consultants expense increased by $783,378 or 126.8% from $617,687 for the three months ended September 30, 2023 to $1,401,065 for the three months ended September 30, 2024. The Company engaged several contractors to overhaul the financial platform to allow for the conversion to a tablet-based transaction at the store level from the outdated VeriFone terminal. The Company also engaged with consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value.

●	Professional services decreased $143,014 or 34.3% from the three months ended September 30, 2023 to the three months ended September 30, 2024 primarily due to the lower legal fees.

●	Compensation increased from $918,222 for the three months September 30, 2023 to $3,313,320 for the three months ended September 30, 2024 primarily as a result of one-time non-cash component for stock compensation for the CEO and CFO of $1,758,982 per their employment agreements.

●	Computer and internet costs decreased 40,143 or 13.9% from the three months ended September 30, 2023 to the three months ended September 30, 2024. The decrease was primarily the result of decreased programming and support services related to the maintenance and enhancements of the Clearline platform purchased in January of 2024.

●	Advertising and marketing costs decreased to $14,351 for the three months ended September 30, 2024 from $89,069 for the three months ended September 30, 2023 primarily as a result of the Company slowing expenditures related to Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments effective February 7, 2024.

●	Insurance expense decreased to $248,878 for the three months ended September 30, 2024 from $339,780 for the three months ended September 30, 2023 primarily as a result of improved premium rates for the renewal of coverage in 2023/2024.

●	Other costs increased $213,646 or 47.2% from the three months ended September 30, 2023 to the three months ended September 30, 2024.

Other (expense) income during the three months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Interest expense	$(112,814)	$(130,335)
Loss on lease termination	(194,862)	-
Other income	239	-
Unrealized gains-investments	38,292	-
Dividends, interest, and other income	86,626	-
Interest income	183,537	-
Gain on equity investment in Centercom	-	51,894
Total other income (expense)	$1,018	$(78,441)

Interest expense decreased to $112,814 in the three months ended September 30, 2024 from $130,335 in the three months ended September 30, 2023.

Both long-term leases were terminated resulting in a loss of $194,862.

Interest and other related gains were recorded for $308,455 for the three months ended September 30, 2024.

For the quarter ended September 30, 2024, the Company did not record any adjustments to its investment in CenterCom due to internal delays preventing access to the investee’s financial data. The Company has evaluated its investment under ASC 323, Investments—Equity Method and Joint Ventures, and concluded that any potential adjustment would be immaterial.

Provision for income tax benefit during the three months ended September 30, 2024 and 2023 consisted of the following:

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the nine months ended September 30, 2024 and 2023, respectively, is approximately as follows:

	September 30, 2024	September 30, 2023
Federal income tax expense (benefit) - 19.64%	$(1,710,000)	$893,000
State income tax expense (benefit) - 6.5% - net of federal effect	(561,000)	296,000
Non-deductible items	1,000,000	-
Subtotal	(1,271,000)	1,189,000
Change in valuation allowance	4,241,000	(1,189,000)
Income tax expense	$2,970,000	$-

Effective tax rate	-34.13%	0.00%

COMPARISON OF NINE MONTHS ENDED September 30, 2024 AND 2023

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

Revenues during the nine months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Revenue	$51,284,531	$104,823,710
Cost of revenue (exclusive of depreciation and amortization)	(54,377,300)	(76,622,912)
General and administrative	(20,312,185)	(10,201,663)
Income (Loss) from operations	$(23,404,954)	$17,999,135

Revenue decreased overall by $53,539,179 (51.1%) from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The breakout was as follows:

	For the Nine Months Ended September 30,
	2024	2023

Revenues:
Mobile Virtual Network Operator	$41,419,705	$89,536,546
Comprehensive Platform Services	9,853,497	8,609,570
Lead Generation	-	6,647,061
Other	11,329	30,533
Total	$51,284,531	$104,823,710

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $48,116,841 (53.7%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. The $14.2 billion Congress initially made available for the ACP has run out. As a result, the ACP has ended for now. Effective June 1, 2024, households will no longer receive an ACP discount. As a transition strategy moving forward, we decided to keep the existing base of subscribers from the former ACP enrolled in our network through September 30, 2024 and beyond. We believe it would have been an easy, though short-sighted, decision to de-enroll these subscribers once the ACP funding ran out because we have a built-in subscriber base of 250,000 and a distribution network of thousands of local convenience stores and bodegas where our consumers shop every day. We believe these are huge and valuable assets and to hold on to these valuable assets during this transition period, we chose to keep our subscribers active, absorb the wholesale costs, averaging around $7-10 per subscriber per month, and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. It is also our plan to communicate to this base our intention to transition these subscribers to our LinkUp Mobile service line. Since the ACP was not funded, we expect revenue for the Company for the remainder of 2024 to substantially decrease because ACP reimbursement is a substantial portion of our revenue.

Lead Generation services consisting of LogicsIQ revenues decreased by $6,647,061 as a result of operational changes by management in late 2023. The Company plans to make a final decision on whether to maintain or discontinue the Lead Generation segment of its business in fiscal year ending 2024.

Comprehensive Platform Services revenues increased by $1,243,927 as a result of hiring a sales director earlier in 2024 and focusing our efforts on our MVNO segment, specifically the ACP component of the MVNO segment while we strategized on how to enhance our sales and on-boarding approach to adding convenience stores to our platform. The Company expects this segment to be the biggest percentage of year-over-year revenue growth opportunity for the remainder of 2024. We hired a new sales director earlier in the year to start a B2B segment within our Platform Services. For the nine months ended September 30, 2024, new revenue of over $2.7 million and 19 total clients were created, as compared to zero revenue for the nine months ended September 30, 2023.

Cost of Revenue, Gross Profit and Gross Margin

For the nine months ended September 30, 2024, cost of revenue for services primarily consists of data plan expenses ($16,921,923), prepaid expense retail ($9,014,955), devices ($5,001,192), marketing ($15,281,613), advertising ($4,432,173) and other expenses such as royalties and call-center expenses ($3,725,444). For the nine months ended September 30, 2023, cost of revenue for services primarily consists of data plan expenses ($21,614,871), prepaid retail expense ($8,056,869, devices ($19,066,964), marketing ($15,276,830), advertising ($5,723,728) and other expenses such as royalties and call-center expenses ($6,883,650).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

In addition, the Company plans to implement a new sales force for Comprehensive Platform Services to capture what we believe is an untapped underbanked convenience store market. Our sales force team has increased to five as of September 30, 2024, from one as of September 30, 2023.

	For the Nine Months Ended September 30,
	2024	2023

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$44,817,610	$62,324,237
Comprehensive Platform Services	9,547,340	8,523,966
Lead Generation	5,175	5,774,505
Other	7,175	204
Total	$54,377,300	$76,622,912

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

	For the Nine Months Ended September 30,
	2024	2023

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(3,397,905)	$27,212,309
Comprehensive Platform Services	306,157	85,604
Lead Generation	(5,175)	872,556
Other	4,154	30,329
Total	$(3,092,769)	$28,200,798

	For the Nine Months Ended September 30,
	2024	2023
	%	%
Gross Margin:
Mobile Virtual Network Operator	(8.2)	30.4
Comprehensive Platform Services	3.1	1.0
Lead Generation	-	13.1
Other	36.7	99.3
Total	(6.0)	26.9

We expect that our gross profit margin for product and service will increase over the long term as our sales and production volumes increase and our cost per unit decreases due to efficiencies of scale.

General and administrative during the nine months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Depreciation and amortization	$861,001	$798,074
Selling, general and administration	19,451,184	9,403,589
Total	$20,312,185	$10,201,663

The increase in depreciation and amortization costs for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is the result of amortizing internal-use software development costs capitalized in 2023 associated with software enhancements to our various software platforms continuing in 2024. There were no such costs incurred in the first quarter of 2024.

Selling, general and administrative expenses during the nine months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Contractors and consultants	$3,580,721	$1,729,842
Professional services	1,577,070	1,255,451
Compensation	10,922,462	3,409,495
Computer and internet	684,277	639,342
Advertising and marketing	42,202	137,933
Insurance	821,254	991,035
Other	1,823,198	1,240,491
Total	$19,451,184	$9,403,589

Selling, general and administrative costs (S, G & A) increased by $10,047,595 (106.8%). The changes are discussed below:

●	Contractors and consultants expense increased by $1,850,879 or 107.0% from $1,729,842 for the nine months ended September 30, 2023 to $3,580,721 for the nine months ended September 30, 2024. The Company engaged several contractors to overhaul the financial platform to allow for the conversion to a tablet-based transaction at the store level from the outdated VeriFone terminal. The Company also engaged with consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value.

●	Professional services increased $321,619 or 25.6% from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 primarily due to the legal settlement of the Consumer Attorney Marketing Group, LLC case.

●	Compensation increased from $3,409,495 for the nine months September 30, 2023 to $10,922,462 for the nine months ended September 30, 2024 primarily as a result of one-time non-cash component for stock compensation for the CEO and CFO of $6,237,976 per their employment agreements.

●	Computer and internet costs increased $44,935 or 7.0% from the nine months ended September 30, 2023 to the nine months ended September 30, 2024. The increase was primarily the result of increased programming and support services related to the maintenance and enhancements of the Clearline platform purchased in January of 2024.

●	Advertising and marketing costs decreased to $95,731 for the nine months ended September 30, 2024 from $137,933 for the nine months ended September 30, 2023 primarily as a result of the Company slowing expenditures related to Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments effective February 7, 2024.

●	Insurance expense decreased to $821,254 for the nine months ended September 30, 2024 from $991,035 for the nine months ended September 30, 2023 primarily as a result of improved premium rates for the renewal of coverage in 2023/2024.

●	Other costs increased $582,707 or 47.0% from the nine months ended September 30, 2023 to the three months ended September 30, 2024.

Other (expense) income during the nine months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
Interest expense	$(362,119)	$(478,928)
Other income	637,107	-
Loss on lease termination	(194,862)	-
Interest income	183,537	-
Unrealized gains-investments	38,292	-
Dividends, interest, and other income	86,626	-
Gain on equity investment in Centercom	33,864	95,636
Total other (expense) income	$422,445	$(383,292)

Interest expense decreased to $362,119 in the nine months ended September 30, 2024 from $478,928 in the nine months ended September 30, 2023.

Both long-term leases were terminated resulting in a loss of $194,862.

Interest and other related gains were recorded for $308,455 for the three months ended September 30, 2024

Other income increased by $637,107, mostly related to one-time reduction in accounts payable to CenterCom for invoices deemed not to be payable.

The equity investment in Centercom increased to $33,864 in the nine months ended September 30, 2024 compared to $95,636 in the nine months ended September 30, 2023. For the quarter ended September 30, 2024, the Company did not record any adjustments to its investment in CenterCom due to internal delays preventing access to the investee’s financial data. The Company has evaluated its investment under ASC 323, Investments—Equity Method and Joint Ventures, and concluded that any potential adjustment would be immaterial.

Provision for income tax benefit during the nine months ended September 30, 2024 and 2023 consisted of the following:

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the nine months ended September 30, 2024 and 2023, respectively, is approximately as follows:

	September 30, 2024	September 30, 2023
Federal income tax expense (benefit) - 19.64%	$(1,710,000)	$893,000
State income tax expense (benefit) - 6.5% - net of federal effect	(561,000)	296,000
Non-deductible items	1,000,000	-
Subtotal	(1,271,000)	1,189,000
Change in valuation allowance	4,241,000	(1,189,000)
Income tax expense	$2,970,000	$-

Effective tax rate	-34.13%	0.00%

Equity Transactions for the Three Months Ended September 30, 2024

Treasury Stock

Effective in July 2024, the Company implemented a share repurchase program. Under the terms of this program, the Company undertook the following:

●	Maximum dollar amount authorized for repurchase is $5,000,000,

●	The Company will not repurchase more than 20,000 shares per day,

●	The Company will not repurchase any shares greater than $5/share,

●	Share repurchases will only be made to the extent it does not prevent the Company from paying its debts; and

●	The shares may either be returned to the treasury and authorized for reissuance or cancelled and retired.

The Company reacquired 280,770 shares of treasury stock for $485,131, at an average price of $1.73/share.

Effective in October 2024, the Company ceased its share repurchase program. Prior to September 30, 2024, the Company reacquired 81,850 shares of treasury stock for $146,836, at an average price of $1.79/share.

Equity Transactions for the Nine Months Ended September 30, 2024

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

The Company evaluated the performance of its operating segments based on revenues and operating income (loss). Segment information for the nine months ended September 30, 2024 and 2023, are as follows:

Segment information for the Company’s operations for the nine months ended September 30, 2024 and 2023, are as follows:

	For the Nine Months Ended September 30,
	2024	2023

Revenues
Mobile Virtual Network Operators	$41,419,705	$89,536,546
Comprehensive Platform Services	9,853,497	8,609,570
Lead Generation	-	6,647,061
Other	11,329	30,533
Total	$51,284,531	$104,823,710

Cost of revenues
Mobile Virtual Network Operators	$44,817,610	$62,324,237
Comprehensive Platform Services	9,547,340	8,523,966
Lead Generation	5,175	5,774,505
Other	7,175	204
Total	$54,377,300	$76,622,912

Operating expenses
Mobile Virtual Network Operators	$320,679	$307,829
Comprehensive Platform Services	2,190,461	1,204,631
Lead Generation	315,235	741,757
Other	8,551	3,092
Corporate overhead	17,477,259	7,944,354
Total	$20,312,185	$10,201,663

Income (loss) from operations
Mobile Virtual Network Operators	$(3,718,584)	$26,904,480
Comprehensive Platform Services	(1,884,304)	(1,119,027)
Lead Generation	(320,410)	130,799
Other	(4,397)	27,237
Corporate overhead	(17,477,259)	(7,944,354)
Total	$(23,404,954)	$17,999,135

Segment information for the Company’s assets and liabilities at September 30, 2024 and December 31, 2023, are as follows:

	September 30, 2024	December 31, 2023

Total Assets
Mobile Virtual Network Operators	$13,402,310	$32,502,760
Comprehensive Platform Services	5,371,134	2,584,245
Lead Generation	1,127,991	1,596,236
Other	168,503	135,548
Corporate overhead	21,429,555	5,106,518
Total	$41,499,493	$41,925,307

Total Liabilities
Mobile Virtual Network Operators	$654,674	$2,426,964
Comprehensive Platform Services	272,460	155,295
Lead Generation	278,914	899,485
Other	116,398	198,197
Corporate overhead	6,901,060	9,841,902
Total	$8,223,506	$13,521,843

All intercompany accounts are separately presented as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Mobile Virtual Network Operator

The Affordable Connectivity Program (ACP) revenue for the nine months ended September 30, 2024 decreased by $48,116,841 as compared to the nine months ended September 30, 2023. Cost of revenues for the nine months ended September 30, 2024, decreased by $17,506,627 from the same period ended September 30, 2023, due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, with some ACP households receiving a partial ACP discount in May 2024 if their provider elected to participate in the May partial reimbursement month, as we did. The $14.2 billion Congress initially made available for the ACP has run out and as a result, the ACP has ended for now. Effective June 1, 2024, households will no longer receive an ACP discount and therefore until new or alternative funding for this program is available, we expect revenue for the remainder of 2024 to substantially decrease as the ACP reimbursement was a substantial portion of the Company’s revenue.

Lead Generation

The revenue for the nine months ended September 30, 2024 decreased by $6,647,061 compared to the nine months ended September 30, 2023. The revenue changed due to the continuing review of the line of business and how it best fits into the overall plans of the Company.

Comprehensive Platform Services

The revenue for the nine months ended September 30, 2024 was $9,853,497 compared to $8,609,570 for the same period in 2023. The increase of 14% was a continuing result of the Company shift from ACP to our prepaid retail line of business. We are committed to re-focusing our attention to this market segment for 2024.

Overall

The overall decrease in revenue of $53,539,179 from 2023 to 2024 for the nine months ended September 30, can be attributable to the lack of additional funding and an end date of June 1, 2024 for ACP. The net operating income decreased by $41,404,089 to an operating loss from nine months ended September 30, 2023 to the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024 and December 31, 2023, our current assets were $33,909,878 and $33,366,661, respectively, and our current liabilities were $5,434,250 and $12,705,044, respectively, which resulted in a working capital surplus of $28,475,628 and of $20,661,617, respectively. The increase in current assets is a result of a capital raise on January 15, 2024 which resulted in a net increase in cash of $17,249,994 and the exercise of warrants during the nine months ended September 30, 2024 of $8,799,257.

Total assets at September 30, 2024 and December 31, 2023 amounted to $41,499,493 and $41,925,307, respectively. The decrease in total assets is a result of a capital raise and exercise of warrants, whereby cash increased by $23,812,520 and net loss for the period. Total assets decreased by $425,814 from December 31, 2023 to September 30, 2024. At September 30, 2024, assets consisted of current assets of $33,909,878, construction-in-process of $518,189, net property and equipment of $158,092, net intangible assets of $1,636,339, goodwill of $4,166,782, equity investment in Centercom of $498,273, note receivable of $176,851, internal use software of $372,303, and operating lease right of use asset of $62,786, compared to at December 31, 2023, current assets of $33,366,661, net property and equipment of $361,841, net intangible assets of $2,126,470, goodwill of $1,666,782, equity investment in Centercom of $464,409, note receivable of $176,851, internal use software of $539,424, operating lease right of use asset of $387,869, and deferred income taxes of $2,835,000.

At September 30, 2024, our total liabilities were $8,223,506 compared to total liabilities of $13,521,843 at December 31, 2023. This $5,298,337 decrease was related to the repayment during the nine months ended September 30, 2024 of the various notes payable.

At September 30, 2024, our total stockholders’ equity was $33,275,987 as compared to $28,403,464 at December 31, 2023.

As a result of the end of funding to the ACP, we expect to incur a loss for the calendar year 2024 as we transition our focus to the non-subsidized market and LinkUp Mobile. Although the Company expects the loss of revenue from the ACP to have a substantial financial impact on the Company, we believe that the Company’s cash balance and working capital as of September 30, 2024, will be sufficient to fund operations for at least the next twelve months.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2024 and 2023.

	2024	2023

Net cash provided by (used in) operating activities	$(13,412,714)	$8,329,698
Net cash used in investing activities	(10,586,695)	(281,304)
Net cash provided by (used in) financing activities	23,028,908	(2,352,599)
Net change in cash and cash equivalents	$(970,501)	$5,695,795

As a result of net negative cash provided by operating activities, a capital raise and the exercise of warrants through September 30, 2024, the cash decreased in the period ended September 30, 2024 by $970,501, compared to an increase in cash of $5,695,795 in the period ended September 30, 2023.

At September 30, 2024, the Company had the following material commitments and contingencies.

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

Significant estimates during the three months and nine months ended September 30, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of September 30, 2024, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings, the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

The following is a summary of threatened, pending, asserted or unasserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since December 31, 2023.

(1)

Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The Court dismissed the case with the agreement of the parties at a case management conference on September 12, 2024.

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

(5)

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays. SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss, which was granted by the Court. It is SurgePays’ intent to appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and Misty Garrett. At this stage, no attempts at settlement have been made.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

During the nine months ended September 30, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:

On March 14, 2024, Kevin Brian Cox, our President and Chief Executive Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Cox’s trading plan is equal to the number of shares of the Company’s common stock as reasonably estimated by the designated broker such that the net proceeds from their sale are sufficient to cover the withholding taxes resulting from the vesting of RSA grants previously issued to Mr. Cox, in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on December 3, 2024. In the quarter ended September 30, 2024, 250,002 shares were received and 89,615 shares were sold.

On March 14, 2024, Anthony Evers, our Chief Financial Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Evers’ trading plan is equal to the number of shares of the Company’s common stock as reasonably estimated by the designated broker such that the net proceeds from their sale are sufficient to cover the withholding taxes resulting from the vesting of RSA grants previously issued to Mr. Evers, in amounts and prices determined in accordance with a formula set forth in the plan. The plan terminates on December 31, 2024. For the quarter ended September 30, 2024, 200,001 shares were received and 110,001 shares were sold.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Issuer Purchases of Equity Securities

On August 13, 2024, the Company entered into a share repurchase program with ThinkEquity LLC for up to $5,000,000 shares of its common stock. During the three months ended September 30, 2024, the Company reacquired, on the open market, 81,850 shares of stock for $146,836, at an average price of $1.79/share. All shares purchased are intended to qualify for the safe harbor in rule 10b-18. On October 1, 2024, the Company decided to terminate the share repurchase program and will no longer be making any reacquisitions.

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

SURGEPAYS, INC.
Date: November 12, 2024
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

