Form 10-K
period 2024-12-31
SurgePays, Inc.
filed 2025-03-25
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of March 21, 2025 was 20,411,549 shares.

As of June 28, 2024, the aggregate market value of the shares of common stock, par value $0.001 per share held by non-affiliates of the registrant was approximately $43,673,936 based on the $3.19 closing price of the registrant’s common stock, par value $0.001 per share, on that date.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview and History

About SurgePays, Inc.

SurgePays, Inc. (“SurgePays”, “we”, the “Company”) is a financial technology and telecommunications company with one clear mission: to enhance connectivity and financial access in the places people live, shop, and work. We were previously known as North American Energy Resources, Inc. and KSIX Media Holdings, Inc. Prior to April 27, 2015, we operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, NAER. On April 27, 2015, NAER entered into a Share Exchange Agreement with KSIX Media whereby KSIX Media became a wholly owned subsidiary of NAER and which resulted in the shareholders of KSIX Media owning approximately 90% of the voting stock of the surviving entity. While we continued the oil and gas operations of NAER following this transaction, on August 4, 2015, we changed its name to KSIX Media Holdings, Inc. On December 21, 2017, we changed its name to Surge Holdings, Inc. to better reflect the diversity of its business operations. We changed our name to SurgePays, Inc. on October 29, 2020.

As described in more detail below, we currently operate in three different business segments through the following subsidiaries: (i) Surge Blockchain, LLC, formerly Blvd. Media Group, LLC, a Nevada limited liability company; (ii) LogicsIQ, Inc., a Nevada corporation; (iii) SurgePhone Wireless, LLC, a Nevada limited liability company; (iv) SurgePays Fintech, Inc., a Nevada limited liability company; (v) ECS Prepaid, LLC, a Missouri limited liability company, and (vi) Torch Wireless, LLC a Wyoming limited liability company.

Corporate Vision and Objective

At SurgePays, we believe we are just scratching the surface of what we believe is a valuable market opportunity. Our foundation is built on a robust infrastructure, a diversified product suite, and strategic partnerships that position us for a potential to expand rapidly. We are focused on capturing additional market potential and business opportunities across telecommunications, financial technology, and retail solutions.

Our integrated approach is not just about incremental growth; it is designed for scalability. We are not in this to compete on small, tactical wins. We are here to redefine how underserved and value-conscious markets access essential services, from prepaid wireless and financial products to digital engagement solutions. With a nationwide network of convenience stores, bodegas, and neighborhood locations as our distribution backbone, we believe we are positioned to bring these services directly to the communities that need them most.

We believe this is an important opportunity in an underserved market, and we are on the frontline. By seamlessly integrating telecommunications and fintech on a single platform, we strive to deliver the value and convenience customers demand while aiming to create a recurring revenue model. Our data-driven marketing strategies and the flexibility of our software enable us to tailor offerings in real time, driving high customer retention and capturing new opportunities at every turn.

With every new customer and every new partner, we are advancing towards our goals. SurgePays has laid the groundwork; now, it is about execution, speed, and capturing market share. This is a pivotal moment for the Company, and we believe we are positioned not just to compete but to dominate. We are building the foundation to achieve future success and we believe the opportunity is massive.

Our Business Segments

SurgePays operates through two primary business segments, each strategically designed to meet the diverse needs of our customers. These segments are driven by independent technology platforms that also function synergistically to foster mutual growth:

●	MVNO Telecommunications: Providing reliable, affordable prepaid wireless services.
●	Comprehensive Platform Services: Offering Point-of-sale (“POS”) transaction and marketing technology.

In addition, in November 2024, the Company entered into a multi-year strategic agreement with AT&T, providing direct access to its nationwide 4G LTE and 5G wireless network. This integration represents a significant advancement in the Company’s infrastructure and capabilities, enabling SurgePays to operate not only as a Mobile Virtual Network Operator (MVNO), but also as a Mobile Virtual Network Enabler (MVNE). As an MVNE, the Company now offers wireless services, including SIM provisioning, billing, and airtime, to other wireless providers that do not have a direct carrier relationship. This expansion creates a new high-margin, scalable revenue channel with minimal incremental cost to the Company, and anticipate this to become another major segment for the Company starting in 2025.

The Company previously also operated a Lead Generation segment; however, this business segment was discontinued in 2024.

MVNO Telecommunications

SurgePays’ Mobile Virtual Network Operator (MVNO) business delivers high-speed, reliable, and affordable wireless services by leveraging agreements with national telecom leaders. Generating $43,450,244 of year ended December 31, 2024 operating revenue, we believe this segment will be central to our growth, offering subsidized and prepaid options to meet diverse financial needs.

Subsidized Services

Our subsidized offerings—through programs like Lifeline —enable us to bridge the digital divide in underserved communities. These federal initiatives empower us to provide essential connectivity, driving social impact while targeting sustainable growth. Even as funding changes, we strategically maintain resilience by utilizing our Lifeline program to keep these critical services accessible, establishing a strong foundation. Brands like SurgePhone Wireless and Torch Wireless embody this mission, reaching customers where they need it most.

The Company previously offered subsidized offerings through the Affordable Connectivity Program (ACP), however funding for this program ended in June 2024. As a transition strategy, we decided to keep the existing base of subscribers from the former ACP enrolled in our network. a built-in subscriber base of 250,000. We chose to keep our subscribers active, absorbing the wholesale costs (averaging around $7-10 per subscriber per month), and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. We transitioned over 80,000 subscribers to the Lifeline program during 2024.

Prepaid Services

Our prepaid plans deliver flexibility, with contract-free, affordable solutions that provide unlimited talk and text across the USA, Mexico, and Canada—no credit checks or hidden fees. Through LinkUp Mobile, we leverage our purchasing power and established retailer relationships to offer low-cost SIM kits at convenience stores, creating accessible, local service hubs.

Our distribution strategy centers on empowering local community stores as trusted service points, where activations and payments are seamlessly integrated into customers’ routines. We believe this approach will not only drive subscriber growth but builds loyalty, allowing customers to switch from competitors effortlessly. By meeting customers in familiar locations, we strengthen long-term relationships and fuel desired sustainable growth.

Comprehensive Platform Services

Our Comprehensive Platform Services segment is tailored to the needs of retailers, using advanced POS technology to elevate operational efficiency and customer engagement. Through SurgePays Prepaid Wireless Top-ups and ClearLine, we deliver innovative transaction and marketing solutions that aim to transform how thousands of convenience stores operate.

Prepaid Wireless Top-Ups

Our Prepaid Wireless Top-Ups platform empowers convenience store clerks to handle top-ups for all major wireless brands efficiently. Additionally, it supports debit and gift card activations, creating a seamless, all-in-one payment processing solution. This functionality not only drives recurring revenue but also gives us critical feedback on what consumers are looking for in today’s Prepaid Wireless Market, allowing us to offer targeted promotions that increase retention and incremental sales. By presenting customers with a comparable Linkup wireless plan at the point of transaction, we maximize opportunities to upsell higher-margin brands, further enhancing growth.

ClearLine

Our ClearLine technology transforms POS terminals and customer-facing screens into powerful engagement tools. This patent-pending touchscreen application enables in-store marketing campaigns, loyalty program enrollment, and even QR code scanning for streamlined customer interactions. ClearLine replaces traditional posters with smart TVs, displaying interactive QR-code ads and real-time coupon redemptions, creating a measurable impact on store revenue and customer satisfaction.

By capturing detailed analytics, ClearLine offers merchants actionable insights to drive growth and foster customer loyalty. This Software as a Service (SaaS) solution is compatible across various devices, positioning ClearLine as a high-value asset for retailers and an anticipated growing significant revenue driver for SurgePays.

Lead Generation

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives.

Growth Strategies

At SurgePays, our growth strategy is simple yet powerful: leverage our strengths across business segments to drive for sustainable, scalable growth. Each business unit and service is aligned with our mission to create lasting value, enabling us to be strategically positioned for our goal of long-term profitability.

MVNO Communications

Subsidized Services:

●	Expand Distribution: Strengthen our footprint in convenience stores, bodegas, and neighborhood retail locations to meet customers where they are, while accelerating growth through online sales channels.
●	Simplify Engagement: Make Lifeline enrollments easy by integrating them directly at the point of sale, eliminating friction for eligible customers.
●	Drive Growth: Fuel subscriber growth through strategic partnerships and incentives, focusing on expanding our reach and value to customers.

Prepaid Services:

●	Optimize Sales Channels: Amplify the POS platform to maximize every sales opportunity, while seamlessly converting subsidized subscribers to non-subsidized services as their needs evolve.
●	Leverage Buying Power: Harness our purchasing power to offer competitively priced plans and affordable SIM kits through our convenience store network, delivering a strong value proposition.
●	Expand Rural Reach: Target rural markets where competition is low and demand is high, offering compelling pricing and retaining customers by promoting non-subsidized services in times of funding variability.

Comprehensive Platform Services

SurgePays Prepaid Wireless Top-Ups:

●	Enhance Service Delivery: Continuously evolve our prepaid wireless offerings to align with customer needs, creating a seamless experience that keeps customers coming back.
●	Strengthen Partnerships: Expand our distributor relationships with innovative POS technology, deepening market penetration and maximizing channel efficiency.
●	Leverage Data: Deploy transaction data insights for targeted marketing, tailoring offers that boost customer retention and increase lifetime value.

ClearLine:

●	Engage Customers: Transform each payment terminal into a dynamic engagement and SaaS marketing tool, maximizing brand interaction at every transaction.
●	Boost Revenues: Drive sales through digital loyalty programs, targeted marketing campaigns, and customer feedback initiatives that enhance satisfaction and retention.
●	Leverage Data Insights: Use customer data to create targeted promotions and operational improvements, giving merchants actionable insights that deepen their customer relationships.

Synergy Across Business Units

Our integrated approach means all units work in unison, creating efficiency and value that is hard to replicate. By aligning technology, data, and market expansion strategies, we are building a cohesive platform with a unique value proposition:

●	Technology Integration: Our POS platforms unify transactions across prepaid wireless, financial products, and merchant services, delivering a streamlined retail experience.
●	Data-Driven Engagement: Data analytics from our ACH banking and fintech transactions platform unlock valuable insights, enhancing customer engagement across all segments.
●	Strategic Market Expansion: With a focus on underserved and rural markets, we are capturing untapped potential and fostering lasting customer loyalty.

Market Opportunity

MVNO Communications

Subsidized Services

According to Forbes Advisor from May 26, 2023, 42 million americans still do not have access to broadband internet. It is the Company’s initiative to address the gap created by the lack of access to high-speed internet, particularly rural areas. By focusing on these underserved regions, SurgePays not only meets an essential need but also positions itself within a market poised for growth. Government initiatives like Lifeline provide a steady stream of eligible customers allowing a consistent demand base.

Our strategy aligns with these government-backed programs, allowing us to capture steady demand among value-conscious households. Lower-income Americans are still less likely to have home broadband or smartphone. According to the Pew Research Center (from June 22, 2021), research shows that 27% of low-income adults rely on smartphones for internet access, underscoring the need for affordable mobile connectivity in these communities. By serving this critical market, we are positioned for both growth and resilience.

Prepaid Services

According to Research and Markets published January 3, 2025, the prepaid wireless market in the U.S. is thriving, with 74 million of the 307 million smartphone users choosing prepaid plans—a number expected to grow at a 5.2% CAGR from 2022 to 2030. SurgePays’ prepaid offerings directly address this demand, appealing to consumers seeking flexible, no-contract options.

Targeting rural areas, where competition is minimal and pricing is often higher, gives us a strategic edge. With rural Americans comprising nearly 17.9% of the U.S. population (according to NCESC.com from June 22, 2024), these regions represent a significant growth opportunity. Additionally, the multicultural segment—particularly Hispanic Americans—is one of the fastest-growing demographics, with a projected growth rate of 2.3% annually, published by the United States Census Bureau dated June 27, 2024. By aligning our offerings with the needs of these expanding demographics, we are aiming to capture a significant market share, supporting our vision for sustained growth.

Comprehensive Platform Services

SurgePays Prepaid Wireless Top-ups

We believe there is a strong market for prepaid wireless top-ups through convenience stores, bodegas, and neighborhood retail locations. Our approach aims to leverage the more than over 150,000 convenience stores (according to the National Association of Convenience Stores dated February 5, 2025) in the U.S. to deliver accessible prepaid wireless top-ups and essential services, creating a potential for a broad distribution network and we believe this high-transaction environment will become a significant revenue driver for the Company. The U.S. prepaid card market alone was valued at $542 billion in 2023 (according to Research and Markets dated May 30, 2024), and our platform is designed to captures value from every transaction in which it is utilized. Using transaction data to drive targeted marketing further enhances engagement, retention, and customer lifetime value.

ClearLine

Through our ClearLine channel, we are transforming traditional payment terminals into high-impact engagement and marketing tools that increase merchant revenue and customer satisfaction. Digital engagement can increase customer spending by up to 20% (according to McKinsey’s annual Digital Payments Consumer Survey from November 25, 2020), while personalized offers and loyalty programs improve retention by up to 10% and lifetime value by 25% (according to the article titled, A Guide on Impact of Personalization on Customer Lifetime Value dated February 27, 2025). We believe ClearLine solutions can be utilized across more retail locations to maximize market penetration and revenue potential, growing alongside the digital signage market expected to grow at a CAGR of 6.9% through 2028 (according to PR Newswire dated June 28, 2023).

Marketing and Sales

Our marketing strategies are meticulously designed for each business segment, anchored in three strategic pillars: strengthening retail partnerships, amplifying digital engagement, and extending market reach through direct and channel sales teams dedicated to customer retention.

Our retail distribution portfolio is the backbone of our MVNO business units. Being able to reach consumers where they are is our strength. Through software enhancements, we are able to reach potential MVNO subscribers in wireless retail stores, convenience stores, markets, and online sites. By collaborating with third-party partners, we facilitate Lifeline enrollments and offer a range of non-subsidized prepaid wireless plans. Through targeted education and proactive engagement, we maximize subscriber acquisition in underserved regions. By delivering tailored, incentivized plans to existing Lifeline, we enhance retention and create enduring value within this critical market segment.

For Comprehensive Platform Services, we prioritize building strong retail partnerships that ensure extensive distribution and easy access to our solutions. Our approach integrates the convenience of our expansive store network with powerful digital engagement tools, enabling us to reach a broad audience and deliver consistent customer value. To support this growth, we have and will continue as necessary to scale our national sales and distribution teams to deepen market penetration and deliver personalized, high touch support, driving for customer satisfaction and long-term growth.

Competition

SurgePays operates in a competitive and rapidly evolving market, where both traditional and non-traditional players in telecommunications and technology compete to capture market share.

In telecommunications, major MVNOs dominate the prepaid wireless landscape, while national carriers leverage their infrastructure and brand strength to attract prepaid customers. Regional providers further intensify competition by focusing on specific geographic areas. In financial technology, established prepaid card providers hold significant ground, while fintech startups push the envelope with digital innovation and streamlined user experiences. Traditional convenience store distributors, with decades of legacy behind them, rely on a manufacturing-to-warehouse-to-store logistics model that has remained largely unchanged. Currently, our MVNO market share at convenience store sales is under 1%, highlighting a substantial growth opportunity.

Yet, we believe our diverse product suite and operational efficiencies position us to capture a larger share of this market. Our ability to seamlessly integrate with others in this space, creates a unique dynamic allowing us to compensate for growth opportunities while unlocking the potential for additional revenue for stores. This collaborative approach is fueled by our unique product offerings, which drive more value for retail partners. Additionally, we may explore strategic acquisitions as a way to accelerate our path forward.

Across our product markets, competition is shaped by key factors: technical features, quality, availability, price, customer support, and distribution coverage. Each region may weigh these factors differently, but by deploying our direct store distribution model nationwide, we are positioned to meet these demands head-on and open substantial growth opportunities.

Differentiation

At SurgePays, our competitive edge is rooted in relentless adaptability, a tightly integrated service ecosystem, and robust retail partnerships. These strengths allow us to bring our communication and technology platform products to market with speed and precision, creating a clear path to success.

We stand apart by offering a seamless blend of telecommunications and transactions services on a single platform—a one-stop solution that delivers both convenience and exceptional value to our customers. By targeting underserved and rural communities, often overlooked by larger players, we provide vital services where people live, shop, and work. Through our network of convenience stores, bodegas, and local retail spots, we bring affordable, accessible solutions to the neighborhoods that need them most.

Owning the transaction software for processing, activations, and top-ups allows us to offer prepaid wireless and financial products at lower prices right at the community level. This structure not only captures a significant, value-conscious segment but also leverages efficiencies that drive down costs and improve margins.

In a fragmented distribution landscape where no single player offers top consumables alongside essential services like prepaid wireless, gift cards, bill payments, and reloadable debit cards, we see a major opportunity. Our partnerships with distributors enable broad market reach and higher customer engagement. Our vision extends to building a wholesale e-commerce platform that unites these services under one roof—a scalable model that enhances customer loyalty and operational efficiency.

Agility is our backbone. We continuously adapt our offering to stay ahead of customer needs. Using a combination of information gathered by extracting data from our customer service system and comparing it with industry marketing trends and offerings, we are able to offer targeted social media engagement and personalized offers. Incorporating these solutions helps us drive customer acquisition and retention by allowing our product offering to meet the market where we uncover the need.

With these strengths—an integrated platform, a focus on underserved markets, robust retail partnerships, and a commitment to data-driven insights—we believe SurgePays is well-positioned to thrive in a competitive market. Our approach is built to drive for long-term growth and profitability, supported by a foundation of innovation and customer focus that we believe is unmatched in the industry.

Internal Development Activities

At SurgePays, innovation is not a department—it is our DNA. We are relentlessly focused on enhancing our products to deliver efficient, secure, and lightning-fast transactions at convenience stores. Our software platform, hosted on Amazon Web Services (AWS) Cloud, leverages the power of world-class infrastructure to enable our goal of unmatched reliability and scalability.

Success demands a mindset of continuous improvement. We have developed integrated software solutions for popular point-of-sale systems from such companies as Clover, PAX, and Landi. These integrations provide additional opportunities to operate our platform in various types of retail businesses without the need for additional hardware, with a single goal in mind: to create powerful tools that help our retail partners operate more efficiently and serve their customers better. By embracing technology’s rapid evolution, we are not just keeping pace with change, we are shaping it.

Seasonality

Our diverse product portfolio helps mitigate any significant fluctuations, and as we continue to expand our offerings, we expect the impact of seasonality to diminish further.

SurgePays Team

At SurgePays, our people are the driving force behind everything we accomplish. As of March 2025, our team of over 130 dedicated professionals—across various areas such as accounting and finance (4), human resources (3), programming (13), customer service (79), sales (6), and operations (25)—is committed to solving real problems and delivering value to our customers and shareholders every day.

Our leadership team brings over a century of combined experience across telecommunications, technology, and national distribution. This depth of expertise fuels our ability to innovate, think long-term, and make bold bets that set us apart in the market.

We know that a business only grows by hiring exceptional talent and empowering them with a culture that prizes continuous improvement and ownership. We focus on attracting the best, building an environment that nurtures growth, and aligning incentives to performance through equity and cash plans. These plans not only reward high performance but are designed to create alignment with our long-term vision, fostering a team that acts like owners, not employees.

At SurgePays, we think in decades, not quarters. By investing in our people and cultivating a culture of excellence, we are building a foundation that will support our growth for years to come.

Corporate Information

Our executive offices are located at:

3124 Brother Blvd, Suite 410, Bartlett, TN 38133

Telephone: (800) 760-9689 Website: www.surgepays.com

Please note that our website and the information contained in, or accessible through, it will not be deemed incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

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

Risks Related to Government Regulation and Legal Proceedings

The United States Government’s dissolution of the Affordable Connectivity Program (“ACP”) has had a substantial adverse effect on our business operations and profitability.

Since the introduction of the ACP, we derived over 70% of our revenue from reimbursement payments from the federal government under the ACP. According to the Federal Communications Commission (the “FCC”), the government entity that oversees the ACP, the ACP wound down and stopped accepting new applications and enrollments as of February 7, 2024, and June 2024 was the last funded month of the ACP due to lack of additional funding from Congress. The expiration of the ACP and the cessation in reimbursement payments had a substantial adverse effect on our business, financial condition, and operating results during the year ended December 31, 2024. Without revenue from the ACP, we have shifted our focus to other business segments, including our MVNO Communications and Comprehensive Platform Services further described herein, however there is no guarantee that we will be able to successfully replicate our revenues from the ACP or past profitability, which will have a substantial adverse effect on our business, financial condition, and operating results.

Additionally, there is no guarantee whether or for how long the FCC or other federal agencies will continue to provide funding for the Lifeline program. As a material component of our current business operations and source of revenue, any decrease or end to funding of the Lifeline program would have a substantial adverse effect on our business, financial condition, and operating results.

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

With respect to any litigation, our insurance may not reimburse us, or may not be sufficient to reimburse us for the expenses or losses we may suffer in contesting and concluding such lawsuit. The results of any future litigation or claims are inherently unpredictable and substantial litigation costs, including the substantial self-insured retention that we are required to satisfy before any insurance applies to a claim, unreimbursed legal fees or an adverse result in any litigation may have a material adverse effect on our results of operations, cash from operating activities or financial condition.

Risks Related to Our Business, Industry and Operations

Low demand for our products and services, and the inability to develop and introduce new products and services at favorable margins, could adversely impact our performance and prospects for future growth.

Without revenue from the ACP, we have shifted our focus to other business segments, including our MVNO Communications and Comprehensive Platform Services further described herein, however we will need to continue to develop our products and services, and introduce new products and services in a timely manner at favorable margins. There are numerous uncertainties associated with developing and introducing new products and services, including higher costs, limited market opportunity, and low demand. An increase in costs, which may continue indefinitely or until increased demand and greater availability of our products and services are available, could adversely affect our results of operations and profitability. Market acceptance of the new products and services may not meet sales expectations due to various factors, such as the failure to accurately predict consumer demands, end-user preferences, evolving industry standards, or the emergence of new or disruptive technologies. Moreover, the ultimate success and profitability of the new products and services may depend on our ability to resolve technical and technological challenges in a timely and cost-effective manner.

If we are not able to adapt to changes and disruptions in technology and address changing consumer demand on a timely basis, we may experience a decline in the demand for our services, be unable to implement our business strategy and experience reduced profits.

Our industries are rapidly changing as modern technologies are developed that offer consumers an array of choices for their communications needs and allow new entrants into the markets we serve. In order to grow and remain competitive, we will need to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future challenges from competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or the success of new services in the market. In addition, there could be legal or regulatory restraints on our introduction of new services. If our services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these services materially increase, our ability to retain and attract customers could be adversely affected. Additionally, we must phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. In addition, there could be legal or regulatory restraints on our ability to phase out current services.

We have, and may continue to expand through investments in, acquisitions of, or the development of new products with assistance from, other companies, any of which may not be successful and may divert our management’s attention.

In the past, we completed several strategic acquisitions. We also may evaluate and enter into discussions regarding an array of potential strategic transactions, including acquiring complementary products, technologies, or businesses. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to be employed by us, and we may have difficulty retaining the customers of any acquired business due to changes in management and ownership. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition, investment or business relationship would be realized timely, if at all, or that we would not be exposed to unknown liabilities. In connection with any such transaction, we may:

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

One of the ways we have grown our business in the past is through strategic acquisitions of other businesses, products, and technologies. We may, from time to time, evaluate additional acquisition opportunities, and may, in the future, strategically make further acquisitions of, and investments in, businesses, products and technologies when we believe the opportunity is advantageous to our prospects, such as the acquisition of Clearline Mobile, Inc (“Clearline”) assets. There can be no assurance that in the future we will be able to find appropriate acquisitions or investments. In connection with these acquisitions or investments, we may:

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

We also may be unable to find suitable acquisition candidates and may not be able to complete acquisitions on favorable terms, if at all, or obtain adequate financing for such acquisitions. If we do complete an acquisition, such as with Clearline, we may not be able to successfully integrate the acquired business into our preexisting business, and we may not ultimately strengthen our competitive position or ensure that we will not be viewed negatively by customers, financial markets or investors. Further, acquisitions could also pose numerous additional risks to our operations, including:

●	problems integrating the purchased business, products or technologies without substantial costs, delays or other problems;

●	increases to our expenses;

●	the failure to have discovered undisclosed liabilities of the acquired asset or company for which we may not be adequately indemnified;

●	diversion of management’s attention from their day-to-day responsibilities and our core business;

●	inability to enforce indemnification and non-compete agreements;

●	the failure to successfully incorporate acquired products or technologies into our business;

●	the failure of the acquired business, products, or technologies to perform as well as anticipated;

●	the failure to realize expected synergies and cost savings;

●	harm to our operating results or financial condition, particularly during the first several reporting periods after the acquisition is completed;

●	entrance into markets in which we have limited or no prior experience; and

●	potential loss of key employees or customers, particularly those of the acquired entity.

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

Commercialization of our products and services, require us to expand our own marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

Should we determine that expanding our own marketing and sales capabilities continues to be required, we may not be able to attract and retain qualified personnel to serve in our sales and marketing organization, to develop an effective distribution network or to otherwise effectively support our commercialization activities. The cost of establishing and maintaining a more comprehensive sales and marketing organization may exceed its cost effectiveness. If we fail to further develop our sales and marketing capabilities, if sales efforts are not effective or if costs of increasing sales and marketing capabilities exceed their cost effectiveness, our business, results of operations and financial condition would be materially adversely affected.

We operate in a highly competitive industry.

We may encounter competition from local, regional, or national entities, some of which have superior resources or other competitive advantages in the larger wireless services space. Intense competition may adversely affect our business, financial condition, or results of operations. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded.

We may require additional financing to sustain or grow our operations. Raising additional capital may cause dilution to our existing stockholders and investors, or restrict our operations.

We may need to seek additional capital through a variety of means, including through private and public equity offerings and debt financings, collaborations, or strategic alliances and acquisitions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, or through the issuance of shares under other types of contracts, the ownership interests of our stockholders may be diluted, and the terms of such financings may include liquidation or other preferences, anti-dilution rights, conversion and exercise price adjustments and other provisions that adversely affect the rights of our stockholders, including rights, preferences and privileges that are senior to those of our holders of Common Stock in terms of the payment of dividends or in the event of a liquidation. In addition, debt financing, if available, could include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into contractual arrangements, or declaring dividends and may require us to grant security interests in our assets.

Risks Related to Our Securities

Our CEO and Chair, Kevin Brian Cox, has significant control over shareholder matters and the minority shareholders will have little or no control over our affairs.

Mr. Cox currently owns approximately 28.3% of our outstanding voting equity. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Cox is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Cox may have interests that are different from yours. For example, Mr. Cox may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Cox could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and proposals of the Board of Directors (the “Board”) that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

Our share price has been volatile and our trading volume may fluctuate substantially.

The price of our Common Stock has been and may in the future continue to be extremely volatile, ranging from a high of $8.43 and a low of $1.13, since the beginning of 2024. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

●	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

●	our failure to successfully implement our business objectives and new lines of business;

●	compliance with ongoing regulatory requirements;

●	market acceptance and demand of our products;

●	changes in government regulations;

●	Replacing lost revenues from ACP;

●	actual or anticipated fluctuations in our quarterly financial and operating results; and

●	the degree of trading liquidity in our shares of Common Stock.

A decline in the price of our shares of Common Stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

The decline in the price of our shares of Common Stock, could result in a reduction in the liquidity of our Common Stock, a reduction in our ability to raise capital and hinder our ability to stay in compliance with Nasdaq listing rules. Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, a decline in the price of our shares of Common Stock could be especially detrimental to our liquidity and our operations. Such reductions and declines may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If the price for our shares of Common Stock declines, it may be more difficult to raise additional capital. If we are unable to raise sufficient capital, and we are unable to generate sufficient funds from operations to meet our obligations, we will not have the resources to continue our operations.

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

Future Issuance of Our Common Stock, Preferred Stock, Options and Warrants Could Dilute the Interests of Existing Stockholders.

We may issue additional shares of our Common Stock, preferred stock, options and warrants in the future, including through the Company’s 2022 Omnibus Securities and Incentive Plan and the evergreen provisions contained therein. These issuances may include substantial milestone-based issuances of securities to our executive officers as described in Item 11 of this Annual Report under the heading “Employment Agreements.” The issuance of a substantial amount of Common Stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of Common Stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such Common Stock as consideration or by investors who acquired such Common Stock in a private placement could have an adverse effect on the market price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintained a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors, and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

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

ITEM 2. PROPERTIES

We presently occupy space at 3 locations: 3124 Brother Blvd, Suite 410, Bartlett, TN 38133 (this building is owned by an entity owned by Mr. Cox, our CEO and Chair), which houses our corporate headquarters along with back office, inventory and marketing departments, 8745 West Higgins, Chicago, IL 60361, which houses our human resources departments, 1615 S Ingram Mill, Building B, Springfield, Missouri 65804, which houses our Comprehensive Platform Services technical operations, and 73 Av. Norte y 5 Calle Poniente, Colonia Escalon, San Salvador, SV, which house our business process operations.

See pages F-42 - F-46 for detailed lease information.

We will acquire additional office space as needed.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may be engaged in various lawsuits and legal proceedings in the ordinary course of our business. Except as described below, we are currently not aware of any legal proceedings, the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or results of operations.

The following is a summary of threatened, pending, asserted or unasserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since our last annual report for the year ended December 31, 2023.

(1)	Juno Financial v. AATAC and Surge Holdings Inc. AND Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The Court dismissed the case with the agreement of the parties at a case management conference on September 12, 2024.

(2)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various dispositive motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. Defendants then filed additional dispositive motions on Plaintiffs’ claims in tort and equity, which the Court granted in part based on its prior rulings. Plaintiffs took the position the Court granting Defendants’ dispositive motions on these material issues only leaves partial contract claims that are inextricably intertwined with the remaining claims and defences. Plaintiffs sought a certified interlocutory appeal of the Court’s orders. On March 10, 2025, the Oklahoma Supreme Court entered an order denying Plaintiffs’ Petition for Certiorari to review the certified interlocutory appeal. The case will now proceed in the district court on the parties’ remaining claims. Presently, there is no trial date.

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections responded by filing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. Surge Pays elected to dismiss its complaint without prejudice and is in the process of re-filing the matter in the District Court of Oklahoma County, Oklahoma.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock began trading on the Nasdaq Capital Market under the symbol SURG on November 2, 2021.

As of March 5, 2025, there were approximately 7,277 holders of record of our Common Stock. Since certain shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our Common Stock is not representative of the number of beneficial holders of our Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on March 21, 2025 was $1.34.

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

Preferred Stock

As of December 31, 2024, the Company does not have any shares of preferred stock outstanding.

Transfer Agent

The transfer agent of our Common Stock is VStock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Unregistered Sales of Equity Securities

We have previously disclosed in our 10-Qs and 8-Ks filed in 2024 all 2024 sales of securities without registration under the Securities Act of 1933.

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

Business Overview

We were incorporated in Nevada on August 18, 2006 as a pioneering financial technology and telecommunications company with one clear mission: to enhance connectivity and financial access in the places people live, shop, and work.

Our Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless provide mobile broadband (internet connectivity) to consumers nationwide. Our Comprehensive Platform Services provides ACH banking relationships and a fintech transactions platform that processes thousands of transactions a day with independently owned convenience stores.

Please see the description in Item 1 of this Annual Report for a description of our Mobile Virtual Network Operators and Comprehensive Platform Services.

COMPARISON OF YEAR ENDED DECEMBER 31, 2024 AND 2023

We measure our performance on a consolidated basis as well as the performance of each segment.

We report our financial performance based on the following segments: Mobile Virtual Network Operators (MVNO) and Comprehensive Platform Service (Top-up). The MVNO segment is further broken down into subsidized and non-subsidized components. The subsidized component is the result of the mobile broadband (internet connectivity) services provided by SurgePhone Wireless and Torch Wireless to low-income consumers and accounts for the majority of our revenue. The Comprehensive Platform Service segment is comprised of Surge Fintech and ECS as previously shown.

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 10 – Segment Information and Geographic Data of the Notes to Financial Statements.

Revenues during the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Revenue	$60,881,173	$137,141,832
Cost of revenue (exclusive of depreciation and amortization)	(75,205,372)	(101,499,341)
General and administrative	(27,458,152)	(16,777,107)
Income (Loss) from operations	$(41,782,351)	$18,865,384

Revenue decreased overall by $76,260,659 (55.6%) from year ended December 31, 2023 to year ended December 31, 2024. The breakout was as follows:

	For the Years Ended December 31,
	2024	2023

Revenues:
Mobile Virtual Network Operator	$43,450,244	$118,577,920
Comprehensive Platform Services	17,419,088	11,341,183
Other Corporate Overhead	11,841	7,222,729
Total	$60,881,173	$137,141,832

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $75,127,676 or (63.4%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

As a transition strategy, we decided to keep the existing base of subscribers from the former ACP enrolled in our network with a built-in subscriber base of 250,000. We chose to keep our subscribers active, absorbing the wholesale costs (averaging around $7-10 per subscriber per month), and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. We transitioned over 80,000 subscribers to the Lifeline program during 2024.

The Company signed a Master Services Agreement (MSA) with TerraCom, Inc. (“TerraCom”), a wireless service provider and licensed Lifeline provider, effective October 3, 2024, in order to execute the strategy of offering Lifeline to our existing ACP subscriber base. This agreement allows us to offer a government-subsidized program to our previous 250,000 ACP wireless subscribers. We transitioned over 80,000 subscribers to the Lifeline program during 2024. Equally important, this allows us to reignite our sales channels to acquire new Lifeline subscribers who lost their ACP service when their carrier chose to shut them off.

Comprehensive Platform Services revenues increased by $6,077,905 as a result of increasing our sales force and hiring of a new Director of Sales.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives. The revenue was $0 and $7,184,283 respectively in years ended December 31, 2024 and 2023. Comparison numbers for the lead generation segment are shown in the respective Other Corporate Overhead lines.

Cost of Revenue, Gross Profit and Gross Margin

For the year 2024, cost of revenue for services primarily consists of data plan expenses ($21,684,451), prepaid retail expenses ($16,779,312), devices ($5,685,656), marketing ($15,632,078), advertising ($4,808,305), and other expenses such as royalties and call-center expenses ($4,233,099). With the stoppage of ACP, we reviewed the inventory associated with the program and decided to write off the entirety of the tablets ($6,382,471). Efforts to find buyers of this inventory have been challenging, thus, the Company has decided to write-off any inventory related to ACP. For the year 2023, cost of revenue for services primarily consists of data plan expenses ($28,612,000), devices ($28,476,000), marketing and advertising ($23,227,000), and other expenses such as royalties and call-center expenses ($3,604,000).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Years Ended December 31,
	2024	2023

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$58,410,842	$83,918,968
Comprehensive Platform Services	16,779,312	11,281,722
Other Corporate Overhead	15,218	6,298,651
Total	$75,205,372	$101,499,341

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

	For the Years Ended December 31,
	2024	2023

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(14,960,598)	$34,658,952
Comprehensive Platform Services	639,776	59,461
Other Corporate Overhead	(3,377)	924,078
Total	$(14,324,199)	$35,642,491

The Company expects to continue the improvement of gross margin in the Comprehensive Platform Service segment during 2025. As we continue to expand both subsidized and non-subsidized products of the MNVO segment in 2025, we also anticipate gross margins in the MVNO segment will increase with an aim to return to positive results.

	For the Years Ended December 31,
	2024		2023

Gross Margin:
Mobile Virtual Network Operator	%	(34.4)%	29.2
Comprehensive Platform Services		3.7	0.5
Other Corporate Overhead		(28.5)	12.8
Total	%	(23.5)%	26.0

General and administrative during the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Depreciation and amortization	$1,165,279	$1,064,099
Selling, general and administration	26,292,873	15,713,008
Total	$27,458,152	$16,777,107

The increase in depreciation and amortization costs for 2024 is the result of capitalizing costs associated with software enhancements to our various software platforms.

Selling, general and administrative expenses during the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Contractors and consultants	$4,303,580	$2,715,605
Professional services	2,110,510	1,949,407
Compensation	14,605,283	6,342,955
Computer and internet	959,222	858,041
Advertising and marketing	109,004	152,851
Insurance	1,096,027	1,249,556
Other	3,109,247	2,444,593
Total	$26,292,873	$15,713,008

Selling, general and administrative costs (S, G & A) increased by $10,579,865 (67.3%). The changes are discussed below:

●	Contractors and consultants expense increased by $1,587,975 or 58.5% from $2,715,605 in 2023 to $4,303,580 in 2024. The Company previously engaged several contractors to overhaul the financial platform to allow for the conversion to a tablet-based transaction at the store level from the outdated VeriFone terminal and consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value, which costs continued in 2024. Additionally, the company also engaged contractors to continue platform enhancements on the Clearline asset acquisition early in 2024 which accounted for an increase of over $1,000,000 from the previous year.

●	Professional services increased $161,103 or 8.3% in 2024 primarily due to an increase in accounting and tax professional fees of $337,374.

●	Compensation increased from $6,342,955 in 2023 to $14,605,283 in 2024 primarily as a result of stock compensation for the CEO and CFO of $6,752,705 per their respective employment agreements as further described in Item 11. Executive Compensation, incorporated herein. There was a non-cash component for $1,602,997 related to the implementation of a stock option plan for all employees.

●	Computer and internet costs increased to $959,222 in 2024 from $858,041 in 2023. A significant portion of the increase was related to the continued maintenance and enhancements of the Clearline software platform of $155,000 compared with $0 spend in 2023.

●	Advertising and marketing costs decreased to $109,004 in 2024 from $152,851 in 2023 primarily as a result of the Company slowing expenditures related to Affordable Connectivity Program (“ACP”).

●	Insurance expense decreased to $1,096,027 in 2024 from $1,249,556 in 2023 primarily as a result of improved premium rates for the renewal of coverage in 2024.

●	Other costs increased to $3,109,247 in 2024 from $2,444,593 in 2023 primarily due to the resolution of various taxes associated with the ACP.

Other (expense) income during the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Interest, net	$(554,200)	$(595,975)
Gain (loss) on equity investment in Centercom	33,864	110,203
Realized gains - investments	13,613	-
Dividends, interest, and other income – investments	355,549	-
Impairment loss – internal use software development costs	(316,594)	-
Impairment loss - goodwill	(866,782)	-
Loss on lease termination - net	(194,863)	-
Impairment loss - CenterCom	(498,273)	-
Interest income	105,395	-
Other income	636,868	-
Total other (expense) income	$(1,285,423)	$(485,772)

Interest expense decreased to $554,200 in 2024 from $595,975 in 2023 primarily due to the payoff of various debt instruments in 2024.

The equity investment in Centercom, an unconsolidated subsidiary of the Company in which we are a minority owner, increased by $33,864 in 2024 compared to an increase of $110,203 in 2023.

The Company invested excess cash in various instruments during 2024, resulting in interest, dividends, and gains resulting in an aggregate increase of $355,549, compared to $0 in 2023.

As a result of shuttering the operations of LogicsIQ, the Company took an aggregate impairment loss of $1,183,376 relating to goodwill and software development assets.

Other income increased by $636,868, mostly related to one-time reduction in accounts payable to CenterCom for invoices deemed not to be payable.

As of December 31, 2024, The Company determined that it would no longer utilize the Business Process Outsourcing (BPO) services of CenterCom. The Company has commenced similar operations internally, eliminating the need for its investment in Centercom. Consequently, an assessment of the investment was performed to determine whether it should be written off in accordance with U.S. GAAP. As a result, the Company took an aggregate impairment loss of $498,273.

Equity Transactions for the Years Ended December 31, 2024

Stock Issued for Cash - Capital Raise

In January 2024, the Company issued 3,080,356 shares of common stock for gross proceeds of $17,249,994 ($5.60/share).

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

Treasury Stock

Effective July 2024, the Company implemented a share repurchase program. Under the terms of this program, the Company undertook the following:

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

The Company reacquired 362,620 shares of treasury stock for $631,967, at an average price of $1.74/share.

Effective October 2024, the Company ceased its share repurchase program.

Equity Transactions for the Year Ended December 31, 2023

Stock Issued for Services

The Company issued 242,615 shares of common stock for services rendered, having a fair value of $1,290,024 ($4.19 - $9.40/share), based upon the quoted closing trading price. All of these shares are for arrangements with consultants as called for per their respective agreements.

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

In 2024, the Company issued shares based on the following vesting schedule:

July 1, 2024	66,667 shares
August 1, 2024	66,667 shares
September 1, 2024	66,667 shares
October 1, 2024	66,667 shares
November 1, 2024	66,667 shares
December 1, 2024	66,665 shares

For the year ended December 31, 2024, the Company recognized stock compensation expense of $486,242 related to vesting.

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

In 2024, the Company granted an aggregate 44,640 shares of common stock to various members of the Board of Directors, having a fair value of $149,990 ($3.36/share), based upon the quoted closing trading price.

The shares will vest at the earlier to occur:

-	Board Member no longer serves in that capacity for any reason, except for reasons related to cause,
-	Occurrence of a change in control; and
-	4th anniversary of the effective date (2028)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024 and 2023, our current assets were $17,870,323 and $33,366,661, respectively, and our current liabilities were 6,059,476 and $12,705,044, respectively, which resulted in a working capital surplus of $11,810,847 and $20,661,617, respectively. The decrease in current assets is a result of the suspension of the Affordable Connectivity Program, whereby accounts receivable decreased by $6,535,865 and the write-down of the inventory of $6,382,471.

Total assets at December 31, 2024 and 2023 amounted to $23,976,005 and $41,925,307, respectively, a decrease of $17,949,302 from 2023 to 2024. The decrease in total assets is a result of the suspension of the Affordable Connectivity Program and shuttering of the LogicsIQ business segment, whereby accounts receivable decreased by $6,535,865, the write-down of the inventory of $6,382,471, and the impairment loss of $1,681,649. At December 31, 2024, assets consisted of current assets of $17,870,323, net property and equipment of $591,088, net intangible assets of $1,472,962, goodwill of $3,300,000, note receivable of $176,851, and operating lease right of use asset of $564,781 and at December 31, 2023, assets consisted of current assets of $33,366,661, net property and equipment of $361,841, net intangible assets of $2,126,470, goodwill of $1,666,782, equity investment in Centercom of $464,409, note receivable of $176,851, internal use software of $539,424, operating lease right of use asset of $387,869, and deferred income taxes of $2,835,000.

At December 31, 2024, our total liabilities were $8,714,392 compared to total liabilities of $13,521,843 at December 31, 2023. This $4,807,451 decrease was related to the accounts payable and debt repayment during 2024.

At December 31, 2024, our total stockholders’ surplus was $15,261,613 as compared to $28,403,464 at December 31, 2023. The $12,643,578 decrease was primarily due to the net loss for the year.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2024 and 2023.

	2024	2023

Net cash provided by or (used in) operating activities	$(21,310,603)	$10,287,345
Net cash used in investing activities	(3,004,576)	(281,304)
Net cash provided by financing activities	22,483,508	(2,419,635)
Net change in cash and cash equivalents	$(1,831,671)	$7,586,406

Net cash provided used in 2024, was primarily due to the net loss for the year ended December 31, 2024, compared to the net gain for the year ended December 31, 2023.

Net cash used in investing activities in 2024 was primarily due to the purchase and sale of investments, and the purchase of ClearLine assets in 2024

Net cash provided for financing activities is primarily due to the equity offering in January 2024 and the exercise of warrants during the year ended December 31, 2024.

As a result of net negative cash provided by operating activities and investing activities in 2024, our overall cash decreased in 2024 by $1,831,671, compared to an increase of cash in 2023 primarily driven by net cash provided for by operations of $10,287,345.

At December 31, 2024, the Company had the following material commitments and contingencies.

Cash requirements and capital expenditures – Due to the end of the ACP program in 2024 and the reduction in total revenues and margins, we may not have sufficient resources to continue to fund operations for the next twelve months without additional funding. We are currently exploring various strategic opportunities; however, we have no commitments at this time and no known timing as to when any transaction may occur. We will only pursue options that we believe are in the best interest of, and on the best terms for, the Company.

Known trends and uncertainties – The Company continues to explore potential strategic opportunities to acquire other businesses with similar business operations, or businesses we believe could be potentially symbiotic. While we are currently exploring various strategic opportunities, we have no commitments at this time and no known timing as to when any opportunities may arise. We will only pursue opportunities that we believe are in the best interest of, and on the best terms for, the Company.

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

Significant estimates during the years ended December 31, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Management identified no material weaknesses in our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. During the year ended December 31, 2024, management identified no weaknesses.

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

c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2024, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:

On March 14, 2024, Kevin Brian Cox, our President and Chief Executive Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Cox’s trading plan is equal to the number of shares of the Company’s common stock as reasonably estimated by the designated broker such that the net proceeds from their sale are sufficient to cover the withholding taxes resulting from the vesting of RSA grants previously issued to Mr. Cox, in amounts and prices determined in accordance with a formula set forth in the plan. The plan was terminated on December 3, 2024.

In the quarter ended December 31, 2024, 250,000 shares were received and vested from RSA grants as provided for in Mr. Cox’s employment agreement and 97,380 shares were sold.

On March 14, 2024, Anthony Evers, our Chief Financial Officer, adopted a trading plan that is intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Evers’ trading plan is equal to the number of shares of the Company’s common stock as reasonably estimated by the designated broker such that the net proceeds from their sale are sufficient to cover the withholding taxes resulting from the vesting of RSA grants previously issued to Mr. Evers, in amounts and prices determined in accordance with a formula set forth in the plan. The plan was terminated on December 31, 2024.

For the quarter ended December 31, 2024, 199,998 shares were received and vested from RSA grants as provided for in Mr. Evers’ employment agreement and 110,000 shares were sold.

Except as disclosed above, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defence conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Issuer Purchases of Equity Securities

On August 13, 2024, the Company entered into a share repurchase program with ThinkEquity LLC for up to $5,000,000 shares of its common stock. No shares were repurchased during the three months ending December 31, 2024.

On October 1, 2024, the Company decided to terminate the share repurchase program and will no longer be making any reacquisitions.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is omitted from this Annual Report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2025 Annual Meeting (the “Proxy Statement”) on the date hereof and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation filed August 22, 2006	SB-2	3.1	03/14/2007
3.2	Articles of Merger filed July 25, 2008	S-1/A	3.2	10/21/2021
3.3	Certificate of Amendment to Articles of Incorporation filed April 27, 2009	10-K/A	3.1	05/14/2013
3.4	Certificate of Amendment to Articles of Incorporation filed May 13, 2015	8-K/A	3.1	12/11/2015
3.5	Certificate of Amendment to Articles of Incorporation filed June 30, 2015	S-1/A	3.5	10/21/2021
3.6	Certificate of Amendment to Articles of Incorporation filed October 10, 2017	S-1/A	3.6	10/21/2021
3.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017	S-1/A	3.7	10/21/2021
3.8	Certificate of Amendment to Articles of Incorporation filed October 29, 2020	8-K	3.1	11/5/2020
3.9	Certificate of Amendment, filed November 1, 2021	8-K	3.1	11/5/2021
3.10	Bylaws	SB-2	3.2	03/14/2007
3.11	Amended Bylaws	10-K/A	3.2	05/14/2013
3.12	Amended Bylaws	8-K/A	3.2	12/11/2015
4.1	Warrant, dated March 8, 2021, issued to Evergreen Capital Management LLC	8-K	4.2	03/16/2021
4.2	Form of Underwriter’s Warrants	8-K	4.1	11/5/2021
4.3	Warrant Agency Agreement between SurgePays, Inc. and VStock Transfer, LLC, dated November 4, 2021	8-K	4.2	11/5/2021
4.4	Description of Securities	10-K	4.4	03/30/2023
4.5	Form of Promissory Note Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.1	08/11/2022
4.6	Form of Warrant with $4.73 Exercise Price Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.2	08/11/2022
4.7	Revolving Secured Promissory Note with Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	4.3	08/11/2022
10.1+	Consulting Agreement, dated September 25, 2017, by and between KSIX MEDIA HOLDINGS, INC. and David C. Ansani	S-1	10.2	09/12/2019
10.2+	Director Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.1	07/24/2019
10.3+	Director and Officer Indemnification Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.2	07/24/2019
10.4	Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on April 24, 2020	10-K	10.22	05/12/2020
10.5	Paycheck Protection Program Note, dated April 18, 2020, issued to Bank 3	10-Q	10.4	08/14/2020

10.6		Office Lease, dated May 5, 2020, by and between Woodfield Financial Center LLC and Surge Holdings Inc.	S-1/A	10.31	02/16/2021
10.7		Master Services Agreement by and between Surge Pays, Inc. and Glass Mountain BPO, dated January 1, 2021	S-1/A	10.32	02/16/2021
10.8		Commercial Lease Agreement, dated July 10, 2019, by and between CardDawg Investments, LLC and Surge Holdings, Inc.	S-1/A	10.35	02/16/2021
10.9		Form of On Demand Promissory Note issued by the Company in favor of SMDMM Funding, LLC	S-1/A	10.36	09/22/2021
10.10		Stock Purchase Agreement, by and among, SurgePays, Inc., Torch Wireless, and the Parties Listed Therein, dated April 6, 2022	8-K	10.1	04/12/2022
10.11		Installment Sale Agreement, by and among, SurgePays, Inc., SurgePhone Wireless LLC, Torch Wireless, and Affordable Connectivity Financing V Limited Liability Company, dated November 17, 2022	8-K	10.1	11/23/2022
10.12		Paying Agent Agreement, by and among, SurgePhone Wireless LLC, Torch Wireless, Affordable Connectivity Financing V Limited Liability Company, and Ivy Dallas Funding, LLC, dated November 17, 2022	8-K	10.2	11/23/2022
10.13		Consulting Agreement, by and between the Company and Jay Jones, dated December 19, 2022	8-K	10.1	12/23/2022
10.14+		Weisberg Director Agreement, by and between the Company and Ms. Weisberg, dated December 19, 2022	8-K	10.2	12/23/2022
10.15+		Form of Indemnification Agreement	8-K	10.3	12/23/2022
10.16+		Employment Agreement between SurgePays, Inc. and Kevin Brian Cox	10-Q	10.1	05/16/2022
10.17+		Employment Agreement between SurgePays, Inc. and Anthony Evers, dated August 8, 2022	10-Q	10.3	08/11/2022
10.18+		SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan	10-K	10.18	03/30/2023
10.19		Loan Agreement between the Company and Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	10.1	08/11/2022
10.20		Security Agreement between the Company and Lender, dated April 8, 2022	10-Q	10.2	08/11/2022
10.21		Form of Restricted Share Award Agreement	10-Q	10.1	08/10/2023
10.22		Form of Employment Agreement with Anthony Evers	10-Q	10.1	11/14/2023
10.23		Form of Employment Agreement with Kevin Brian Cox	8-K	10.1	01/03/2024
10.24		Underwriting Agreement, dated as of January 17, 2024, between SurgePays, Inc. and Titan Partners Group	8-K	1.1	01/22/2024
10.25		Form of Promissory Note with SMDMM Funding, LLC	10-K	10.25	03/12/2024
10.26		Master Services Agreement, dated as of October 3, 2024, between SurgePays, Inc. and TerraCom, Inc.	8-K	10.1	10/16/2024
14.1		SurgePays, Inc. Code of Ethics and Business Conduct	10-K	14.1	03/24/2022
19.1		SurgePays, Inc. Insider Trading Policy	10-K	19.1	03/12/2024
21.1		List of Subsidiaries				X
23.1		Consent of Rodefer Moss & Co., PLLC				X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
97.1		SurgePays, Inc. Executive Compensation Clawback Policy	10-K	97.1	03/12/2024

101.INS		Inline XBRL Instance Document				X

101.SCH		Inline XBRL Taxonomy Extension Schema				X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase				X

	+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

	*	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgePays, Inc.

Date: March 25, 2025	By:	/s/ Kevin Brian Cox
	Name:	Kevin Brian Cox
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Brian Cox	Chief Executive Officer and Director	March 25, 2025
Kevin Brian Cox	(Principal Executive Officer)

/s/ Anthony Evers	Chief Financial Officer	March 25, 2025
Anthony Evers	(Principal Financial Officer and Principal Accounting Officer

/s/ David N. Keys	Director	March 25, 2025
David N. Keys

/s/ David May	Director	March 25, 2025
David May

/s/ Laurie Weisberg	Director	March 25, 2025
Laurie Weisberg

/s/ Richard Schurfeld	Director	March 25, 2025
Richard Schurfeld

SurgePays, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SurgePays, Inc. & Subsidiaries

Bartlett, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SurgePays, Inc. & Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Sufficiency of audit evidence over revenue

1)	The Company generates revenues from the delivery of processing, service and product solutions. Revenue is measured based on consideration specified in contracts, and the Company recognizes revenue when it satisfies a performance obligation by processing the transaction, which is at a point in time. The Company’s revenue consists of a significant volume of transactions sourced from systems and applications. The processing of such transactions and recording of the majority of revenue is system-driven and based on contractual terms. Revenue is recognized when the services and products are delivered to the customers and control is transferred, which is at a point in time. These revenues are recognized on the gross basis as the company is considered a principal in the transaction.

2)	The Company also has significant revenue from providing services and products under the Affordable Connectivity Program and Lifeline program. Revenue is recognized after services and products have been delivered to an eligible customer.

How the Critical Audit Matters Were Addressed in the Audit

Our audit procedures related to revenue recognition and disclosure included the following, among others:

We obtained and understanding and evaluated management’s significant accounting policies around revenue recognition for each significant line of revenue, including management’s assessment of when control of goods and services are transferred to customers.

For a sample of revenue transactions, we tested selected transactions by agreeing the amounts of revenue recognized to source documents and testing the mathematical accuracy of the recorded revenue. We also evaluated the source documents to determine whether terms that may impact revenue recognition were identified and properly considered by management.

Goodwill impairment assessment

3)	As discussed in note 2 to the consolidate financial statements of the Company, the Company closed an asset purchase agreement and is reporting goodwill of $2,500,000 as of December 31, 2024. Management reviewed the goodwill for impartment as of December 31 ,2024. The review of impairment for goodwill allows management to first asses qualitative factors to determine whether it is necessary to perform the more detailed quantitative goodwill impairment test. Management performed the qualitative analysis and determined that goodwill was not impaired and was not required to perform the more detailed quantitative goodwill impairment test. Management assessment included significant judgment and is subject to various risks and uncertainties.

How the Critical Audit Matters Were Addressed in the Audit

We evaluated management significant judgment and assumptions that were used in the impairment analysis. The matter required auditor judgment, subjectivity, and effort in performing procedures.

/s/ Rodefer Moss & Co, PLLC

We have served as the Company’s auditor since 2017

Johnson City, Tennessee

March 25, 2025

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets

Current Assets
Cash and cash equivalents	$11,790,389	$14,622,060
Restricted cash - held in escrow	1,000,000	-
Accounts receivable - net	3,000,209	9,536,074
Inventory	1,781,365	9,046,594
Prepaids and other	298,360	161,933
Total Current Assets	17,870,323	33,366,661

Property and equipment - net	591,088	361,841

Other Assets
Note receivable	176,851	176,851
Intangibles - net	1,472,962	2,126,470
Internal use software development costs - net	-	539,424
Goodwill	3,300,000	1,666,782
Investment in CenterCom	-	464,409
Operating lease - right of use asset - net	564,781	387,869
Deferred income taxes - net	-	2,835,000
Total Other Assets	5,514,594	8,196,805

Total Assets	$23,976,005	$41,925,307

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$3,929,195	$6,439,120
Accounts payable and accrued expenses - related party	192,845	1,048,224
Accrued income taxes payable	-	570,000
Deferred revenue	-	20,000
Operating lease liability	248,069	43,137
Note payable - related party	1,689,367	4,584,563
Total Current Liabilities	6,059,476	12,705,044

Long Term Liabilities
Note payable - related party	1,866,288	-
Notes payable - SBA government	469,396	460,523
Operating lease liability	319,232	356,276
Total Long Term Liabilities	2,654,916	816,799

Total Liabilities	8,714,392	13,521,843

Stockholders’ Equity

Common stock, $0.001 par value, 500,000,000 shares authorized 20,431,549 shares issued and 20,068,929 shares outstanding, respectively, at December 31, 2024 14,403,261 shares issued and outstanding at December 31, 2023	20,435	14,404
Additional paid-in capital	76,842,878	43,421,019
Treasury stock - at cost (362,620 and 0 shares, respectively)	(631,967)	-
Accumulated deficit	(60,915,427)	(15,186,203)
Stockholders’ equity	15,315,919	28,249,220
Non-controlling interest	(54,306)	154,244
Total Stockholders’ Equity	15,261,613	28,403,464

Total Liabilities and Stockholders’ Equity	$23,976,005	$41,925,307

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023

Revenues	$60,881,173	$137,141,832

Costs and expenses
Cost of revenues	75,205,372	101,499,341
General and administrative expenses	27,458,152	16,777,107
Total costs and expenses	102,663,524	118,276,448

Income (loss) from operations	(41,782,351)	18,865,384

Other income (expense)
Interest expense	(554,200)	(595,975)
Loss on lease termination - net	(194,863)	-
Other income	636,868	-
Interest income	105,395	-
Realized gains - investments	13,613	-
Dividends, interest, and other income - investments	355,549	-
Gain on investment in CenterCom	33,864	110,203
Impairment loss - CenterCom	(498,273)	-
Impairment loss - internal use software development costs	(316,594)	-
Impairment loss - goodwill	(866,782)	-
Total other income (expense) - net	(1,285,423)	(485,772)

Net income (loss) before provision for income taxes	(43,067,774)	18,379,612

Provision for income tax benefit (expense)	(2,870,000)	2,265,000

Net income (loss) including non-controlling interest	(45,937,774)	20,644,612

Non-controlling interest	(208,550)	26,709

Net income (loss) available to common stockholders	$(45,729,224)	$20,617,903

Earnings per share - attributable to common stockholders
Basic	$(2.39)	$1.45
Diluted	$(2.39)	$1.38

Weighted average number of shares outstanding - attributable to common stockholders
Basic	19,119,181	14,258,172
Diluted	19,119,181	14,922,881

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended December 31, 2024

			Additional				Non-	Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	$-	$-	$154,244	$28,403,464

Stock issued for cash	3,080,356	3,081	17,246,913	-	-	-	-	17,249,994

Cash paid as direct offering costs	-	-	(1,395,000)	-	-	-	-	(1,395,000)

Exercise of warrants - cash	1,860,308	1,861	8,797,396	-	-	-	-	8,799,257

Exercise of warrants - cashless	40,238	41	(41)	-	-	-	-	-

Stock issued for services	47,386	48	411,692	-	-	-	-	411,740

Recognition of stock based compensation - unvested shares - related parties	1,000,000	1,000	6,751,706	-	-	-	-	6,752,706

Recognition of stock-based compensation - related party	-	-	6,196	-	-	-	-	6,196

Recognition of stock-based compensation	-	-	1,602,997	-	-	-	-	1,602,997

Treasury shares repurchased (share buy-backs)	-	-	-	-	362,620	(631,967)	-	(631,967)

Non-controlling interest	-	-	-	-	-	-	(208,550)	(208,550)

Net loss	-	-	-	(45,729,224)	-	-	-	(45,729,224)

December 31, 2024	20,431,549	$20,435	$76,842,878	$(60,915,427)	362,620	$(631,967)	$(54,306)	$15,261,613

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2023

			Additional		Non-	Total
	Common Stock		Paid-in	Accumulated	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

December 31, 2022	14,116,832	$14,117	$40,780,707	$(35,804,106)	$127,535	$5,118,253

Stock issued for services	242,615	243	1,289,781	-	-	1,290,024

Recognition of stock based compensation - unvested shares - related parties	-	-	529,534	-	-	529,534

Recognition of stock based compensation - stock options	-	-	576,625	-	-	576,625

Recognition of stock based compensation - stock options - related party	-	-	37,176	-	-	37,176

Exercise of warrants for cash	43,814	44	207,196	-	-	207,240

Non-controlling interest	-	-	-	-	26,709	26,709

Net income	-	-	-	20,617,903	-	20,617,903

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	$154,244	$28,403,464

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023

Operating activities
Net income (loss) - including non-controlling interest	$(45,937,774)	$20,644,612
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Bad debt expense	-	90,009
Depreciation and amortization	942,450	935,039
Amortization of right-of-use assets	126,970	43,483
Amortization of internal use software development costs	222,830	129,060
Impairment loss - CenterCom	498,273	-
Impairment loss - internal use software development costs	316,594	-
Impairment loss - goodwill	866,782	-
Stock issued for services	411,740	1,290,024
Recognition of stock based compensation - unvested shares - related parties	6,752,706	529,534
Recognition of stock-based compensation	1,602,997	-
Recognition of share based compensation - options	-	576,625
Recognition of share based compensation - options - related party	6,196	37,176
Realized gain in sale of investments	(13,613)	-
Interest expense adjustment - SBA loans	19,750	-
Right-of-use asset lease payment adjustment true up	(267,347)	-
Gain on equity method investment - CenterCom	(33,864)	(110,203)
Cash paid for lease termination	(212,175)	-
Loss on lease termination - net	194,863	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	6,535,865	(395,718)
Inventory	7,265,229	2,139,648
Prepaids and other	(136,427)	(50,409)
Deferred income taxes - net	2,835,000	(2,835,000)
Increase (decrease) in
Accounts payable and accrued expenses	(2,509,925)	654,746
Accounts payable and accrued expenses - related party	(356,388)	(680,497)
Accrued income taxes payable	(570,000)	570,000
Installment sale liability - net	-	(13,018,184)
Deferred revenue	(20,000)	(223,110)
Operating lease liability	148,665	(39,490)
Net cash provided by (used in) operating activities	(21,310,603)	10,287,345

Investing activities
Purchase of property and equipment	(518,189)	-
Purchase of investments - net	(10,159,444)	-
Proceeds from sale of investments	10,173,057	-
Cash paid for acquisition of Clearline Mobile, Inc. assets	(2,500,000)	-
Capitalized internal use software development costs	-	(281,304)
Net cash used in investing activities	(3,004,576)	(281,304)

Financing activities
Proceeds from stock issued for cash	17,249,994	-
Proceeds from exercise of common stock warrants	8,799,257	207,240
Cash paid as direct offering costs	(1,395,000)	-
Repayments of loans - related party	(1,527,899)	(1,017,385)
Repayments on notes payable	-	(1,595,167)
Repayments on notes payable - SBA government	(10,877)	(14,323)
Treasury shares repurchased (share buy-backs)	(631,967)	-
Net cash provided (used in) by financing activities	22,483,508	(2,419,635)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,831,671)	7,586,406

Cash, cash equivalents and restricted cash - beginning of year	14,622,060	7,035,654

Cash, cash equivalents and restricted cash - end of year	$12,790,389	$14,622,060

Supplemental disclosure of cash flow information
Cash paid for interest	$470,208	$222,326
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Reclassification of accrued interest - related party to note payable - related party	$498,991	$-
Exercise of warrants - cashless	$41	$-
Termination of ROU operating lease assets and liabilities	$327,139
Right-of-use asset obtained in exchange for new operating lease liability	$664,288	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The Company and its subsidiaries are organized as follows:

Company Name (Active)	Incorporation Date	State of Incorporation	Segment
SurgePays, Inc.	August 18, 2006	Nevada	Corporate Parent
Surge Blockchain, LLC	January 29, 2009	Nevada	Other Corporate Overhead
ECS Prepaid, LLC	June 9, 2009	Missouri	Comprehensive Platform Services
LogicsIQ, Inc.	October 2, 2018	Nevada	Other Corporate Overhead
Torch Wireless	January 29, 2019	Wyoming	Mobile Virtual Network Operators
SurgePays Fintech, Inc.	August 22, 2019	Nevada	Comprehensive Platform Services
SurgePhone Wireless, LLC	August 29, 2019	Nevada	Mobile Virtual Network Operators
Injury Survey, LLC	July 28, 2020	Nevada	Other Corporate Overhead

All of the following entities have nominal operations.

Company Name (Inactive)	Incorporation Date	State of Incorporation
Electronic Check Services, Inc.	May 19, 1999	Missouri
Central States Legal Services, Inc.	August 1, 2003	Missouri
KSIX, LLC	September 14, 2011	Nevada
DigitizeIQ, LLC	July 23, 2014	Illinois
KSIX Media, Inc.	November 5, 2014	Nevada
Surge Payments, LLC	December 17, 2018	Nevada

See discussion below regarding the discontinuation of the Company’s lead generation segment.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Discontinued Operations – LogicsIQ Segment

Management’s Decision

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives.

In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company assessed whether the abandonment met the criteria for classification as a discontinued operation. ASU 2014-08 provides that a discontinued operation must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The Company determined that this threshold was not met for the following reasons:

●	Revenue and Asset Impact: The lead generation segment contributed 0% of total consolidated revenue and less than 1% of total assets, making it an immaterial component of the Company’s overall business. The exit does not result in a significant change to revenue streams, total assets, or capital allocation.
●	Lack of Operational Significance: The segment was not integral to the Company’s primary business strategy and had been operating with minimal investment in technology, personnel, and infrastructure.
●	No Industry or Geographic Exit: The Company is not exiting a major product line, customer segment, or geographical region. All other segments remain unaffected by this decision, and the Company continues to operate in its primary markets with no material shift in business focus.
●	Strategic Realignment Rather Than Transformation: The abandonment reflects a refinement of operational priorities rather than a fundamental transformation of the Company’s core business model. The Company continues to focus on its core service offerings, which contribute the majority of revenue and drive long-term growth.

Based on these factors, the Company has concluded that the abandonment does not constitute a strategic shift that has or will have a major effect on its financial results or operations. As a result, the segment will not be presented as a discontinued operation in the financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Segment Reporting (ASC 280) Considerations

Under ASC 280, Segment Reporting, the lead generation segment was historically identified as a reportable segment, as the CODM regularly reviewed its financial performance separately from other segments. However, given its diminished financial impact and lack of long-term strategic significance, the Company has concluded that the segment no longer meets the quantitative or qualitative thresholds for separate segment reporting under ASC 280-10-50-1. Accordingly, financial data previously presented under the Lead Generation segment will be reclassified to “Other” in the segment disclosure included in Note 10 to the consolidated financial statements.

In line with the amendments introduced by ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, (adopted January 1, 2024), the Company has evaluated the impact of this change on its segment disclosures. The key considerations are as follows:

●	Significant Expense Disclosures: The Company has identified that the lead generation segment did not have any significant expenses that were regularly provided to the CODM and included in the reported measure of segment profit or loss. Therefore, no additional disclosures are required under the new guidance.
●	Other Segment Items: As the lead generation segment is being reclassified to “Other,” for its segment disclosure, the Company will disclose the composition of this category, including the nature and type of activities aggregated therein, as required by the updated standard.
●	Interim Reporting: The Company will ensure that all annual disclosures about reportable segments’ profit or loss and assets, as mandated by ASC 280 and the amendments from ASU 2023-07, are also provided in interim periods going forward.

Accounting and Financial Statement Impact

Since the lead generation segment is being abandoned rather than sold, it does not qualify as held for sale under ASC 360-10-45-9. The Company does not expect to recognize any material exit costs, impairment losses, or restructuring charges related to this decision. Any remaining assets and liabilities associated with the segment will be derecognized as appropriate in accordance with applicable accounting standards.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Future Business Operations

The lead generation segment did not have any workforce, customers, or existing contracts, and its abandonment will not result in any employee layoffs, customer transitions, or contract terminations. This decision reflects management’s focus on core business areas that offer higher growth potential and operational efficiency.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”).

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company had:

●	Net loss available to common stockholders of $45,729,224; and
●	Net cash used in operations was $21,310,603

Additionally, at December 31, 2024, the Company had:

●	Accumulated deficit of $60,915,427
●	Stockholders’ equity of $15,261,613; and
●	Working capital of $11,810,847

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has unrestricted cash on hand of $11,790,389 at December 31, 2024.

The Company has historically incurred significant losses and has not, prior to 2023, demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. The Company again generated a net loss in 2024.

There can be no assurance that profitable operations will be achieved and could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending December 31, 2025, and our current capital structure including equity-based instruments and our obligations and debts.

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program ceased funding on June 1, 2024. See discussion below regarding revenue recognition.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

The Company believes it has sufficient cash resources on hand to meet its current obligations for a period that is more than one year from the issuance date of these financial statements.

Management’s strategic plans include the following:

●	Enhance market visibility and customer reach for SurgePays’ direct mobile virtual network operator (MVNO), linkup Mobile,
●	Diversify Lifeline revenue streams by expanding into California and other states,
●	Sustain platform growth to bolster baseline revenue, and
●	Investigate specialized marketing strategies and customer engagement initiatives through our Clearline product offering.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Acquisition of ClearLine Mobile, Inc assets

On January 5, 2024, the Company closed a purchase agreement and acquired ClearLine Mobile, Inc’s. (“CLMI”) assets related software development in exchange for $2,500,000.

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

Payments were paid as follows:

-	$100,000 at signing,
-	$800,000 at closing,
-	$800,000 90 days from closing (April 2024)
-	$800,000 180 days from closing (July 2024)

In connection with this business combination, the Company assumed a right-of-use operating lease and corresponding lease liability of $98,638 with a period of two (2) years remaining.

Additionally, the acquired technology/software having a net carrying amount of $0. As a result, the Company determined that it has acquired both tangible and intangible assets.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

At December 31, 2024 and 2023 goodwill was $3,300,000 and $1,666,782, respectively.

At December 31, 2024, the Company determined that its subsidiary LogicsIQ would be considered a discontinued operation (See Note 1). Prior to this determination, the Company recorded a goodwill impairment loss of $866,782. There were no impairment losses recorded for the for the year ended December 31, 2023.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Payments were scheduled as follows:

For the Year Ended December 31,			In Default
2025	186,525	**	$141,759
	186,525
Less: amount representing interest	(9,674)
Total	$176,851

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due.

**	At December 31, 2024, a total of $141,759 in payments were in default, which consisted of payments due totaling $52,227 related to the year ended December 31, 2023 and an additional $89,532 of payments which were due as of December 31, 2024.

As of December 31, 2024, the Company believes the note is collectible. See Note 8 for Contingencies – Legal Matters for additional discussion.

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

The Mobile Virtual Network Operator (SurgePhone and Torch Wireless) business segment made up approximately 70% and 85% of total consolidated revenues for the years ended December 31, 2024 and 2023, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 97% and 98% of accounts receivable at December 31, 2024 and December 31, 2023, respectively.

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

Significant estimates during the years ended December 31, 2024 and 2023, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment and intangible assets, capitalized internal-use software development costs, related impairment assessments of long lived assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program ceased funding on June 1, 2024. See discussion below regarding revenue recognition.

At December 31, 2024, the Company discontinued its lead generation services segment.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements, which provides a framework for measuring fair value and requires related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines fair value based on its principal market or, if unavailable, the most advantageous market for the specific asset or liability.

To classify and disclose assets and liabilities measured at fair value, the Company utilizes a three-tier fair value hierarchy, which prioritizes observable inputs over unobservable ones:

●	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – Inputs other than quoted prices in active markets that are observable, either directly or indirectly, for similar assets or liabilities.
●	Level 3 – Unobservable inputs with minimal or no market data, requiring the Company to develop its own assumptions.

Determining fair value and assigning a measurement within the hierarchy involves judgment. Level 3 valuations, in particular, require greater judgment and complexity, as they may involve various valuation methods—such as cost, market, or income approaches—applied to management estimates and assumptions. These assumptions can include price estimates, earnings projections, market factors, or the weighting of different valuation methods. The Company may also engage external advisors to assist in fair value determinations when appropriate. While management believes recorded fair values are reasonable, they may not reflect future fair values or net realizable values.

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable, and accrued expenses (including related-party amounts), are recorded at historical cost. As of December 31, 2024, and December 31, 2023, the carrying values of these instruments approximate their fair values due to their short-term nature.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Additionally, ASC 825-10, Financial Instruments, allows entities to elect the fair value option, enabling financial assets and liabilities to be measured at fair value on an instrument-by-instrument basis. This election is irrevocable unless a new election date occurs, and any unrealized gains or losses would be recognized in earnings at each reporting date. The Company has not elected to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents, Restricted Cash and Concentration of Credit Risk

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

At December 31, 2024 and December 31, 2023, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Additionally, at December 31, 2024, the Company had $1,000,000 held in escrow, that was restricted in connection with a potential acquisition. The restriction lapsed in January 2025, and the $1,000,000 was returned to the Company’s operating cash account.

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

At December 31, 2024 and 2023, the Company has classified all of its marketable securities as trading, based upon our intent to sell them in the near term. Our securities consist of U.S. Treasury and government exchange traded funds.

At December 31, 2024 and 2023, the Company’s marketable securities were $0, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Marketable securities were as follows at December 31, 2024 and 2023, respectively.

U.S. Treasury & Government
Exchange Traded Funds
Fixed Income
Balance - December 31, 2023	$-
Purchases	10,000,000
Sales	(10,173,057)
Realized gains	13,613
Dividends, interest, and other income	169,306
Fees/adjustments	(9,862)
Balance - December 31, 2024	$-

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

For the years ended December 31, 2024 and 2023, respectively, the Company did not record any impairment losses related to its marketable securities.

See Note 7 for additional disclosure of our marketable securities at fair value.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

Allowance for doubtful accounts was $0 and $17,525 at December 31, 2024 and 2023, respectively.

There was bad debt expense (recovery) of $0 for the years ended December 31, 2024 and 2023, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of tablets, cell phones and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

During the year ended December 31, 2024, and in connection with the cessation of the ACP Program on June 1, 2024, the Company wrote off inventory totaling $6,382,471. This amount has been included as a component of cost of revenues in the accompanying consolidated statements of operations.

At December 31, 2024 and 2023, the Company had inventory of $1,781,365 and $9,046,594, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

There were various impairment losses recorded during the year ended December 31, 2024, see below.

There were no impairment losses recorded for the year ended December 31, 2023.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

We also evaluate internal use software for abandonment and use that as a significant indicator for impairment on a quarterly basis.

At December 31, 2024, the Company determined that there was no future use for its capitalized internal use software development costs based upon its current and expected future operations. As a result, the Company recorded an impairment loss of $316,594.

For the year ended December 31, 2023, the Company did not record any impairment loss.

For the years ended December 31, 2024 and 2023, the Company expensed $1,095,033 and $0, respectively, related to our internal use software development costs.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Lead Generation Services

LogicsIQ, Inc. is a lead generation and case management solutions company primarily serving law firms in the mass tort industry. Revenues are earned from our lead generation retained services offerings and call center activities through CenterCom (40% investment ownership).

Lead generation consist of sourcing leads, which requires us to drive traffic to our landing pages for a specific marketing campaign. We also achieve this in certain marketing campaigns by using third-party preferred vendors to meet the needs of our clients. Revenues are recognized at the time the lead is delivered to the client. If payment is received in advance of the delivery of services, it is included in deferred revenue and subsequently recognized once the performance obligation has been completed.

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

The total revenue from these services for the years ended December 31, 2024 and 2023, was $0 and $1,545,397, respectively.

If payment is received in advance of the delivery of services, it is included in deferred revenue and subsequently recognized once the performance obligation has been completed. At the time of delivery of leads and the creation of retained cases (customers are qualified at this point), our performance obligation has been completed, and revenues are recognized. Arrangements with customers do not provide the customer with the right to take possession of our software or platform at any time. Once the advertising is delivered, it is non-refundable.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. See Note 1.

Additionally, the segment disclosure for this former segment is now combined as a part of other/corporate overhead.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

The Company has evaluated revenue recognition and disclosure in accordance with ASC 606-10-37A and has determined the Company is a principle in the agreements. As a result, we record all revenues at their gross amounts and the related costs are recorded as costs of revenues in the accompanying consolidated financial statements.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At December 31, 2024 and 2023, the Company had deferred revenue of $0 and $20,000, respectively.

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024		2023
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$43,450,244	71.37%	$118,577,920	86.46%
Comprehensive Platform Services	17,419,088	28.61%	11,341,183	8.27%
Other Corporate Overhead	11,841	0.02%	7,222,729	5.27%
Total Revenues	$60,881,173	100%	$137,141,832	100%

The above disaggregation of revenues includes the following entities:

Mobile Virtual Network Operators (SPW and TW),

Comprehensive Platform Services (Surge Fintech and ECS); and

Other Corporate Overhead (Surge Blockchain and formerly LogicsIQ and Injury Survey)

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. See Note 1. As a result, segment reporting/disaggregation of revenues for lead generation was no longer required and have now been included as a component of “other corporate overhead.” For the years ended December 31, 2024 and 2023, revenues from this discontinued operation were $0 and $7,184,283, respectively.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2024 and 2023, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the years ended December 31, 2024 and 2023, respectively.

For the year ended December 31, 2023, the Company generated net income, however, during the year ended December 31, 2024, the Company has reflected a net loss. As of December 31, 2024, the loss resulted in the Company being in a three-year cumulative historic loss position. As a result, the Company recorded a full valuation allowance on its deferred tax assets as of December 31, 2024, resulting in a tax expense of $2,870,000 for the period ended December 31, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which have been evaluated for applicability in offsetting current taxable net income. The Company has determined that the federal net operating loss carryforward is limited to 80% of the current year’s net taxable income. Since the Company entered a three-year cumulative loss commencing during the quarter ended June 30, 2024, and remained in a three-year cumulative loss at December 31, 2024, a full valuation allowance has been recorded against all net operating loss carryforwards.

At December 31, 2024 and 2023, the Company has accrued an income tax liability of $0 and $570,000, respectively. See Note 12.

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

The following is a summary of our investment at December 31, 2024 and December 31, 2023:

Balance - December 31, 2022	$354,206
Gain on investment in CenterCom	110,203
Balance - December 31, 2023	464,409
Gain on investment in CenterCom	33,864
Impairment loss - CenterCom	(498,273)
Balance - December 31, 2024	$-

During the years ended December 31, 2024 and 2023, we recognized a gain of $33,864 and $110,203, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

As of December 31, 2024, the Company assessed its investment in CenterCom and determined there was an impairment. Factors leading to this decision included a change in ownership and large reduction in human capital. As a result, CenterCom was materially impacted and could no longer continue its operations.

As a result, for the years ended December 31, 2024 and 2023, the Company has recorded an impairment loss of $498,273 and $0, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized marketing and advertising costs during the years ended December 31, 2024 and 2023, respectively, as follows:

Years Ended December 31,
2024	2023
$109,004	$152,851

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, as amended by ASU 2018-07 – Improvements to Nonemployee Share-Based Payment Accounting. Under the fair value-based method:

●	Compensation cost is measured at the grant date based on the fair value of the award.
●	The cost is recognized over the service period, typically the vesting period.
●	This guidance applies to transactions where equity instruments are exchanged for goods or services and also addresses liabilities settled in equity instruments.

For equity instruments granted to non-employees, the Company applies the fair value method, using the Black-Scholes option pricing model to measure the fair value of stock options.

The fair value of stock-based compensation is determined either:

●	At the grant date, or
●	At the measurement date, when performance obligations are fulfilled.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Assumptions Used in Fair Value Determination

When using the Black-Scholes model, the Company considers the following key assumptions, in accordance with ASU 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting:

●	Exercise price
●	Expected dividend yield
●	Expected stock price volatility
●	Risk-free interest rate
●	Expected life of the option

Stock Warrants

The Company may issue warrants to purchase shares of its common stock in connection with financing transactions (debt or equity), consulting agreements, and collaboration arrangements.

●	Classification: Warrants are classified as equity awards when they are standalone instruments that are neither puttable nor mandatorily redeemable, as per ASC 815-40 – Derivatives and Hedging: Contracts in Entity’s Own Equity.
●	Valuation: The fair value of compensatory warrants is determined using the Black-Scholes option pricing model at the measurement date.
●	Derivative Liabilities: If a warrant meets the definition of a derivative liability, fair value is determined using a binomial pricing model, in accordance with ASC 815-40.

Accounting Treatment

●	Warrants issued in conjunction with common stock are recorded at fair value as a reduction to additional paid-in capital of the issued stock, in accordance with ASC 718 and ASC 815.
●	Warrants issued for services are recorded at fair value and expensed either:
	○	Over the requisite service period, or
	○	Immediately at issuance if no service period is required.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45, Earnings Per Share, as amended by ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

●	Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period.
●	Diluted earnings per share includes the impact of potentially dilutive securities, calculated by dividing net income by the weighted average number of common shares outstanding, common stock equivalents, and other potentially dilutive securities during the period.

Potentially Dilutive Securities

Potentially dilutive common shares include:

●	Contingently issuable shares
●	Common stock issuable upon the exercise of stock options and warrants, calculated using the treasury stock method in accordance with ASC 260-10-55
●	Convertible debt instruments, if applicable

These securities may be dilutive in the future, but in periods where the Company reports a net loss, diluted loss per share is equal to basic loss per share because the inclusion of potential common stock equivalents would be anti-dilutive.

Outstanding Potentially Dilutive Equity Securities

The following potentially dilutive equity securities were outstanding as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Warrants	96,000	5,574,253
Stock options	2,220,684	116,174
Total common stock equivalents	2,316,684	5,690,427

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Sufficiency of Authorized Shares

As of December 31, 2024, the Company has 500,000,000 authorized shares of common stock, which is sufficient to accommodate any potential exercises of common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Numerator
Net income (loss) available to common stockholders	$(45,729,224)	$20,617,903

Denominator
Weighted average shares outstanding - basic	19,119,181	14,258,172
Effect of dilutive securities	-	664,709
Weighted average shares outstanding - diluted	19,119,181	14,922,881

Earnings (loss) per share - basic	$(2.39)	$1.45
Earnings (loss) per share - diluted	$(2.39)	$1.38

During the year ended December 31, 2024, the Company reacquired 362,620 shares of treasury stock for $631,967. These shares are excluded from the denominator in computing basic and diluted earnings (loss) per share, as these shares are not considered outstanding.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Related Parties

The Company identifies and discloses related party relationships and transactions in accordance with ASC 850, “Related Party Disclosures”, and follows guidance set forth by the SEC under Regulation S-X, Rule 4-08(k) regarding related party disclosures.

A party is considered related to the Company if it meets any of the following criteria:

●	Directly or indirectly controls, is controlled by, or is under common control with the Company.
●	Principal owners, including any entity or individual that holds a significant ownership interest in the Company.
●	Management and key personnel, including officers, directors, and executives.
●	Immediate family members of principal owners and key management personnel.
●	Entities with significant influence, where one party can exert control or influence over the management or operating policies of another party to the extent that one of the transacting parties may not be fully pursuing its own separate economic interests.

The Company follows the SEC’s Regulation S-K, Item 404(a), which requires the disclosure of related party transactions exceeding a materiality threshold and details on the nature of the relationship, transaction terms, and amounts involved.

During the years ended December 31, 2024 and 2023, respectively, the Company incurred expenses with a related party (annual rental agreement) in the normal course of business as follows:

Related Party	December 31, 2024	December 31, 2023
Carddawg Investments, Inc.	166,356	166,356	1
Total	$166,356	$166,356

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

From time to time, the Company may use credit cards to pay corporate expenses, these credit cards are in the names of certain of the Company’s officers and directors. These amounts are insignificant.

See Note 6 for debt transactions with our Chief Executive Officer.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) establishes changes to accounting principles through Accounting Standards Updates (ASUs), which amend the FASB Codification. The Company evaluates the applicability and impact of all newly issued ASUs on its consolidated financial position, results of operations, stockholders’ equity, and cash flows.

Management has assessed all recent accounting pronouncements issued through the date these financial statements were available for issuance. Except as described below, no newly issued but not yet effective accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

●	ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
	○	Issued: March 2022
	○	Effective Date: January 1, 2023
	○	Summary: ASU 2022-02 eliminates the troubled debt restructuring (TDR) accounting guidance under ASC 310, Receivables, and introduces additional disclosure requirements for gross write-offs by year of origination. The update also modifies the credit loss model under ASC 326, requiring enhanced disclosures related to loan refinancings and restructurings for borrowers experiencing financial difficulties.
	○	Company Impact: The Company adopted ASU 2022-02 on January 1, 2023, and the adoption did not have a material impact on the Company’s consolidated financial statements.

●	ASU 2023-01, Leases (Topic 842): Common Control Arrangements
	○	Issued: March 2023
	○	Effective Date: For fiscal years beginning after December 15, 2023
	○	Summary: This ASU clarifies leasehold improvements accounting for entities under common control and requires leasehold improvements to be amortized over the useful life of the improvements rather than the lease term.
	○	Expected Impact: The Company adopted ASU 2023-01 on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

●	ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
	○	Issued: November 2023
	○	Effective Date: For fiscal years beginning after December 15, 2023
	○	Summary: Enhances segment reporting disclosures, requiring more information about significant segment expenses.
	○	Expected Impact: The Company adopted ASU 2023-07 on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards (Not Yet Adopted)

●	ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
	○	Issued: December 2023
	○	Effective Date: For fiscal years beginning after December 15, 2024
	○	Summary: Expands disclosure requirements related to income taxes, including greater detail on income tax rate reconciliations and disaggregation of tax expense components.
	○	Expected Impact: The Company is currently assessing the impact but does not anticipate a material effect on its financial statements.

Other Recent Updates

Various other ASUs have been issued that primarily contain technical corrections or industry-specific guidance. These updates are not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	December 31, 2024	December 31, 2023	Lives (Years)

Computer equipment and software	$1,135,178	$1,006,286	3 - 5
Leasehold improvements	306,311	-	5
Furniture and fixtures	165,738	82,752	5 - 7
	1,607,227	1,089,038
Less: accumulated depreciation/amortization	(1,016,139)	(727,197)
Property and equipment - net	$591,088	$361,841

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $942,450 and $935,039, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	December 31, 2024	December 31, 2023	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(4,280,558)	(3,627,050)
Intangibles - net	$1,472,962	$2,126,470

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Amortization expense for the years ended December 31, 2024 and 2023 was as follows:

December 31, 2024	December 31, 2023
$653,508	$653,507

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:
2025	653,508
2026	653,508
2027	165,946
Total	$1,472,962

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

			Estimated Useful
Type	December 31, 2024	December 31, 2023	Life (Years)

Internal use software development costs	$668,484	$668,484	3
Less: accumulated amortization	(351,890)	(129,060)
Less: impairment loss	(316,594)	-
Internal Use Software Development Costs - net	$-	$539,424

Costs incurred for Internal Use Software Development Costs

Management has determined that all costs incurred in 2023 ($281,304) related to internal software development costs related to the application and infrastructure development stage were completed as of December 31, 2023. Amortization of these costs began in 2024.

Management determined that all costs incurred in 2022 ($387,180) related to internal use software development costs related to the application and infrastructure development stage which were completed as of December 31, 2022. Amortization of these costs began in 2023.

At December 31, 2024, the Company determined that there was no future use for its capitalized internal use software development costs based upon its current and expected future operations. As a result, the Company recorded an impairment loss of $316,594 and removed the gross amount of its capitalized costs totaling $668,484. See Note 1.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following is a summary of our capitalized internal use software development costs at December 31, 2024 and December 31, 2023:

Balance - December 31, 2022	$387,180
Capitalized costs	281,304
Balance - December 31, 2023	668,484
Impairment loss	(668,484)
Balance - December 31, 2024	$-

For the years ended December 31, 2024 and 2023, amortization of internal software development costs was $222,830 and $129,060, respectively.

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at December 31, 2024 and 2023, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2022	$145,922	$328,924	$474,846
Repayments	(3,928)	(10,395)	(14,323)
Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(3,532)	(7,345)	(10,877)
Balance - December 31, 2024	$143,949	$325,447	$469,396

Notes Payable – Related Parties

The following is a summary of the Company’s Notes Payable - Related Parties:

	1	1	2	Total
Balance - December 31, 2022	$-	$5,134,563	$467,385	$5,601,948
Repayments	-	(550,000)	(467,385)	(1,017,385)
Balance - December 31, 2023	-	4,584,563	-	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-	-
Reclassification of accrued interest payable into one single note	498,991	-	-	498,991
Repayments	(1,527,899)	-	-	(1,527,899)
Balance - December 31, 2024	$3,555,655	$-	$-	$3,555,655

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

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

2	Activity was with David May, who is a Board Member. The note of $467,385 and related accrued interest of $63,641 (aggregate $531,026) was repaid in 2023. The note bore interest at 10% and was unsecured.

The following is a detail of the Company’s Notes Payable - Related Parties:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2024	December 31, 2023
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	None	$3,555,655	$-
Note #2	December 31, 2022	December 31, 2023	10.00%	0.00%	None	-	4,584,563
						3,555,655	4,584,563
					Short Term	1,689,367	4,584,563
					Long Term	$1,866,288	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Notes Payable

	1	2	3
Terms	Notes Payable	Notes Payable	Note Payable	Total

Issuance dates of notes	April/May 2022	March 2022	2022
Maturity date	October/November 2022	March 2023	2025
Interest rate	19%	19%	1%
Default interest rate	26%	26%	0%
Collateral	Unsecured	Unsecured	Unsecured
Warrants issued as debt discount/issue costs	36,000	15,000	N/A

Balance - December 31, 2022	1,100,000	400,000	95,167	1,595,167
Repayments	(1,100,000)	(400,000)	(95,167)	(1,595,167)
Balance - December 31, 2023	$-	$-	$-	$-

1	- These notes were issued with 36,000, three (3) year warrants, which were previously reflected as debt issue costs and were amortized over the life of the debt. These notes were fully repaid in 2023.

2	- These notes were issued with 15,000, three (3) year warrants, which were previously reflected as debt issue costs and were amortized over the life of the debt. Additionally, in 2022, the Company issued an additional 12,000, three (3) year warrants, which were treated as interest expense in connection with extending the maturity date for notes totaling $400,000 to March 2023. In 2023, the Company repaid $400,000 in notes and related accrued interest of $36,204 (aggregate $436,204).

3	– This loan, originally a PPP loan, was refinanced in 2022 and was extended from October 2021 to March 2025. Monthly payments were $3,566 per month. In 2023, the remaining balance of the note was repaid in full.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Total

2025	1,689,367	11,043	1,700,410
2026	1,866,288	11,461	1,877,749
2027	-	11,902	11,902
2028	-	12,308	12,308
2029	-	12,820	12,820
Thereafter	-	409,862	409,862
Total	$3,555,655	$469,396	$4,025,051

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023, respectively.

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

DECEMBER 31, 2024 AND 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Lease Termination and Loss on Right-of-Use Asset

Effective August 31, 2024, the Company entered into an agreement to terminate two (2) of its operating leases prior to the expiration of the lease term. The early termination resulted in the derecognition of these Right-of-Use (ROU) assets and the corresponding lease liabilities associated with these leases.

In connection with the termination, the Company made a buyout payment of $212,175 to the lessor to settle all remaining lease obligations.

The carrying amounts of the lease liability and ROU asset as of the termination date were as follows:

●	Right-of-Use Asset (ROU) carrying amount: $309,826
●	Lease Liability: $327,138

As a result of the termination, the Company recognized a loss of $194,863 which is reported in the Company’s consolidated statements of operations under the line item “Other expenses” for the years ended December 31, 2024.

The loss was calculated as follows:

ROU Asset	309,826
Cash paid to execute lease termination	212,175
ROU Liability	(327,138)
Loss on lease termination	194,863

The termination of these leases resulted in the complete derecognition of these ROU assets and the corresponding lease liabilities. The Company does not expect any future obligations or payments related to these lease agreements following the settlement.

On October 1, 2024, the Company signed a lease for 2,293 square feet of office space in San Salvador. The lease term is 32 months, and expires May 2027, and the total monthly payment is $18,958, including base rent, estimated operating expenses and sales tax. This space houses our business process outsourcing teams, consisting of customer service, programming, call-center and operations personnel.

The lease is subject to a 3% annual increase. An initial Right of Use (“ROU”) asset of $565,650 will be recognized as a non-cash asset addition.

At December 31, 2024 and 2023, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Assets

Operating lease - right-of-use asset - non-current	$564,781	$387,869

Liabilities

Operating lease liability	$567,301	$399,413

Weighted-average remaining lease term (years)	2.29	6.50

Weighted-average discount rate	8%	5%

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

Operating lease costs

Amortization of right-of-use operating lease asset	$126,970	$43,483
Lease liability expense in connection with obligation repayment	25,639	20,804
Total operating lease costs	$152,609	$64,287

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$148,665	$39,490
Right-of-use asset obtained in exchange for new operating lease liability	$664,288	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2025	$281,956
2026	236,078
2027	100,563
Total undiscounted cash flows	618,597
Less: amount representing interest	51,296
Present value of operating lease liabilities	567,301
Less: current portion of operating lease liabilities	248,069
Long-term operating lease liabilities	$319,232

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary
a.	For the year ended December 31, 2023 - $475,000,
b.	For the year ended December 31, 2024 - $489,250; and
c.	For the year ended December 31, 2025 - $503,928
2.	Annual cash bonus
a.	For the year ended December 31, 2023 - $510,000,
b.	For the year ended December 31, 2024 – at least $510,000; and
c.	For the year ended December 31, 2025 - subject to Board approval
3.	Restricted Stock Awards
a.	Effective November 10, 2023, an award of 600,000 shares of common stock. The fair value of this grant was $3,114,000, based upon the quoted closing price of $5.19/share.
b.	The shares will vest as follows (see below for table on non-vested shares):
i.	400,000 shares ratably over the period July 2024 – December 2024 (66,667 shares per month over a six-month period); and
ii.	200,000 on December 31, 2025,
iii.	Shares shall immediately vest if any of the following occur, and the Chief Financial Officer is employed by the Company at the time of:
1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

4.	Other
a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

See Note 9 regarding the vesting provisions of these shares.

Chief Executive Officer

In December 2023, the Company finalized the terms of its employment agreement with its Chief Executive Officer as follows:

1.	Term – through December 31, 2028
2.	Base salary
a.	For the year ended December 31, 2023 - $750,000,
b.	For each year thereafter an increase of 3%
3.	Annual cash bonus
a.	For the year ended December 31, 2023, and all other years throughout the term of the employment agreement - $870,000.
4.	Restricted Stock Awards
a.	Effective March 1, 2024, future stock awards totaling 2,500,000 shares of common stock.
b.	The shares will be issued and vest as follows:
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

DECEMBER 31, 2024 AND 2023

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Contingencies – Legal Matters

In the normal course of business, the Company may be subject to litigation, claims, and legal proceedings. The Company evaluates legal contingencies in accordance with FASB ASC 450-20-50, “Contingencies”, which requires recognition of a liability if an unfavorable outcome is both probable and can be reasonably estimated.

When a legal matter arises, the Company:

●	Assesses the merits of the case, including available defences.
●	Evaluates its potential exposure and possible legal or settlement strategies.
●	Determines the likelihood of an unfavorable outcome based on available information.
●	Establishes an accrual if a loss is both probable and reasonably estimable.

As of December 31, 2024, based on management’s review and consultation with legal counsel, the Company is not aware of any contingent liabilities that require accrual or disclosure in the consolidated financial statements.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections responded by filing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. Surge Pays elected to dismiss its complaint without prejudice, and is in the process of re-filing the matter in the District Court of Oklahoma County, Oklahoma.

Mike Fina Litigation

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays. SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss, which was granted by the Court. All claims against all parties have been adjudicated by the Court. SurgePays filed a Motion for New Trial, which is set on February 20, 2025. It is SurgePays’ intent to appeal the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and Misty Garrett if its Motion for New Trial is not granted by the Court. At this stage, no attempts at settlement have been made.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc.

Consumer Attorney Marketing Group, LLC v. LogicsIQ, Inc. and SurgePays, Inc. On February 13, 2024, in the Superior Court of California, Los Angeles County, Case No. 24 ST CV 03653, Consumer Attorney Marketing Group, LLC (“CAMG”) filed a complaint naming SurgePays, Inc. (the “Company”) a defendant and alleging claims for breach of contract, declaratory judgment and express and implied indemnity. The complaint demands that defendants indemnify CAMG for any damages or losses that CAMG may incur in the case Robert Aliotta, et al. v. SurgePays, Inc. d/b/a SurgeLogics, Case No. 23 C 00042, pending in the U.S. District Court for the Northern District of Illinois. CAMG’s claims against the Company are solely based upon theories of participatory and vicarious liability. A Confidential Settlement Agreement and Release of Claims has been entered into in April 2024 and a Dismissal Order has been entered by the Court.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 9 – Stockholders’ Equity

At December 31, 2024, the Company had three (3) classes of stock:

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

DECEMBER 31, 2024 AND 2023

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

Effective January 1, 2025, in accordance with the Plan, we increased the available amount of shares by 10% of the common stock outstanding on December 31, 2024, approximating an additional 2,007,000 shares of common stock. After this increase, total shares authorized and available to be issued under the Plan approximated 6,907,000 shares.

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At December 31, 2024, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Equity Transactions for the Years Ended December 31, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Treasury Stock

Effective July 2024, the Company implemented a share repurchase program. Under the terms of this program, the Company undertook the following:

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

The Company reacquired 362,620 shares of treasury stock for $631,967, at an average price of $1.74/share.

Effective October 2024, the Company ceased its share repurchase program.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

For the years ended December 31, 2024 and 2023, the Company recognized stock compensation expense of $2,148,681 and $0, respectively, related to vesting.

Board Directors

2024 Grant

In 2024, the Company granted an aggregate 44,640 shares of common stock to various members of the Board of Directors, having a fair value of $149,990 ($3.36/share), based upon the quoted closing trading price.

The shares will vest at the earlier to occur:

-	Board Member no longer serves in that capacity for any reason, except for reasons related to cause,
-	Occurrence of a change in control; and
-	4th anniversary of the effective date (2028)

2023 Grant

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

For the years ended December 31, 2024 and 2023, the Company recognized stock compensation expense of $132,025 and $0, respectively, related to vesting.

Chief Executive Officer

In 2024, the Company granted common stock to its Chief Executive Officer (500,000 shares – see Note 8), having a fair value of $3,800,000 ($7.60/share), based upon the quoted closing trading price.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The shares will vest as noted above (see Note 8). The Company records stock compensation expense ratably over these vesting periods. All shares are expected to vest in accordance with the terms of the agreement.

For the years ended December 31, 2024 and 2023, the Company recognized stock compensation expense of $3,800,000 and $0, respectively, related to vesting.

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

For the years ended December 31, 2024 and 2023, the Company recognized stock compensation expense of $672,000 and $0, respectively, related to vesting.

For the years ended December 31, 2024 and 2023, the Company recognized total stock compensation expense of $6,752,706 and $0 related to vesting.

The following is a summary of the Company’s non-vested shares at December 31, 2024 and 2023.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2022	-	$-
Granted	695,000	5.24
Vested	-	-
Cancelled/Forfeited	-	-
Balance - December 31, 2023	695,000	$5.24
Granted	644,640	$7.60
Vested	(1,000,000)	6.55
Cancelled/Forfeited	-	-
Balance - December 31, 2024	339,640	$5.30

Unrecognized Compensation	$973,253

Weighted average period (years)	3.72

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at December 31, 2024 and December 31, 2023, respectively.

				Director of
	CEO	CFO	Directors	Human Resources/Legal	Total
Balance - December 31, 2022	-	-	-	-	-
Granted	-	600,000	95,000	-	695,000
Vested	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Balance - December 31, 2023	-	600,000	95,000	-	695,000
Granted	500,000	-	44,640	100,000	644,640
Vested	(500,000)	(400,000)	-	(100,000)	(1,000,000)
Cancelled/Forfeited	-	-	-	-	-
Balance - December 31, 2024	-	200,000	139,640	-	339,640

Unrecognized Compensation	$-	$479,077	$494,176	$-	$973,253

Weighted average period (years)	-	1.00	2.72	-	3.72

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Stock Options

Stock option transactions for the years ended December 31, 2024 and 2023 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2022	17,004	$16.00	4.16	$-
Vested and Exercisable - December 31, 2022	6,801	$16.00	4.16	$-
Unvested and non-exercisable - December 31, 2022	10,203	$16.00	4.16	$-
Granted	104,272	$6.45			$5.53
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	1,054,603	$1.78
Exercised	-	$-
Cancelled/Forfeited	(9,798)	$6.45
Outstanding - December 31, 2024	2,220,684	$2.09	6.92	$-
Vested and Exercisable - December 31, 2024	2,220,684	$2.09	6.92	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-

Years Ended December 31, 2024

Stock Options - Related Party – Chief Financial Officer

The remaining 5,101 stock options vested, and the related expense was $6,196.

Stock Options – Chief Executive Officer, Chief Financial Officer and Employees

The Company granted an aggregate of 1,054,603, fully vested, seven (7) year stock options to the Company’s Chief Executive Officer (248,424), Chief Financial Officer (157,335) and various employees (648,844) for services rendered, having a fair value of $1,602,997. Of the total expense recognized, $616,754 related to the officers, and $986,243 related to the employees. These options have an exercise price of $1.78 per share.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The fair value of these stock options was determined using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	104%
Expected dividends	0%
Risk free interest rate	4.48%

Stock-based compensation expense for the years ended December 31, 2024 and 2023 was as follows:

Year Ended December 31,
2024	2023
$1,609,193	$613,801

Year Ended December 31, 2023

Stock Options - Related Party – Chief Financial Officer

5,101 stock options vested, and the related expense was $37,196.

Stock Options - Employees

The Company granted 104,272, fully vested, seven (7) year stock options to various employees for services rendered, having a fair value of $576,625. These options have an exercise price of $6.45 per share.

The fair value of these stock options was determined using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	106%
Expected dividends	0%
Risk free interest rate	3.88%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrants

Warrant activity for the years ended December 31, 2024 and 2023 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Vested and Exercisable - December 31, 2022	5,681,392	$5.05	1.85	$10,026,387
Unvested - December 31, 2022	-	$-	0.00	$-
Granted	-	$-
Exercised	(43,814)	$4.73
Cancelled/Forfeited	(63,325)	$26.39
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(3,524,945)	$4.86
Outstanding - December 31, 2024	96,000	$4.73	0.37	$-
Vested and Exercisable - December 31, 2024	96,000	$4.73	0.37	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Segment information for the Company’s operations for the years ended December 31, 2024 and 2023, is as follows:

	For the Years Ended December 31,
	2024	2023

Revenues
Mobile Virtual Network Operators	$43,450,244	$118,577,920
Comprehensive Platform Services	17,419,088	11,341,183
Other Corporate Overhead	11,841	7,222,729
Total	$60,881,173	$137,141,832

Cost of revenues
Mobile Virtual Network Operators	$58,410,842	$83,918,968
Comprehensive Platform Services	16,779,312	11,281,722
Other Corporate Overhead	15,218	6,298,651
Total	$75,205,372	$101,499,341

Operating expenses
Mobile Virtual Network Operators	$1,204,818	$427,493
Comprehensive Platform Services	3,132,457	1,799,469
Other Corporate Overhead	23,120,877	14,550,145
Total	$27,458,152	$16,777,107

Income (loss) from operations
Mobile Virtual Network Operators	$(16,165,416)	$34,231,459
Comprehensive Platform Services	(2,492,681)	(1,740,008)
Other Corporate Overhead	(23,124,254)	(13,626,067)
Total	$(41,782,351)	$18,865,384

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Segment information for the Company’s assets and liabilities at December 31, 2024 and December 31, 2023, are as follows:

	December 31, 2024	December 31, 2023

Total Assets
Mobile Virtual Network Operators	$8,472,349	$32,502,760
Comprehensive Platform Services	4,884,817	2,584,245
Other Corporate Overhead	10,618,839	6,838,302
Total	$23,976,005	$41,925,307

Total Liabilities
Mobile Virtual Network Operators	$1,505,400	$2,426,964
Comprehensive Platform Services	103,612	155,295
Other Corporate Overhead	7,105,380	10,040,099
Total	$8,714,392	$13,521,843

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

DECEMBER 31, 2024 AND 2023

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

DECEMBER 31, 2024 AND 2023

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

The liability was repaid in full in 2023 and the agreement was cancelled.

Note 12 – Income Taxes

Provision (benefit) for Income Taxes and Effective Income Tax Rate

	December 31, 2024	December 31, 2023
Federal
Current	$-	$570,000
Deferred	2,835,000	(2,835,000)
Total provision (benefit)	$2,835,000	$(2,265,000)

State
Current	$35,000	$-
Deferred	-	-
Total provision (benefit)	$35,000	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the years ended December 31, 2024 and 2023, respectively, is approximately as follows:

	December 31, 2024	December 31, 2023
Federal income tax expense (benefit) - 19.64%	$(9,044,000)	$3,848,000
State income tax expense (benefit) - 6.5% - net of federal effect	(1,489,000)	923,000
Non-deductible items	1,392,000	174,000
Other	163,000	-
Subtotal	(8,978,000)	4,945,000
Change in valuation allowance	11,848,000	(7,210,000)
Income tax expense (benefit)	$2,870,000	$(2,265,000)

Effective tax rate	-6.7%	-12.4%

Deferred Tax Assets and Liabilities

As of December 31, 2024 and 2023, respectively, the significant components of deferred tax assets and liabilities are approximately as follows:

	December 31, 2024	December 31, 2023
Deferred Tax Assets
Reserve for uncollectible accounts	$-	$5,000
Investment - Centercom	45,000	-
Stock based compensation	204,000	-
Lease liabilities	144,000	-
Intangible assets	37,000	-
Goodwill	15,000	-
Net operating loss carryforwards	12,425,000	3,844,000
Total deferred tax assets	12,870,000	3,849,000
Less: valuation allowance	(12,638,000)	(790,000)
Net deferred tax assets	232,000	3,059,000

Deferred Tax Liabilities
Depreciation	89,000	224,000
Right-of-use assets	143,000	-
Net deferred tax liabilities	232,000	224,000

Deferred income taxes - net	$-	$2,835,000

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of December 31, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $49,000,000 and $44,000,000, respectively. The federal net operating losses carry forward indefinitely and accordingly have been reserved. The state net operating losses will expire between the years ending December 31, 2036 and 2038. The state net operating losses have been fully reserved as management does not believe that it is probable that the losses will be utilized before their expiration.

During the years ended December 31, 2024, the valuation allowance increased by approximately $11,848,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. As of December 31, 2024, all federal NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

The Company files corporate income tax returns in the United States and several state jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2024 and 2023, respectively, there are no unrecognized tax benefits, and there were no accruals for interest related to unrecognized tax benefits or tax penalties.

