Form 10-Q
period 2025-03-31
SurgePays, Inc.
filed 2025-05-13
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2025 was 20,411,549 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$5,397,770	$11,790,389
Restricted cash - held in escrow	-	1,000,000
Accounts receivable - net	2,486,889	3,000,209
Inventory	1,781,365	1,781,365
Prepaids and other	184,596	298,360
Total Current Assets	9,850,620	17,870,323

Property and equipment - net	523,556	591,088

Other Assets
Note receivable	176,851	176,851
Intangibles - net	1,309,510	1,472,962
Goodwill	3,300,000	3,300,000
Operating lease - right of use asset - net	503,502	564,781
Total Other Assets	5,289,863	5,514,594

Total Assets	$15,664,039	$23,976,005

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$3,760,820	$3,929,195
Accounts payable and accrued expenses - related party	-	192,845
Operating lease liability	248,069	248,069
Note payable - related party	1,731,366	1,689,367
Total Current Liabilities	5,740,255	6,059,476

Long Term Liabilities
Note payable - related party	1,416,513	1,866,288
Notes payable - SBA government	466,627	469,396
Operating lease liability	259,205	319,232
Total Long Term Liabilities	2,142,345	2,654,916

Total Liabilities	7,882,600	8,714,392

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 20,431,549 shares issued and 20,068,929 shares outstanding, respectively, at March 31, 2025 and December 31, 2024	20,435	20,435
Additional paid-in capital	76,997,997	76,842,878
Treasury stock - at cost (362,620 and 0 shares, respectively)	(631,967)	(631,967)
Accumulated deficit	(68,550,511)	(60,915,427)
Stockholders’ equity	7,835,954	15,315,919
Non-controlling interest	(54,515)	(54,306)
Total Stockholders’ Equity	7,781,439	15,261,613

Total Liabilities and Stockholders’ Equity	$15,664,039	$23,976,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues	$10,577,429	$31,429,135

Costs and expenses
Cost of revenues	13,519,775	23,246,468
General and administrative expenses	4,637,556	6,430,806
Total costs and expenses	18,157,331	29,677,274

Income (loss) from operations	(7,579,902)	1,751,861

Other income (expense)
Interest expense	(119,434)	(132,583)
Interest income	56,903	-
Other income	7,140	-
Gain on investment in CenterCom	-	16,153
Total other income (expense) - net	(55,391)	(116,430)

Net income (loss) before provision for income taxes	(7,635,293)	1,635,431

Provision for income tax (expense)	-	(423,000)

Net income (loss) including non-controlling interest	(7,635,293)	1,212,431

Non-controlling interest	(209)	(12,164)

Net income (loss) available to common stockholders	$(7,635,084)	$1,224,595

Earnings per share - attributable to common stockholders
Basic	$(0.38)	$0.07
Diluted	$(0.38)	$0.07

Weighted average number of shares outstanding - attributable to common stockholders
Basic	20,068,929	17,693,283
Diluted	20,068,929	18,678,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025

(Unaudited)

			Additional					Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2024	20,431,549	$20,435	$76,842,878	$(60,915,427)	362,620	$(631,967)	$(54,306)	$15,261,613

Recognition of stock based compensation - unvested shares - related parties	-	-	155,119	-	-	-	-	155,119

Non-controlling interest	-	-	-	-	-	-	(209)	(209)

Net loss	-	-	-	(7,635,084)	-	-	-	(7,635,084)

March 31, 2025	20,431,549	$20,435	$76,997,997	$(68,550,511)	362,620	$(631,967)	$(54,515)	$7,781,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025

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

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating activities
Net income (loss) - including non-controlling interest	$(7,635,293)	$1,212,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
Depreciation and amortization	249,574	233,760
Amortization of right-of-use assets	61,279	23,363
Amortization of internal use software development costs	-	55,707
Stock issued for services	-	411,740
Recognition of stock based compensation - unvested shares - related parties	155,119	1,497,417
Recognition of share based compensation - options - related party	-	6,196
Interest expense adjustment - SBA loans	-	19,750
Right-of-use asset lease payment adjustment true up	-	(46,338)
Gain on equity method investment - CenterCom	-	(16,153)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	513,320	1,264,196
Inventory	-	1,702,855
Prepaids and other	113,764	(337,975)
Deferred income taxes - net	-	293,000
Increase (decrease) in
Accounts payable and accrued expenses	(168,375)	(2,433,059)
Accounts payable and accrued expenses - related party	(192,845)	15,156
Accrued income taxes payable	-	130,000
Deferred revenue	-	(20,000)
Operating lease liability	(60,027)	28,012
Net cash provided by (used in) operating activities	(6,963,484)	4,040,058

Investing activities
Purchase of leasehold improvements	(18,590)	-
Net cash used in investing activities	(18,590)	-

Financing activities
Proceeds from stock issued for cash	-	17,249,994
Proceeds from exercise of common stock warrants	-	8,799,257
Cash paid as direct offering costs	-	(1,395,000)
Repayments of loans - related party	(407,776)	(368,421)
Repayments on notes payable - SBA government	(2,769)	(2,870)
Net cash provided (used in) by financing activities	(410,545)	24,282,960

Net increase (decrease) in cash, cash equivalents and restricted cash	(7,392,619)	28,323,018

Cash, cash equivalents and restricted cash - beginning of period	12,790,389	14,622,060

Cash, cash equivalents and restricted cash - end of period	$5,397,770	$42,945,078

Supplemental disclosure of cash flow information
Cash paid for interest	$90,860	$129,003
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Reclassification of accrued interest - related party to note payable - related party	$-	$498,991
Exercise of warrants - cashless	$-	$41
Goodwill (ClearLine Mobile, Inc.)	$-	$2,500,000
Right-of-use asset obtained in exchange for new operating lease liability	$-	$98,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

SurgePays, Inc. (“SurgePays,” “SP,” “we,” “our” or “the Company”), and its operating subsidiaries, is a financial technology and telecom company focused on providing these essential services to the underbanked community.

The Company and its subsidiaries are organized as follows:

Company Name (Active)	Incorporation Date	State of Incorporation	Segment
SurgePays, Inc.	August 18, 2006	Nevada	Corporate Parent
ECS Prepaid, LLC	June 9, 2009	Missouri	Comprehensive Platform Services
Torch Wireless	January 29, 2019	Wyoming	Mobile Virtual Network Operators
SurgePays Fintech, Inc.	August 22, 2019	Nevada	Comprehensive Platform Services
SurgePhone Wireless, LLC	August 29, 2019	Nevada	Mobile Virtual Network Operators

All of the following entities have nominal operations.

Company Name (Inactive)	Incorporation Date	State of Incorporation
Electronic Check Services, Inc.	May 19, 1999	Missouri
Central States Legal Services, Inc.	August 1, 2003	Missouri
KSIX, LLC	September 14, 2011	Nevada
DigitizeIQ, LLC	July 23, 2014	Illinois
KSIX Media, Inc.	November 5, 2014	Nevada
Surge Payments, LLC	December 17, 2018	Nevada
LogicsIQ, Inc.	October 2, 2018	Nevada
Injury Survey, LLC	July 28, 2020	Nevada
Surge Blockchain, LLC	January 29, 2009	Nevada

See discussion below the discontinuation of the Company’s lead generation segment.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 and 2024, respectively, are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 25, 2025.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2025, the Company had:

●	Net loss available to common stockholders of $7,635,084; and
●	Net cash used in operations was $6,963,484

Additionally, at March 31, 2025, the Company had:

●	Accumulated deficit of $68,550,511
●	Stockholders’ equity of $7,781,439; and
●	Working capital of $4,110,365

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $5,397,770 at March 31, 2025.

The Company has historically incurred significant losses and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations.

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

The Company kicked of several initiatives in April of 2025. We have begun the launch of LinkUp Mobile SIM (subscriber identity module) cards into the national retail market. LinkUp Mobile has also launched its phone in a box program. Thousands of phones have already been purchased by convenience stores, which we believe is a positive sign for our future capabilities. Torch Wireless, supported by the Lifeline program, is now actively expanding its subscriber base in the state of California. This development is noteworthy for the growth of the Torch offering, as California provides an additional revenue incentive for its subscribers and has a large potential subscriber base. The wholesale MVNE (Mobile Virtual Network Enabler) leveraging technology and industry expertise has allowed us to expand services as a Mobile Network Enabler. Leveraging our direct carrier relationship, we offer billing, provisioning, SIM cards, and services to wireless companies lacking direct carrier access. Two such companies have already embraced this offering, and we anticipate more to join in the near future. We believe the MVNE solution will continue to uniquely position us for additional rapid growth into the subscriber activation channel by enabling other wireless companies who lack a direct carrier relationship. Clear-line has launched a comprehensive code management campaign, providing services to over 1,600 convenience stores. In addition to this new business venture, Shortcode, the ability to dynamic content and features into posts, pages and widgets, has been provisioned with all carriers in preparation for a national campaign scheduled to launch in July.

Management’s strategic plans include the following:

●	Enhance market visibility and customer reach for SurgePays’ direct mobile virtual network operator (“MVNO”), linkup Mobile,
●	Diversify Lifeline revenue streams by expanding into California and other states,
●	Sustain platform growth to bolster baseline revenue; and
●	Investigate specialized marketing strategies and customer engagement initiatives through our Clearline product offering.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

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

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

At March 31, 2025 and December 31, 2024 goodwill was $ $3,300,000, respectively.

At December 31, 2024, the Company determined that its subsidiary LogicsIQ would be considered a discontinued operation (See Note 1). Prior to this determination, and during the year ended December 31, 2024, the Company recorded a goodwill impairment loss of $866,782.

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

Payments were scheduled as follows:

For the Year Ended December 31,			In Default
2025	186,525	**	$164,142
	186,525
Less: amount representing interest	(9,674)
Total	$176,851

On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due.

As of March 31, 2025, the Company believes the note is collectible. See Note 8 for Contingencies – Legal Matters for additional discussion.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Mobile Virtual Network Operator (SurgePhone and Torch Wireless) business segment made up approximately 22% and 92% of total consolidated revenues for the three months ended March 31, 2025 and 2024, respectively.

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 86% and 97% of accounts receivable at March 31, 2025 and December 31, 2024, respectively.

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

Significant estimates during the three months ended March 31, 2025 and 2024, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment and intangible assets, capitalized internal-use software development costs, related impairment assessments of long lived assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable, and accrued expenses (including related-party amounts), are recorded at historical cost. As of March 31, 2025, and December 31, 2024, the carrying values of these instruments approximate their fair values due to their short-term nature.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025 and December 31, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Additionally, at March 31, 2025 and December 31, 2024, the Company had $0 and $1,000,000, respectively, held in escrow, that was restricted in connection with a potential acquisition. The restriction lapsed in January 2025, and the $1,000,000 was returned to the Company’s operating cash account.

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

At December 31, 2024, the Company classified all of its marketable securities as trading, based upon our intent to sell them in the near term. Our securities consist of U.S. Treasury and government exchange traded funds.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

At December 31, 2024, the Company’s marketable securities were $0.

Marketable securities were as follows at December 31, 2024:

U.S. Treasury & Government
Exchange Traded Funds
Fixed Income
Balance - December 31, 2023	$-
Purchases	10,000,000
Sales	(10,173,057)
Realized gains	13,613
Dividends, interest and other income	169,306
Fees/adjustments	(9,862)
Balance - December 31, 2024	$-

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

MARCH 31, 2025

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

Allowance for doubtful accounts was $0 at March 31, 2025 and December 31, 2024, respectively.

There was bad debt expense (recovery) of $0 for the three months ended March 31, 2025 and 2024, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of cell phones, store racking, and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

During the year ended December 31, 2024, and in connection with the cessation of the ACP Program on June 1, 2024, the Company wrote off inventory totaling $6,382,471.

At March 31, 2025 and December 31, 2024, the Company had inventory of $1,781,365, respectively.

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

MARCH 31, 2025

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three months ended March 31, 2025 and 2024, respectively.

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

There were no impairment losses for the three months ended March 31, 2025 and 2024, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

For the three months ended March 31 2024 and March 31, 2025, the Company did not record any impairment loss.

For the three months ended March 31, 2024, the Company expensed $55,707 related to our internal use software development costs. For the three months ended March 31, 2025, the Company expensed $0 related to our internal use software development costs, as software was previously impaired in 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Mobile Virtual Network Operators

Torch Wireless is licensed to provide subsidized mobile broadband services through the Lifeline program to qualifying low-income customers. Revenues are recognized when a Lifeline application is completed and accepted. Each month we reconcile subscriber usage to ensure the service was utilized. A monthly file is submitted to the Universal Service Administrative Company for review and approval, at which time we have completed our performance obligation and recognize accounts receivable and revenue. Revenues are recorded in the month when services were rendered, with payment typically received on the 28th of the following month.

Lead Generation Services

LogicsIQ, Inc. was a lead generation and case management solutions company primarily serving law firms in the mass tort industry. Revenues were earned from our lead generation retained services offerings and call center activities.

Effective January 1, 2024, the Company no longer provided these services.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. See Note 1.

Additionally, the segment disclosure for this former segment is now combined as a part of other corporate overhead.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company has evaluated revenue recognition and related disclosures in accordance with ASC 606-10-37A and has determined the Company is a principal in these arrangements. As a result, we record all revenues at their gross amounts and the related costs are recorded as costs of revenues in the accompanying consolidated financial statements.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At March 31, 2025 and December 31, 2024, the Company had deferred revenue of $0, respectively.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025		2024

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$2,285,823	21.61%	$28,892,590	91.93%
Comprehensive Platform Services	8,291,606	78.39%	2,530,589	8.05%
Other Corporate Overhead	-	0.00%	5,956	0.02%
Total Revenues	$10,577,429	100.00%	$31,429,135	100.00%

The above disaggregation of revenues includes the following entities:

Mobile Virtual Network Operators (SPW and TW),

Comprehensive Platform Services (Surge Fintech and ECS); and

Other Corporate Overhead (Surge Blockchain and formerly LogicsIQ and Injury Survey)

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. See Note 1. As a result, segment reporting/disaggregation of revenues for lead generation was no longer required and have now been included as a component of “other corporate overhead”. For the three months ended March 31, 2025 and 2024, revenues from this discontinued operation were $0, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the loss resulted in the Company being in a three-year cumulative historic loss position. As a result, the Company recorded a full valuation allowance on its deferred tax assets as of March 31, 2025 and December 31, 2024.

The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which have been evaluated for applicability in offsetting current taxable net income. The Company has determined that the federal net operating loss carryforward is limited to 80% of the current year’s net taxable income. Since the Company entered a three-year cumulative loss during the three months ended March 31, 2025, a full valuation allowance has been recorded against all net operating loss carryforwards.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The following is a summary of our investment at December 31, 2024:

Balance - December 31, 2023	$464,409
Gain on investment in CenterCom	33,864
Impairment loss - CenterCom	(498,273)
Balance - December 31, 2024	$-

During the three months ended March 31, 2024, we recognized a gain of $16,153.

As of December 31, 2024, The Company determined that it would no longer utilize the Business Process Outsourcing (BPO) services of CenterCom. As of December 31, 2024, the Company assessed its investment in CenterCom and determined there was an impairment. Factors leading to this decision included a change in ownership and large reduction in human capital. As a result, CenterCom was materially impacted and could no longer continue its operations. The investment was fully impaired in 2024 and carried a zero balance as of March 31, 2024.

As a result, for the year ended December 31, 2024, the Company has recorded an impairment loss of $498,273.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company recognized marketing and advertising costs during the three months ended March 31, 2025 and 2024, respectively, as follows:

For the Three Months Ended March 31,
2025	2024
$23,480	$16,806

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Outstanding Potentially Dilutive Equity Securities

The following potentially dilutive equity securities were outstanding as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Warrants	93,000	3,619,278
Stock options	1,166,081	121,276
Total common stock equivalents	1,259,081	3,740,554

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

Sufficiency of Authorized Shares

As of March 31, 2025 and December 31, 2024, the Company has 500,000,000 authorized shares of common stock, which is sufficient to accommodate any potential exercises of common stock equivalents.

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Numerator
Net income (loss) available to common stockholders	$(7,635,084)	$1,224,595

Denominator
Weighted average shares outstanding - basic	20,068,929	17,693,283
Effect of dilutive securities	-	984,853
Weighted average shares outstanding - diluted	20,068,929	18,678,136

Earnings (loss) per share - basic	$(0.38)	$0.07
Earnings (loss) per share - diluted	$(0.38)	$0.07

During the year ended December 31, 2024, the Company reacquired 362,620 shares of treasury stock for $631,967. These shares are excluded from the denominator in computing basic and diluted earnings (loss) per share, as these shares are not considered outstanding.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

During the three months ended March 31, 2025 and 2024, respectively, the Company incurred expenses with a related party (annual rental agreement) in the normal course of business as follows:

Related Party	March 31, 2025	March 31, 2024
Carddawg Investments, Inc.	41,589	41,589	1
Total	$41,589	$41,589

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

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

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	March 31, 2025	December 31, 2024	Lives (Years)

Computer equipment and software	$1,135,178	$1,135,178	3 - 5
Leasehold improvements	324,901	306,311	5
Furniture and fixtures	165,738	165,738	5 - 7
	1,625,817	1,607,227
Less: accumulated depreciation/amortization	(1,102,261)	(1,016,139)
Property and equipment - net	$523,556	$591,088

Depreciation and amortization expense for the three months ended March 31, 2025 and 2024, were $86,122 and $70,383, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	March 31, 2025	December 31, 2024	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(4,444,010)	(4,280,558)
Intangibles - net	$1,309,510	$1,472,962

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Amortization expense for the three months ended March 31, 2025 and 2024 was as follows:

March 31, 2025	March 31, 2024
$163,452	$163,377

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:
2025 (9 months)	490,131
2026	653,508
2027	165,871
Total	$1,309,510

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

Type	December 31, 2024

Internal use software development costs	$668,484
Less: accumulated amortization	(351,890)
Less: impairment loss	(316,594)
Internal Use Software Development Costs - net	$-

Costs incurred for Internal Use Software Development Costs

At December 31, 2024, the Company determined that there was no future use for its capitalized internal use software development costs based upon its current and expected future operations. As a result, the Company recorded an impairment loss of $316,594 and removed the gross amount of its capitalized costs totaling $668,484. See Note 1.

For the three months ended March 31, 2024, amortization of internal software development costs was $55,707. For the three months ended March 31, 2025, the amortization was zero as the software was impaired during 2024.

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at March 31, 2025 and December 31, 2024, respectively:

Notes Payable – SBA government

Economic Injury Disaster Loan (“EIDL”)

During 2020, this program was made available to eligible borrowers in light of the impact of the COVID-19 pandemic and the negative economic impact on the Company’s business. Proceeds from the EIDL were used for working capital purposes.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(3,532)	(7,345)	(10,877)
Balance - December 31, 2024	143,949	325,447	469,396
Repayments	(864)	(1,905)	(2,769)
Balance - March 31, 2025	$143,085	$323,542	$466,627

Notes Payable – Related Parties

The following is a summary of the Company’s Notes Payable - Related Parties:

	1	1	Total
Balance - December 31, 2023	-	4,584,563	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-
Reclassification of accrued interest payable into one single note	498,991	-	498,991
Repayments	(1,527,899)	-	(1,527,899)
Balance - December 31, 2024	3,555,655	-	3,555,655
Repayments	(407,776)	-	(407,776)
Balance - March 31, 2025	$3,147,879	$-	$3,147,879

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The following is a detail of the Company’s Notes Payable - Related Parties:

Notes Payable - Related Parties
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2025	December 31, 2024
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	None	$3,147,879	$3,555,655
					Short Term	1,731,366	1,689,367
					Long Term	$1,416,513	$1,866,288

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Total

2025 (9 months)	1,731,366	8,275	1,739,641
2026	1,416,513	11,461	1,427,974
2027	-	11,902	11,902
2028	-	12,308	12,308
2029	-	12,820	12,820
Thereafter	-	409,861	409,861
Total	$3,147,879	$466,627	$3,614,506

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Year End December 31, 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025 and December 31, 2024, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2025 and December 31, 2024, respectively:

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

	March 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$503,502	$564,781

Liabilities

Operating lease liability	$507,274	$567,301

Weighted-average remaining lease term (years)	2.06	2.29

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$61,279	$23,363
Lease liability expense in connection with obligation repayment	10,035	5,506
Total operating lease costs	$71,314	$28,869

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$70,062	$28,012
Right-of-use asset obtained in exchange for new operating lease liability	$-	$98,638

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2025 (9 months)	$211,894
2026	236,078
2027	100,563
Total undiscounted cash flows	548,535
Less: amount representing interest	41,261
Present value of operating lease liabilities	507,274
Less: current portion of operating lease liabilities	248,069
Long-term operating lease liabilities	$259,205

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary

a.	For the year ended December 31, 2023 - $475,000,
b.	For the year ended December 31, 2024 - $489,250; and
c.	For the year ended December 31, 2025 - $503,928

2.	Annual cash bonus

a.	For the year ended December 31, 2023 - $510,000,
b.	For the year ended December 31, 2024 – at least $510,000; and
c.	For the year ended December 31, 2025 - subject to Board approval

3.	Restricted Stock Awards

a.	Effective November 10, 2023, an award of 600,000 shares of common stock. The fair value of this grant was $3,114,000, based upon the quoted closing price of $5.19/share.
b.	The shares will vest as follows (see below for table on non-vested shares):

i.	400,000 shares ratably over the period July 2024 – December 2024 (66,667 shares per month over a six-month period); and
ii.	200,000 on December 31, 2025,
iii.	Shares shall immediately vest if any of the following occur and the Chief Financial Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

4.	Other

a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

See Note 9 regarding the vesting provisions of these shares.

Chief Executive Officer

In December 2023, the Company finalized the terms of its employment agreement with its Chief Executive Officer as follows:

1.	Term – through December 31, 2028
2.	Base salary

a.	For the year ended December 31, 2023 - $750,000,
b.	For each year thereafter an increase of 3%

3.	Annual cash bonus

a.	For the year ended December 31, 2023, and all other years throughout the term of the employment agreement - $870,000.

4.	Restricted Stock Awards

a.	Effective March 1, 2024, future stock awards totaling 2,500,000 shares of common stock.
b.	The shares will be issued and vest as follows:

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

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Contingencies – Legal Matters

In the normal course of business, the Company may be subject to litigation, claims, and legal proceedings. The Company evaluates legal contingencies in accordance with FASB ASC 450-20-50, “Contingencies”, which requires recognition of a liability if an unfavorable outcome is both probable and can be reasonably estimated.

When a legal matter arises, the Company:

●	Assesses the merits of the case, including available defenses.
●	Evaluates its potential exposure and possible legal or settlement strategies.
●	Determines the likelihood of an unfavorable outcome based on available information.
●	Establishes an accrual if a loss is both probable and reasonably estimable.

As of March 31, 2025, based on management’s review and consultation with legal counsel, the Company is not aware of any contingent liabilities that require accrual or disclosure in the consolidated financial statements.

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

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various dispositive motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. Defendants then filed additional dispositive motions on Plaintiffs’ claims in tort and equity, which the Court granted in part based on its prior rulings. Plaintiffs took the position the Court granting Defendants’ dispositive motions on these material issues only leaves partial contract claims that are inextricably intertwined with the remaining claims and defences. Plaintiffs sought a certified interlocutory appeal of the Court’s orders. On March 10, 2025, the Oklahoma Supreme Court entered an order denying Plaintiffs’ Petition for Certiorari to review the certified interlocutory appeal. The case will now proceed in the district court on the parties’ remaining claims. Presently, there is no trial date. An attempt at mediation in July 2022 did not achieve a settlement. Any further settlement discussions will occur in the context of Defendants having prevailed on the majority of Plaintiffs’ claims.

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

Mike Fina - Litigation

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

MARCH 31, 2025

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

Note 9 – Stockholders’ Equity

At March 31, 2025, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At March 31, 2025, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

Equity Transactions for the Three Months Ended March 31, 2025

No activity.

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

MARCH 31, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

For the three months ended March 31, 2025 and 2024, the Company recognized stock compensation expense of $119,769 and $729,363, respectively, related to vesting.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company records stock compensation expense over the five (5) year vesting period. All shares are expected to vest in accordance with the terms of the employment agreement.

For the three months ended March 31, 2025 and 2024, the Company recognized stock compensation expense of $35,350 and $25,975, respectively, related to vesting.

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

For the three months ended March 31, 2025 and 2024, the Company recognized stock compensation expense of $0 and $630,568, respectively, related to vesting.

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

For the three months ended March 31, 2024, the Company recognized stock compensation expense of $111,511, related to vesting.

For the three months ended March 31, 2025 and 2024, the Company recognized total stock compensation expense of $155,119 and $1,497,417, related to vesting.

The following is a summary of the Company’s non-vested shares at March 31, 2025 and December 31, 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2023	695,000	$5.24
Granted	644,640	7.60
Vested	(1,000,000)	6.55
Cancelled/Forfeited	-	-
Balance - December 31, 2024	$339,640	5.03
Granted	-	-
Vested	-	-
Cancelled/Forfeited	-	-
Balance - March 31, 2025	339,640	$5.03

Unrecognized Compensation	$818,134

Weighted average period (years)	3.54

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at March 31, 2025 and December 31, 2024, respectively.

				Director of
	CEO	CFO	Directors	Human Resources/Legal	Total
Balance - December 31, 2023	-	600,000	95,000	-	695,000
Granted	500,000	-	44,640	100,000	644,640
Vested	(500,000)	(400,000)	-	(100,000)	(1,000,000)
Cancelled/Forfeited	-	-	-	-	-
Balance - December 31, 2024	-	200,000	139,640	-	339,640
Granted	-	-	-	-	-
Vested	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Balance - March 31, 2025	-	200,000	139,640	-	339,640

Unrecognized Compensation	$-	$359,308	$458,826	$-	$818,134

Weighted average period (years)	-	0.75	3.29	-	3.54

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Stock Options

Stock option transactions for the three months ended March 31, 2025 and the year ended December 31, 2024 are summarized as follows:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining	Aggregate	Grant
	Number of	Exercise	Contractual	Intrinsic	Date
Stock Options	Options	Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	1,054,603	$1.78
Exercised	-	$-
Cancelled/Forfeited	(9,798)	$6.45
Outstanding - December 31, 2024	1,166,081	$2.37	6.85	$-
Vested and Exercisable - December 31, 2024	1,166,081	$2.37	6.85	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - March 31, 2025	1,166,081	$2.37	6.60	$-
Vested and Exercisable - March 31, 2025	1,166,081	$2.37	6.60	$-
Unvested and non-exercisable - March 31, 2025	-	$-	-	$-

Three Months Ended March 31, 2025

No activity.

Years Ended December 31, 2024

Stock Options - Related Party – Chief Financial Officer

The remaining 5,101 stock options vested, and the related expense was $6,196.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The fair value of these stock options was determined using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	106%
Expected dividends	0%
Risk free interest rate	3.88%

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

Three months ended March 31,
2025	2024
$-	$6,196

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Warrants

Warrant activity for the three months ended March 31, 2025 and the year ended December 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(3,524,945)	$4.86
Outstanding - December 31, 2024	96,000	$4.73	0.37	$-
Vested and Exercisable - December 31, 2024	96,000	$4.73	0.37	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	-
Exercised	-
Cancelled/Forfeited	(3,000)	$4.73
Outstanding - March 31, 2025	93,000	$4.73	0.12	$-
Vested and Exercisable - March 31, 2025	93,000	$4.73	0.12	$-
Unvested and non-exercisable - March 31, 2025	-	$-	-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Segment information for the Company’s operations for the three months ended March 31, 2025 and 2024, are as follows:

	For the Three Months Ended March 31,
	2025	2024

Revenues
Mobile Virtual Network Operators	$2,285,823	$28,892,590
Comprehensive Platform Services	8,291,606	2,530,589
Other Corporate Overhead	-	5,956
Total	$10,577,429	$31,429,135

Cost of revenues
Mobile Virtual Network Operators	$5,189,618	$20,760,199
Comprehensive Platform Services	8,330,157	2,481,806
Other Corporate Overhead	-	4,463
Total	$13,519,775	$23,246,468

Operating expenses
Mobile Virtual Network Operators	$596,226	$34,831
Comprehensive Platform Services	906,996	719,364
Other Corporate Overhead	3,134,334	5,676,611
Total	$4,637,556	$6,430,806

Income (loss) from operations
Mobile Virtual Network Operators	$(3,500,021)	$8,097,560
Comprehensive Platform Services	(945,547)	(670,581)
Other Corporate Overhead	(3,134,334)	(5,675,118)
Total	$(7,579,902)	$1,751,861

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Segment information for the Company’s assets and liabilities at March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024

Total Assets
Mobile Virtual Network Operators	$5,132,592	$8,472,349
Comprehensive Platform Services	4,915,593	4,884,817
Other Corporate overhead	5,615,854	10,618,839
Total	$15,664,039	$23,976,005

Total Liabilities
Mobile Virtual Network Operators	$1,155,359	$1,505,400
Comprehensive Platform Services	338,593	103,612
Other Corporate overhead	6,388,648	7,105,380
Total	$7,882,600	$8,714,392

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Note 11 – Subsequent Event

Senior Secured Convertible Note and Warrants

Convertible Note Issuance

On May 12, 2025, the Company entered into a Senior Secured Note Purchase Agreement with Funicular Funds, LP (the “Investor”), pursuant to which the Company issued a Senior Secured Convertible Note in the original principal amount of $6,999,999 (the “Note”). The transaction resulted in net cash proceeds of $6,000,000 to the Company and included the repurchase of 333,333 shares of the Company’s common stock from the Investor at $3.00 per share. These repurchased shares will be cancelled and retired, and the corresponding shares will be returned to the pool of authorized but unissued shares.

The Note is secured by a first-priority lien on substantially all of the Company’s and its subsidiaries’ assets pursuant to a Security and Pledge Agreement, and is fully guaranteed by certain subsidiaries of the Company.

Interest and Amortization Terms

The Note accrues interest at a rate of 1.25% per month (15% per annum). Interest is payable monthly, either in cash or in-kind (“PIK Interest”) at the Company’s election. Beginning January 31, 2026, the Company is required to make monthly principal payments of $500,000, with the remaining balance due on the Note’s maturity date of May 12, 2027, unless earlier repaid, redeemed, or converted.

Embedded Conversion Feature

The Note includes an embedded conversion option, which permits the Investor to convert the outstanding principal and accrued interest into shares of the Company’s common stock at an initial conversion price of $4.00 per share. The conversion price is subject to down-round adjustment if the Company issues common stock (or equivalents) at a price below the then-current conversion price.

Due to these anti-dilution and variable settlement provisions, the conversion feature does not meet equity classification criteria under ASC 815-40, and therefore would ordinarily be treated as a derivative liability. However, because the conversion feature is not exercisable until January 12, 2026, the Company determined that the feature is a contingent embedded derivative as of the issuance date. Accordingly, it has not been bifurcated or recorded as a derivative liability as of May 12, 2025.

If the Note remains outstanding when the conversion feature becomes exercisable, the Company will evaluate the feature for separation and initial recognition as a derivative liability. Upon bifurcation, the embedded derivative will be measured at fair value using a Black-Scholes option pricing model, with changes in fair value recognized in earnings at each reporting date.

Warrant Issuance and Classification

In connection with the issuance of the Note, the Company also issued warrants to purchase 700,000 shares of its common stock at an exercise price of $6.00 per share. The warrants are immediately exercisable and remain outstanding through May 12, 2030. The warrants contain standard features including cashless exercise rights and anti-dilution adjustments, including price-reset provisions similar to those in the Note.

Due to the potential for settlement in a variable number of shares and other price-reset features, the warrants do not qualify for equity classification under ASC 815-40. Accordingly, the Company will record the warrants as a derivative liability at their initial fair value on the issuance date. This liability will be classified as a Level 3 fair value measurement and remeasured at each reporting date, with changes in fair value recognized through earnings.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2025 and 2024 and for the three months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

SurgePays, Inc (“SurgePays,” “we” the “Company”) was incorporated in Nevada on August 18, 2006, is a technology and telecom company focused on the underbanked and underserved communities. SurgePhone and Torch Wireless provide subsidized mobile broadband to over 80,000 low-income subscribers nationwide. SurgePays fintech platform empowers clerks at thousands of convenience stores to provide a suite of prepaid wireless and financial products to underbanked customers.

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

As described in more detail below, we currently operate in two different business segments through the following subsidiaries: (i) SurgePhone Wireless, LLC, a Nevada limited liability company; (ii) SurgePays Fintech, Inc., a Nevada limited liability company; (iii) ECS Prepaid, LLC, a Missouri limited liability company and (iv) Torch Wireless a Wyoming limited liability company.

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

COMPARISON OF THREE MONTHS ENDED March 31, 2025 AND 2024

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

We measure our performance on a consolidated basis as well as the performance of each segment.

We report our financial performance based on the following segments: Mobile Virtual Network Operators (MVNO), and Comprehensive Platform Service (Top-up). The MVNO segment is further broken down into subsidized and non-subsidized components. The subsidized component or ACP is the result of the mobile broadband (internet connectivity) services provided by SurgePhone Wireless and Torch Wireless to low-income consumers and accounts for the majority of our revenue. The Comprehensive Platform Service segment is comprised of Surge Fintech and ECS as previously shown.

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 10 – Segment Information and Geographic Data of the Notes to Financial Statements.

Revenues during the three months ended years ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Revenue	$10,577,429	$31,429,135
Cost of revenue (exclusive of depreciation and amortization)	(13,519,775)	(23,246,468)
General and administrative	(4,637,556)	(6,430,806)
Income (Loss) from operations	$(7,579,902)	$1,751,861

Revenue decreased overall by $20,851,706 (66.3%) from the three months ended March 31, 2024 to the three months ended March 31, 2025. The breakout was as follows:

	For the Three Months Ended March 31,
	2025	2024

Revenues:
Mobile Virtual Network Operator	$2,285,823	$28,892,590
Comprehensive Platform Services	8,291,606	2,530,589
Other Corporate Overhead	-	5,956
Total	$10,577,429	$31,429,135

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $26,606,767 (92.1%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

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

Comprehensive Platform Services revenues increased by $5,761,017 as a result of increasing our sales force and hiring of a new Director of Sales and renewed focus on this segment of the business. The Company expects this segment to continue to grow for the remainder of 2025.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives. The revenue was $0 and $0 respectively in years ended December 31, 2024 and 2023. Comparison numbers for the lead generation segment are shown in the respective Other Corporate Overhead lines.

Cost of Revenue, Gross Profit and Gross Margin

For the three months ended March 31, 2025, cost of revenue for services primarily consists of data plan expenses ($2,859,283), prepaid retail expenses ($8,330,157), devices ($391,539), marketing ($124,721), advertising ($516,778) and other expenses such as royalties and call-center expenses ($1,297,297). For the three months ended March 31, 2024, cost of revenue for services primarily consists of data plan expenses ($8,979,344), devices ($3,900,413), marketing ($5,799,322), advertising ($2,937,608) and other expenses such as royalties and call-center expenses ($1,849,779).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Three Months Ended March 31,
	2025	2024
Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$5,189,618	$20,760,199
Comprehensive Platform Services	8,330,157	2,481,806
Other Corporate Overhead	-	4,463
Total	$13,519,775	$23,246,468

Gross profit margin is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and the cost of our products from manufacturers. Our gross profit in future periods will vary based upon our revenue stream mix and may increase based upon our distribution channels

	For the Three Months Ended March 31,
	2025	2024

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(2,903,795)	$8,132,391
Comprehensive Platform Services	(38,551)	48,783
Other Corporate Overhead	-	1,493
Total	$(2,942,346)	$8,182,667

	For the Three Months Ended March 31,
	2025		2024

Gross Margin:
Mobile Virtual Network Operator	%	(127.0)%	28.1
Comprehensive Platform Services		(0.5)	1.9
Other Corporate Overhead		-	52.2
Total	%	(27.8)%	26.0

The Company expects to continue the improvement of gross margin in the Comprehensive Platform Service segment during 2025. As we continue to expand both subsidized and non-subsidized products of the MNVO segment in 2025, we also anticipate gross margins in the MVNO segment will increase with an aim to return to positive results.

General and administrative during the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Depreciation and amortization	$249,575	$289,467
Selling, general and administration	4,387,981	6,141,339
Total	$4,637,556	$6,430,806

Selling, general and administrative expenses during the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Contractors and consultants	$845,094	$1,224,879
Professional services	165,813	703,447
Compensation	1,730,440	3,188,028
Computer and internet	259,085	209,547
Advertising and marketing	23,480	16,806
Insurance	283,202	283,875
Other	1,080,867	514,757
Total	$4,387,981	$6,141,339

Selling, general and administrative costs (S, G & A) decreased by $1,753,358 (28.6%). The changes are discussed below:

●	Contractors and consultants expense decreased by $379,785 or 31.0% from $1,224,879 for the three months ended March 31, 2024 to $845,094 for the three months ended March 31, 2025. The Company decreased the spend in the period ending March 31, 2025 by over $500,000 compared to the period ending March 31, 2024, with consultants to provide advisory services specifically in the area of investment relations to identify opportunities to increase our shareholder value.

●	Professional services decreased $537,634 or 76.4% from the three months ended March 31, 2024 to the three months ended March 31, 2025 primarily due to a decrease in legal fees of $551,726. Specifically, the legal fees for the Blue Skies Connections, LLC litigation decreased by $391,354 from the three months ended March 31, 2024 to the three months ended March 31, 2025.

●	Compensation decreased from $3,188,028 for the three months March 31, 2024 to $1,730,440 for the three months ended March 31, 2025, primarily as a result of change in one-time non-cash component for stock compensation for the CEO and CFO of $1,359,931 for the period ending March 31, 2025 compared to $155,119 for the period ending March 31, 2025.

●	Computer and internet costs increased $49,538 or 23.6% from the three months ended March 31, 2024 to the three months ended March 31, 2025. The increase was primarily the result of increased programming and support services related to the maintenance and cloud services.

●	Advertising and marketing costs increased to $23,480 for the three months ended March 31, 2025 from $16,806 for the three months ended March 31, 2024, primarily additional marketing of the Clearline platform.

●	Insurance expense decreased to $283,202 for the three months ended March 31, 2025 from $283,875 for the three months ended March 31, 2024.

●	Other costs increased $566,110 or 110.0 % from the three months ended March 31, 2024 to the three months ended March 31, 2025. Most of the increase was related to sales tax in various states.

Other (expense) income during the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Interest, net	$(119,434)	$(132,583)
Interest income	56,903	-
Other income	7,140
Gain (loss) on equity investment in Centercom		16,153
Total other (expense) income	$(55,391)	$(116,430)

Interest expense decreased to $119,434 in the three months ended March 31, 2025 from $132,583 in the three months ended March 31, 2024.

The equity investment in Centercom changed by $0 in the three months ended March 31, 2025 compared to an increase of $16,153 in the three months ended March 31, 2024. As of December 31, 2024, The Company determined that it would no longer utilize the Business Process Outsourcing (BPO) services of CenterCom. As of December 31, 2024, the Company assessed its investment in CenterCom and determined there was an impairment. Factors leading to this decision included a change in ownership and large reduction in human capital. As a result, CenterCom was materially impacted and could no longer continue its operations.

Provision for income tax benefit (expense) during the three months ended March 31, 2025 and 2024 consisted of the following:

	2025	2024
Current	$-	$130,000
Deferred	-	293,000
Total provision (benefit)	$-	$423,000

Equity Transactions for the Three Months Ended March 31, 2025

No transactions.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated the performance of its operating segments based on revenues and operating income (loss). Segment information for the three months ended March 31, 2025 and 2024, are as follows:

	For the Three Months Ended March 31,
	2025	2024

Revenues
Mobile Virtual Network Operator	$2,285,823	$28,892,590
Comprehensive Platform Services	8,291,606	2,530,589
Other Corporate Overhead	-	5,956
Total	$10,577,429	$31,429,135

Cost of revenues
Mobile Virtual Network Operator	$5,189,618	$20,760,199
Comprehensive Platform Services	8,330,157	2,481,806
Other Corporate Overhead	-	4,463
Total	$13,519,775	$23,246,468

Operating expenses
Mobile Virtual Network Operator	$596,226	$34,831
Comprehensive Platform Services	906,996	719,364
Other Corporate overhead	3,134,334	5,676,611
Total	$4,637,556	$6,430,806

Income from operations
Mobile Virtual Network Operator	$(3,500,021)	$8,097,560
Comprehensive Platform Services	(945,547)	(670,581)
Other Corporate Overhead	(3,134,334)	(5,675,118)
Total	$(7,579,902)	$1,751,861

Segment information for the Company’s assets and liabilities at March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024

Total Assets
Mobile Virtual Network Operator	$5,132,592	$8,472,349
Comprehensive Platform Services	4,915,593	4,884,817
Other Corporate overhead	5,615,854	10,618,839
Total	$15,664,039	$23,976,005

Total Liabilities
Mobile Virtual Network Operator	$1,155,359	$1,505,400
Comprehensive Platform Services	338,593	103,612
Other Corporate overhead	6,388,648	7,105,380
Total	$7,882,600	$8,714,392

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Mobile Virtual Network Operator

The MVNO revenue for the three months ended March 31, 2025 decreased by $26,606,767 as compared to the three months ended March 31, 2024. Cost of revenues for the three months ended March 31, 2025, decreased by $15,570,581 from the same period ended March 31, 2024, as a result of the lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

Comprehensive Platform Services

The revenue for the three months ended March 31, 2025 was $8,291,606 compared to $2,530,589 for the same period in 2024. The increase of 227.7% was the result of hiring new salespersons and a renewed focus on the market segment.

Overall

The overall decrease in revenue of $20,851,706 from 2024 to 2025 for the three months ended March 31, can be attributed to the elimination of the ACP during the first half of 2024.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2025 and December 31, 2024, our current assets were $9,850,620 and $17,870,323, respectively, and our current liabilities were $5,740,255 and $6,059,476, respectively, which resulted in a working capital surplus of $4,110,365 and of $11,810,847, respectively.

Total assets at March 31, 2025 and December 31, 2024 amounted to $15,664,039 and $23,976,005, respectively. Total assets decreased by $8,311,966 from December 31, 2024 to March 31, 2025. At March 31, 2025, assets consisted of current assets of $9,850,620, net property and equipment of $523,556, net intangible assets of $1,309,510, goodwill of $3,300,000, note receivable of $176,851 and operating lease right of use asset of $503,502, compared to at December 31, 2024, current assets of $17,870,323, net property and equipment of $591,088, net intangible assets of $1,472,962, goodwill of $3,300,000, note receivable of $176,851, and operating lease right of use asset of $564,781.

At March 31, 2025, our total liabilities were $7,882,600 compared to total liabilities of $8,714,392 at December 31, 2024. This $831,792 decrease was related to the repayment during the three months ended March 31, 2025 of the various notes payable.

At March 31, 2025, our total stockholders’ equity was $7,781,439 as compared to $15,261,613 at December 31, 2024.

The following table sets forth the major sources and uses of cash for the three months ended March 31, 2025 and 2024.

	2025	2024

Net cash provided by operating activities	$(6,963,484)	$4,040,058
Net cash used in investing activities	(18,590)	-
Net cash provided by (used in) financing activities	(410,545)	24,282,960
Net change in cash and cash equivalents	$(7,392,619)	$28,323,018

Net cash used in operating activities for the three months ended March 31, 2025, was primarily due to the net loss for the period of $7,635,084.

Net cash used in investing activities for the three months ending March 31, 2025 was primarily due to payment for leases.

Net cash used for financing activities for the three months ended March 31, 2025 is primarily due to the repayment of debt.

As a result of net negative cash provided by operating activities and investing activities in 2025, our overall cash decreased in 2025 by $7,392,619, compared to an increase of cash in 2024 primarily driven by net cash provided for by a capital raise and exercise of warrants $28,323,018.

At March 31, 2025, the Company had the following material commitments and contingencies.

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

The Company kicked of several initiatives in April of 2025. We have begun the launch of LinkUp Mobile SIM (subscriber identity module) cards into the national retail market. LinkUp Mobile has also launched its phone in a box program. Thousands of phones have already been purchased by convenience stores, which we believe is a positive sign for our future capabilities. Torch Wireless, supported by the Lifeline program, is now actively expanding its subscriber base in the state of California. This development is noteworthy for the growth of the Torch offering, as California provides an additional revenue incentive for its subscribers and has a large potential subscriber base. The wholesale MVNE (Mobile Virtual Network Enabler) leveraging technology and industry expertise has allowed us to expand services as a Mobile Network Enabler. Leveraging our direct carrier relationship, we offer billing, provisioning, SIM cards, and services to wireless companies lacking direct carrier access. Two such companies have already embraced this offering, and we anticipate more to join in the near future. We believe the MVNE solution will continue to uniquely position us for additional rapid growth into the subscriber activation channel by enabling other wireless companies who lack a direct carrier relationship. Clear-line has launched a comprehensive code management campaign, providing services to over 1,600 convenience stores. In addition to this new business venture, Shortcode, the ability to dynamic content and features into posts, pages and widgets, has been provisioned with all carriers in preparation for a national campaign scheduled to launch in July.

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

Significant estimates during the three months ended March 31, 2025 and 2024, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of March 31, 2025, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a materially affect, on our internal control over financial reporting.

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

The following is a summary of threatened, pending, asserted or unasserted claims against us or any of our wholly owned subsidiaries for which there have been material developments since March 31, 2024.

(1)	Juno Financial v. AATAC and Surge Holdings Inc. and Surge Holdings Inc. v. AATAC; Circuit Court of Hillsborough County, Florida, Case # 20-CA-2712 DIV A: Breach of Contract, Account Stated and Open Account claims against Surge by a factoring company. Surge has filed a cross-complaint against defendant AATAC for Breach of Contract, Account Stated, Open Account and Common Law Indemnity. The Court dismissed the case with the agreement of the parties at a case management conference on September 12, 2024.

(3)	Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various dispositive motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. Defendants then filed additional dispositive motions on Plaintiffs’ claims in tort and equity, which the Court granted in part based on its prior rulings. Plaintiffs took the position the Court granting Defendants’ dispositive motions on these material issues only leaves partial contract claims that are inextricably intertwined with the remaining claims and defences. Plaintiffs sought a certified interlocutory appeal of the Court’s orders. On March 10, 2025, the Oklahoma Supreme Court entered an order denying Plaintiffs’ Petition for Certiorari to review the certified interlocutory appeal. The case will now proceed in the district court on the parties’ remaining claims. Presently, there is no trial date. An attempt at mediation in July 2022 did not achieve a settlement. Any further settlement discussions will occur in the context of Defendants having prevailed on the majority of Plaintiffs’ claims.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

For the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defence conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

SURGEPAYS, INC.
Date: May 13, 2025
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

