Form 10-Q
period 2025-06-30
SurgePays, Inc.
filed 2025-08-13
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of August 13, 2025 was 20,431,549 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$4,404,449	$11,790,389
Restricted cash - held in escrow	-	1,000,000
Accounts receivable - net	2,680,713	3,000,209
Inventory	2,410,817	1,781,365
Prepaids and other	198,403	298,360
Total Current Assets	9,694,382	17,870,323

Property and equipment - net	457,195	591,088

Other Assets
Note receivable	176,851	176,851
Intangibles - net	1,145,756	1,472,962
Goodwill	3,300,000	3,300,000
Operating lease - right of use asset - net	441,225	564,781
Total Other Assets	5,063,832	5,514,594

Total Assets	$15,215,409	$23,976,005

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$5,108,402	$3,929,195
Accounts payable and accrued expenses - related party	-	192,845
Operating lease liability	248,069	248,069
Note payable - related party	1,915,331	1,689,367
Convertible note payable - net	1,430,267	-
Total Current Liabilities	8,702,069	6,059,476

Long Term Liabilities
Note payable - related party	955,905	1,866,288
Notes payable - SBA government	463,884	469,396
Operating lease liability	198,180	319,232
Convertible note payable - net	4,833,979	-
Total Long Term Liabilities	6,451,948	2,654,916

Total Liabilities	15,154,017	8,714,392

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized 20,431,549 and 20,431,549 shares issued and 19,735,596 and 20,068,929 shares outstanding, at June 30, 2025 and December 31, 2024, respectively	20,435	20,435
Additional paid-in capital	77,360,756	76,842,878
Treasury stock - at cost (695,953 and 362,620 shares, respectively)	(1,631,966)	(631,967)
Accumulated deficit	(75,633,109)	(60,915,427)
Stockholders’ equity	116,116	15,315,919
Non-controlling interest	(54,724)	(54,306)
Total Stockholders’ Equity	61,392	15,261,613

Total Liabilities and Stockholders’ Equity	$15,215,409	$23,976,005

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$11,518,166	$15,085,699	$22,095,596	$46,514,834

Costs and expenses
Cost of revenues	14,172,832	18,528,774	27,692,607	41,775,243
General and administrative expenses	4,155,843	7,432,978	8,793,401	13,863,783
Total costs and expenses	18,328,675	25,961,752	36,486,008	55,639,026

Loss from operations	(6,810,509)	(10,876,053)	(14,390,412)	(9,124,192)

Other income (expense)
Interest expense	(212,419)	(116,722)	(331,853)	(249,305)
Interest income	7,008	-	64,267	-
Other income		636,868	6,785	636,868
Gain on investment in CenterCom	-	17,711	-	33,864
Amortization of debt discount	(66,887)	-	(66,887)	-
Total other income (expense) - net	(272,298)	537,857	(327,688)	421,427

Net loss before provision for income taxes	(7,082,807)	(10,338,196)	(14,718,100)	(8,702,765)

Provision for income tax benefit (expense)	-	(2,547,000)	-	(2,970,000)

Net loss including non-controlling interest	(7,082,807)	(12,885,196)	(14,718,100)	(11,672,765)

Non-controlling interest	(209)	(19,431)	(418)	(31,595)

Net loss available to common stockholders	$(7,082,598)	$(12,865,765)	$(14,717,682)	$(11,641,170)

Earnings per share - attributable to common stockholders
Basic	$(0.36)	$(0.66)	$(0.74)	$(0.63)
Diluted	$(0.36)	$(0.66)	$(0.74)	$(0.63)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	19,889,442	19,431,549	19,978,690	18,562,416
Diluted	19,889,442	19,431,549	19,978,690	18,562,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

			Additional					Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2024	20,431,549	$20,435	$76,842,878	$(60,915,427)	362,620	$(631,967)	$(54,306)	$15,261,613

Recognition of stock based compensation - unvested shares - related parties	-	-	155,119	-	-	-	-	155,119

Non-controlling interest	-	-	-	-	-	-	(209)	(209)

Net loss	-	-	-	(7,635,084)	-	-	-	(7,635,084)

March 31, 2025	20,431,549	20,435	76,997,997	(68,550,511)	362,620	(631,967)	(54,515)	7,781,439

Recognition of stock based compensation - unvested shares - related parties	-	-	155,119	-	-	-	-	155,119

Debt discount - convertible note payable - warrants issued	-	-	207,640	-	-	-	-	207,640

Treasury stock reacquired in connection with convertible debt financing	-	-	-	-	333,333	(999,999)	-	(999,999)

Non-controlling interest	-	-	-	-	-	-	(209)	(209)

Net loss	-	-	-	(7,082,598)	-	-	-	(7,082,598)

June 30, 2025	20,431,549	20,435	77,360,756	(75,633,109)	695,953	(1,631,966)	(54,724)	61,392

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

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Operating activities
Net loss - including non-controlling interest	$(14,718,100)	$(11,672,765)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	479,689	467,520
Amortization of right-of-use assets	123,556	46,995
Amortization of debt discount/debt issue costs	66,887	-
Amortization of internal use software development costs	-	111,414
Stock issued for services	-	411,740
Recognition of stock based compensation - unvested shares - related parties	310,238	4,478,994
Recognition of share based compensation - options - related party	-	6,196
Interest expense adjustment - SBA loans	-	19,750
Right-of-use asset lease payment adjustment true up	-	(97,346)
Gain on equity method investment - CenterCom	-	(33,864)
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	319,496	8,123,897
Inventory	(629,452)	683,160
Prepaids and other	99,957	(345,994)
Deferred income taxes - net	-	2,835,000
Increase (decrease) in
Accounts payable and accrued expenses	1,179,207	(4,641,563)
Accounts payable and accrued expenses - related party	(192,845)	(49,380)
Accrued income taxes payable	-	(470,000)
Deferred revenue	-	(20,000)
Operating lease liability	(121,052)	56,134
Net cash used in operating activities	(13,082,419)	(90,112)

Investing activities
Purchase of leasehold improvements	(18,590)	-
Net cash used in investing activities	(18,590)	-

Financing activities
Proceeds from stock issued for cash	-	17,249,994
Proceeds from exercise of common stock warrants	-	8,799,257
Cash paid as direct offering costs - common stock	-	(1,395,000)
Proceeds from issuance of convertible note payable	6,000,000	-
Cash paid as direct offering costs - convertible note payable	(595,000)	-
Repayments of loans - related party	(684,419)	(746,104)
Repayments on notes payable - SBA government	(5,512)	(5,515)
Net cash provided by financing activities	4,715,069	23,902,632

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,385,940)	23,812,520

Cash, cash equivalents and restricted cash - beginning of period	12,790,389	14,622,060

Cash, cash equivalents and restricted cash - end of period	$4,404,449	$38,434,580

Supplemental disclosure of cash flow information
Cash paid for interest	$188,244	$259,765
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Reclassification of accrued interest - related party to note payable - related party	$-	$498,991
Exercise of warrants - cashless	$-	$41
Goodwill (ClearLine Mobile, Inc.)	$-	$2,500,000
Right-of-use asset obtained in exchange for new operating lease liability	$-	$98,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 1 - Organization and Nature of Operations

Organization and Nature of Operations

SurgePays, Inc. (“SurgePays,” “we,” or the “Company”) is a telecommunications and financial technology company focused on delivering wireless connectivity and point-of-sale solutions to underserved and value-conscious communities across the United States. The Company’s mission is to enhance access to essential digital services where people live, shop, and work.

We operate through three primary business segments: (1) our MVNO wireless brands, (2) our MVNE enablement platform (HERO), and (3) our point-of-sale (POS) and fintech services. These businesses are supported through subsidiaries including SurgePhone Wireless, LLC, SurgePays Fintech, Inc., ECS Prepaid, LLC, and Torch Wireless, LLC, among others.

The Company and its subsidiaries are organized as follows:

Company Name (Active)	Incorporation Date	State of Incorporation	Segment
SurgePays, Inc.	August 18, 2006	Nevada	Corporate Parent
Surge Blockchain, LLC	January 29, 2009	Nevada	Other Corporate Overhead
ECS Prepaid, LLC	June 9, 2009	Missouri	Point-of-Sale and Prepaid Services
Torch Wireless	January 29, 2019	Wyoming	Mobile Virtual Network Operators
SurgePays Fintech, Inc.	August 22, 2019	Nevada	Point-of-Sale and Prepaid Services
SurgePhone Wireless, LLC	August 29, 2019	Nevada	Mobile Virtual Network Operators

All of the following entities have nominal operations.

Company Name (Inactive)	Incorporation Date	State of Incorporation
Electronic Check Services, Inc.	May 19, 1999	Missouri
Central States Legal Services, Inc.	August 1, 2003	Missouri
KSIX, LLC	September 14, 2011	Nevada
DigitizeIQ, LLC	July 23, 2014	Illinois
KSIX Media, Inc.	November 5, 2014	Nevada
Surge Payments, LLC	December 17, 2018	Nevada

LogicsIQ, Inc.	October 2, 2018	Nevada	Other Corporate Overhead
Injury Survey, LLC	July 28, 2020	Nevada	Other Corporate Overhead

See discussion below the discontinuation of the Company’s lead generation segment.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

Segment Reporting (ASC 280) Considerations

Under ASC 280, Segment Reporting, the lead generation segment was historically identified as a reportable segment, as the CODM regularly reviewed its financial performance separately from other segments. However, given its diminished financial impact and lack of long-term strategic significance, the Company has concluded that the segment no longer meets the quantitative or qualitative thresholds for separate segment reporting. Accordingly, financial data previously presented under the Lead Generation segment will be reclassified to “Other” in the segment disclosure included in Note 10 to the consolidated financial statements.

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

Accounting and Financial Statement Impact

Since the lead generation segment is being abandoned rather than sold, it does not qualify as held for sale. The Company does not expect to recognize any material exit costs, impairment losses, or restructuring charges related to this decision. Any remaining assets and liabilities associated with the segment will be derecognized as appropriate in accordance with applicable accounting standards.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 25, 2025.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the six months ended June 30, 2025, the Company had:

●	Net loss available to common stockholders of $14,717,682; and
●	Net cash used in operations was $13,082,419

Additionally, at June 30, 2025, the Company had:

●	Accumulated deficit of $75,633,109
●	Stockholders’ equity of $61,392; and
●	Working capital of $992,313

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $4,404,449 at June 30, 2025.

The Company has historically incurred significant losses and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations.

There can be no assurance that profitable operations will be achieved and could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the twelve months ending June 30, 2026, and our current capital structure including equity-based instruments and our obligations and debts.

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program ceased funding on June 1, 2024. See discussion below regarding revenue recognition.

The Company believes it lacks sufficient cash resources on hand to meet its current obligations for a period that is more than one year from the issuance date of these consolidated financial statements.

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

JUNE 30, 2025

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Non-Controlling Interest

These unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

JUNE 30, 2025

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

ClearLine is a proprietary software-as-a-service (SaaS) platform designed to deliver real-time, point-of-sale (POS) marketing and customer engagement for retail merchants. The platform integrates with POS terminals, touchscreen displays, digital signage, and mobile interfaces to enable centralized control of in-store promotions, customer acquisition tools, and loyalty program interactions.

ClearLine supports various engagement channels, including:

●	Interactive screen prompts on payment terminals and kiosks;
●	NFC smart tags and QR codes placed on signage, product packaging, and marketing materials;
●	Receipt-based marketing messages, including personalized offers, loyalty information, and calls to action printed on or linked from digital and physical receipts.

Merchants utilize ClearLine to deploy customer engagement applications such as review generation, social media follows, SMS opt-ins, coupon distribution, and loyalty program enrollment. The platform includes a centralized content management system (CMS) for controlling campaign content, as well as analytics and reporting tools to measure performance by location, campaign, and engagement type.

ClearLine is fully integrated into the SurgePays software ecosystem, enhancing the capabilities of participating merchants to drive customer retention, increase average transaction value, and generate new revenue through in-store and post-transaction marketing.

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

JUNE 30, 2025

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

JUNE 30, 2025

At June 30, 2025 and December 31, 2024 goodwill was $3,300,000, respectively.

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

Payments were scheduled as follows:

For the Year Ended December 31,			In Default
2025	186,525	**	$186,525
	186,525
Less: amount representing interest	(9,674)
Total	$176,851

** On July 12, 2023, Notice of Default was provided by SurgePays, Inc. to Blue Skies Connections, LLC for failure to pay amounts due under that certain Promissory Note dated June 14, 2021 by Blue Skies Connections, LLC in favor of SurgePays, Inc. in the original principal amount of $176,851 (the “Note”). Pursuant to the terms of the Note, SurgePays, Inc. accelerated the amount due.

As of June 30, 2025, the Company believes the note is collectible. See Note 8 for Contingencies – Legal Matters for additional discussion.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The Mobile Virtual Network Operator (SurgePhone and Torch Wireless) business segment made up approximately 21% and 89% of total consolidated revenues for the six months ended June 30, 2025 and 2024, respectively.

Revenues related to this business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Accounts receivable related to these programs made up 81% and 97% of accounts receivable at June 30, 2025 and December 31, 2024, respectively.

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

Significant estimates during the six months ended June 30, 2025 and 2024, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment and intangible assets, capitalized internal-use software development costs, related impairment assessments of long lived assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

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

JUNE 30, 2025

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

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable, and accrued expenses (including related-party amounts), are recorded at historical cost. As of June 30, 2025 and December 31, 2024, the carrying values of these instruments approximate their fair values due to their short-term nature.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

At June 30, 2025 and December 31, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Additionally, at June 30, 2025 and December 31, 2024, the Company had $0 and $1,000,000, respectively, held in escrow, that was restricted in connection with a potential acquisition. The restriction lapsed in January 2025, and the $1,000,000 was returned to the Company’s operating cash account.

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

At December 31, 2024, the Company’s marketable securities were $0.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

Allowance for doubtful accounts was $0 at June 30, 2025 and December 31, 2024, respectively.

There was bad debt expense (recovery) of $0 for the three and six months ended June 30, 2025 and 2024, respectively.

Bad debt expense (recoveries) is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Inventory

Inventory primarily consists of cell phones and store racking. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

During the year ended December 31, 2024, and in connection with the cessation of the ACP Program on June 1, 2024, the Company wrote off inventory totaling $6,382,471.

At June 30, 2025 and December 31, 2024, the Company had inventory of $2,410,817 and $1,781,365, respectively.

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

JUNE 30, 2025

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and six months ended June 30, 2025 and 2024, respectively.

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

There were no impairment losses for the three and six months ended June 30, 2025 and 2024, respectively.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Mobile Virtual Network Operators

Torch Wireless is licensed to provide subsidized mobile broadband services through the Lifeline program to qualifying low-income customers. Revenue is recognized when the Company satisfies its performance obligation by providing eligible service to active Lifeline subscribers as of the last day of each month.

At the end of each month, the Company determines the number of active Lifeline users based on internal usage data and eligibility status. A report is submitted to the Universal Service Administrative Company (USAC) for review and approval. Upon submission, the Company has fulfilled its performance obligation, and accordingly, revenue and accounts receivable are recognized.

Revenue is recorded in the month in which the Lifeline service was provided and the subscriber remained active at month-end, regardless of when payment is received. Payment is typically received by the 28th of the following month.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Point-of-Sale and Prepaid Services

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

The Company has evaluated revenue recognition and related disclosures and has determined the Company is a principal in these arrangements. As a result, we record all revenues at their gross amounts and the related costs are recorded as costs of revenues in the accompanying consolidated financial statements.

Contract Liabilities (Deferred Revenue)

Contract liabilities represent deposits made by customers before the satisfaction of performance obligation and recognition of revenue. Upon completion of the performance obligation(s) that the Company has with the customer based on the terms of the contract, the liability for the customer deposit is relieved and revenue is recognized.

At June 30, 2025 and December 31, 2024, the Company had deferred revenue of $0, respectively.

The following represents the Company’s disaggregation of revenues for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025		2024

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$4,559,530	20.64%	$41,396,096	89.00%
Point-of-Sale and Prepaid Services	17,536,066	79.36%	5,107,409	10.98%
Other Corporate Overhead	-	0.00%	11,329	0.02%
Total Revenues	$22,095,596	100.00%	$46,514,834	100.00%

The above disaggregation of revenues includes the following entities:

Mobile Virtual Network Operators (SPW and TW),

Point-of-Sale and Prepaid Services (Surge Fintech and ECS); and

Other Corporate Overhead (Surge Blockchain and formerly LogicsIQ and Injury Survey)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the loss resulted in the Company being in a three-year cumulative historic loss position. As a result, the Company recorded a full valuation allowance on its deferred tax assets as of June 30, 2025 and December 31, 2024.

The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which have been evaluated for applicability in offsetting current taxable net income. The Company has determined that the federal net operating loss carryforward is limited to 80% of the current year’s net taxable income. Since the Company entered a three-year cumulative loss during the six months ended June 30, 2025, a full valuation allowance has been recorded against all net operating loss carryforwards.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

During the three and six months ended June 30 2024, we recognized a gain of $17,711 and 33,864, respectively.

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

As a result, for the year ended December 31, 2024, the Company recorded an impairment loss of $498,273.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized marketing and advertising costs during the three and six months ended June 30, 2025 and 2024, respectively, as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2025	2024	2025	2024
$14,143	$11,044	$37,623	$27,851

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

JUNE 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

These securities may be dilutive in the future, but in periods where the Company reports a net loss, diluted loss per share is equal to basic loss per share because the inclusion of potential common stock equivalents would be anti-dilutive.

Outstanding Potentially Dilutive Equity Securities

The following potentially dilutive equity securities were outstanding as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Warrants	703,000	3,619,278
Stock options	1,166,081	121,276
Total common stock equivalents	1,869,081	3,740,554

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

Sufficiency of Authorized Shares

As of June 30, 2025 and December 31, 2024, the Company has 500,000,000 authorized shares of common stock, which is sufficient to accommodate any potential exercises of common stock equivalents.

During the six months ended June 30, 2025, the Company reacquired 333,333 shares of treasury stock for $999,999 ($3/share), in connection with a third party convertible debt lender (See Note 6).

During the year ended December 31, 2024, the Company reacquired 362,620 shares of treasury stock for $631,967.

Treasury shares are excluded from the denominator in computing basic and diluted earnings (loss) per share, as these shares are not considered outstanding.

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

JUNE 30, 2025

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

During the six months ended June 30, 2025 and 2024, respectively, the Company incurred expenses with a related party (annual rental agreement) in the normal course of business as follows:

Related Party	June 30, 2025	June 30, 2024
Carddawg Investments, Inc.	83,178	83,178	[1]
Total	$83,178	$83,178

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Recently Adopted Accounting Standards

●	ASU 2023-01, Leases (Topic 842): Common Control Arrangements

○	Issued: March 2023
○	Effective Date: For fiscal years beginning after December 15, 2023
○	Summary: This ASU clarifies leasehold improvements accounting for entities under common control and requires leasehold improvements to be amortized over the useful life of the improvements rather than the lease term.
○	Expected Impact: The Company adopted ASU 2023-01 on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

●	ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

○	Issued: November 2023
○	Effective Date: For fiscal years beginning after December 15, 2023
○	Summary: Enhances segment reporting disclosures, requiring more information about significant segment expenses.
○	Expected Impact: The Company adopted ASU 2023-07 on January 1, 2024, and the adoption did not have a material impact on the Company’s consolidated financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

●	ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

○	Issued: December 2023
○	Effective Date: For fiscal years beginning after December 15, 2024
○	Summary: Expands disclosure requirements related to income taxes, including greater detail on income tax rate reconciliations and disaggregation of tax expense components.
○	Expected Impact: The Company adopted ASU 2023-09 on January 1, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

Type	June 30, 2025	December 31, 2024	Estimated Useful Lives (Years)

Computer equipment and software	$1,135,178	$1,135,178	3 - 5
Leasehold improvements	324,901	306,311	5
Furniture and fixtures	165,738	165,738	5 - 7
	1,625,817	1,607,227
Less: accumulated depreciation/amortization	(1,168,622)	(1,016,139)
Property and equipment - net	$457,195	$591,088

Depreciation and amortization expense for the three months ended June 30, 2025 and 2024, were $66,365 and $70,383, respectively.

Depreciation and amortization expense for the six months ended June 30, 2025 and 2024, were $152,483 and $140,766, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

Type	June 30, 2025	December 31, 2024	Estimated Useful Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(4,607,764)	(4,280,558)
Intangibles - net	$1,145,756	$1,472,962

Amortization expense for the three and six months ended June 30, 2025 and 2024 was as follows:

Three Months Ended
June 30, 2025	June 30, 2024
$163,452	$163,377

Six Months Ended
June 30, 2025	June 30, 2024
$327,206	$326,754

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:
2025 (6 months)	326,754
2026	653,508
2027	165,494
Total	$1,145,756

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

For the three months ended June 30, 2024, amortization of internal software development costs was $55,707.

For the six months ended June 30, 2024, amortization of internal software development costs was $111,414.

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, and notes payable, key terms, and outstanding balances at June 30, 2025 and December 31, 2024, respectively:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(3,532)	(7,345)	(10,877)
Balance - December 31, 2024	143,949	325,447	469,396
Repayments	(1,722)	(3,790)	(5,512)
Balance - June 30, 2025	$142,227	$321,657	$463,884

Notes Payable – Related Parties

The following is a summary of the Company’s Notes Payable - Related Parties:

	1	1	Total
Balance - December 31, 2023	-	4,584,563	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-
Reclassification of accrued interest payable into one single note	498,991	-	498,991
Repayments	(1,527,899)	-	(1,527,899)
Balance - December 31, 2024	3,555,655	-	3,555,655
Repayments	(684,419)	-	(684,419)
Balance - June 30, 2025	$2,871,236	$-	$2,871,236

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The following is a detail of the Company’s Notes Payable - Related Parties:

Note Payable - Related Party
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	June 30, 2025	December 31, 2024
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	None	$2,871,236	$3,555,655
					Short Term	1,915,331	1,689,367
					Long Term	$955,905	$1,866,288

Senior Secured Convertible Note and Warrants

Convertible Note Issuance

On May 12, 2025, the Company entered into a Senior Secured Note Purchase Agreement with Funicular Funds, LP (the “Investor”), pursuant to which the Company issued a Senior Secured Convertible Note in the original principal amount of $6,999,999 (the “Note”). The transaction resulted in net cash proceeds of $6,000,000 to the Company and included the repurchase of 333,333 shares of the Company’s common stock from the Investor at $3/share. These repurchased shares will be cancelled and retired, and the corresponding shares will not be returned to the pool of authorized but unissued shares, and remain as treasury stock. See Note 9.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Warrant Issuance and Classification

In connection with the issuance of the Note, the Company also issued warrants to purchase 700,000 shares of its common stock at an exercise price of $6/share. The warrants are immediately exercisable and remain outstanding through May 12, 2030.

Debt Discount

In connection with the issuance of the $6,999,999 convertible promissory note, the Company issued warrants to purchase 700,000 shares of common stock. The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated to be $207,640, which was recorded as a component of the total debt discount and is being amortized to interest expense over the term of the note. The Company also recorded a corresponding increase to additional paid-in capital of $207,640.

The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:

Expected term (years)	5
Expected volatility	105%
Expected dividends	0%
Risk free interest rate	4.09%

In addition to the warrants, the Company incurred direct debt issuance costs of $595,000, which were also recorded as part of the debt discount.

As a result, the Company recorded a total debt discount of $802,640, consisting of $207,640 related to the warrants and $595,000 related to direct offering costs. The debt discount will be fully amortized over the contractual term of the note (2 years).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The following is a summary of the Company’s Convertible Note Payable:

Total
Balance - December 31, 2024	$-
Proceeds from issuance of note	6,000,000
Increase in note balance - common stock repurchase ($3/share)	999,999
Debt discount	(802,640)
Amortization of debt discount	66,887
Balance - June 30, 2025	$6,264,246

Unamortized debt discount	$735,753

The following is a detail of the Company’s Convertible Note Payable:

Convertible Note Payable - Net
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	June 30, 2025	December 31, 2024
Note #1	May 12, 2025	May 12, 2027	15.00%	N/A	All assets	$6,999,999	$-
					Less: unamortized debt discount	(735,753)	-
					Convertible note payable - net	6,264,246	-
					Short Term	1,430,267	-
					Long Term	$4,833,979	$-

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Notes Payable - Related Parties	Notes Payable - SBA Government	Convertible Note Payable	Total

2025 (6 months)	$1,915,331	$5,531	$-	$1,920,862
2026	955,905	11,461	4,519,727	5,487,093
2027	-	11,902	2,480,272	2,492,174
2028	-	12,308	-	12,308
2029	-	12,820	-	12,820
Thereafter	-	409,862	-	409,862
Total	2,871,236	463,884	6,999,999	10,335,119
Less: unamortized debt discount	-	-	735,753	735,753
Debt - net	$2,871,236	$463,884	$6,264,246	$9,599,366

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

At June 30, 2025 and December 31, 2024, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at June 30, 2025 and December 31, 2024, respectively:

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

	June 30, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$441,225	$564,781

Liabilities

Operating lease liability	$446,249	$567,301

Weighted-average remaining lease term (years)	1.84	2.29

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$123,556	$46,995
Lease liability expense in connection with obligation repayment	19,073	10,742
Total operating lease costs	$142,629	$57,737

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$140,125	$56,134
Right-of-use asset obtained in exchange for new operating lease liability	$-	$98,638

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2025 (6 months)	$141,831
2026	236,078
2027	100,563
Total undiscounted cash flows	478,472
Less: amount representing interest	32,223
Present value of operating lease liabilities	446,249
Less: current portion of operating lease liabilities	248,069
Long-term operating lease liabilities	$198,180

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary

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

JUNE 30, 2025

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

On March 1, 2024, the Board approved a long-term equity program for the Company’s Chief Executive Officer providing for a maximum of 2,500,000 shares of common stock to be awarded over a five-year period, subject to annual Board approval. The program anticipates awards of 500,000 shares per year, with each award scheduled to be granted and vest on June 1 of the applicable year. In accordance with ASC 718-10-25-2 and ASC 718-10-55-108 through 55-110, the requirement for annual Board approval means that no grant date for future installments is established until such approval is obtained.

The initial award of 500,000 shares was granted on July 1, 2024, to vest ratably over the period July 2024 through December 2024 (83,333 shares per month). The fair value of this award, measured at the July 1, 2024 grant date, was $3,800,000, based on the closing market price of $7.60 per share.

The second award of 500,000 shares was approved on June 26, 2025, with a revised vesting date of December 31, 2025 (originally June 1, 2025). In subsequent years, additional 500,000 share awards are expected to be approved and granted on or around June 1 of 2026, 2027, and 2028. In accordance with SEC SAB Topic 14.D.2, the fair value of each award will be determined at its respective grant date based on the closing market price on that date.

Because each year’s installment is subject to separate Board approval, each represents a separate award under ASC 718. Consistent with ASC 718-10-55-87 through 55-88, the grant-date fair value for each installment will be measured when Board approval is obtained and recognized as compensation expense over the requisite service period applicable to that installment, which is expected to be grant date, as no future service is required.

Shares shall immediately vest if any of the following occur and the Chief Executive Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

As of June 30, 2025, based on management’s review and consultation with legal counsel, the Company is not aware of any contingent liabilities that require accrual or disclosure in the consolidated financial statements.

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

True Wireless and SurgePays – Litigation

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various dispositive motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. Defendants then filed additional dispositive motions on Plaintiffs’ claims in tort and equity, which the Court granted in part based on its prior rulings. Plaintiffs took the position the Court granting Defendants’ dispositive motions on these material issues only leaves partial contract claims that are inextricably intertwined with the remaining claims and defenses. Plaintiffs sought a certified interlocutory appeal of the Court’s orders. On March 10, 2025, the Oklahoma Supreme Court entered an order denying Plaintiffs’ Petition for Certiorari to review the certified interlocutory appeal. The case will now proceed in the district court on the parties’ remaining claims. Both parties have filed motions for summary judgment on the remaining claims, which will be decided in Fall of 2025. Presently, there is no trial date. An attempt at mediation in July 2022 did not achieve a settlement. Any further settlement discussions will occur in the context of Defendants having prevailed on the majority of Plaintiffs’ claims.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections responded by filing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. Surge Pays elected to dismiss its complaint without prejudice and of re-filed the matter in the District Court of Oklahoma County, Oklahoma at Case No. CJ-2025-810. The matter is in the early stages of discovery.

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

All claims against all parties have been adjudicated by the Court. SurgePays filed a Motion for New Trial, which was denied by the Court on February 20, 2025.  SurgePays’ has filed an appeal of the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and summary judgment for Misty Garrett. At this stage, no attempts at settlement have been made.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 9 – Stockholders’ Equity

At June 30, 2025, the Company had three (3) classes of stock:

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At June 30, 2025, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

Equity Transactions for the Six Months Ended June 30, 2025

Treasury Stock

The Company repurchased 333,333 shares of its common stock from a convertible note payable holder for $999,999 ($3/share). In connection with the transaction, the principal balance of the related convertible note was increased by $999,999. See Note 5.

Equity Transactions for the Years Ended December 31, 2024

Stock Issued for Cash - Capital Raise

The Company issued 3,080,356 shares of common stock for gross proceeds of $17,249,994 ($5.60/share).

In connection with the capital raise, the Company paid cash as direct offering costs totaling $1,395,000, resulting in net proceeds of $15,854,994.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Effective October 2024, the Company ceased its share repurchase program.

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

For the three months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $119,769 and $729,363, respectively, related to vesting.

For the six months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $239,538 and $1,458,725, respectively, related to vesting.

Board Directors

2025 Grant

In 2025, the Company granted an aggregate 150,000 shares of common stock to various members of the Board of Directors, having a fair value of $474,000 ($3.16/share), based upon the quoted closing trading price.

The shares will vest at the earlier to occur:

-	Board Member no longer serves in that capacity for any reason, except for reasons related to cause,
-	Occurrence of a change in control; and
-	August 2028

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company records stock compensation expense over the vesting period. All shares are expected to vest in accordance with the terms of the employment agreement.

For the three months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $35,350 and $25,975, respectively, related to vesting.

For the six months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $70,700 and $61,324, respectively, related to vesting.

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

For the three months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $0 and $1,891,704, respectively, related to vesting.

For the six months ended June 30, 2025 and 2024, the Company recognized stock compensation expense of $0 and $2,522,272, respectively, related to vesting.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

For the six months ended June 30, 2024, the Company recognized stock compensation expense of $446,047, related to vesting.

Total Compensation Expense due to Vesting

For the three months ended June 30, 2025 and 2024, the Company recognized total stock compensation expense of $155,119 and $2,981,577, related to all arrangements with vesting.

For the six months ended June 30, 2025 and 2024, the Company recognized total stock compensation expense of $310,238 and $4,478,994, related to all arrangements with vesting.

The following is a summary of the Company’s non-vested shares at June 30, 2025 and December 31, 2024.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2023	695,000	$5.24
Granted	644,640	7.60
Vested	(1,000,000)	6.55
Cancelled/Forfeited	-	-
Balance - December 31, 2024	339,640	5.03
Granted	150,000	3.16
Vested	-	-
Cancelled/Forfeited	-	-
Balance - June 30, 2025	489,640	$4.46

Unrecognized Compensation	$1,112,708

Weighted average period (years)	1.64

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at June 30, 2025 and December 31, 2024, respectively.

	CEO	CFO	Directors	Director of Human Resources/Legal	Total
Balance - December 31, 2023	-	600,000	95,000	-	695,000
Granted	500,000	-	44,640	100,000	644,640
Vested	(500,000)	(400,000)	-	(100,000)	(1,000,000)
Cancelled/Forfeited	-	-	-	-	-
Balance - December 31, 2024	-	200,000	139,640	-	339,640
Granted	-	-	150,000	-	150,000
Vested	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Balance - June 30, 2025	-	200,000	289,640	-	489,640

Unrecognized Compensation	$-	$239,538	$873,170	$-	$1,112,708

Weighted average period (years)	-	0.50	1.14	-	1.64

Stock Options

Stock option transactions for the six months ended June 30, 2025 and the year ended December 31, 2024 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	1,054,603	$1.78
Exercised	-	$-
Cancelled/Forfeited	(9,798)	$6.45
Outstanding - December 31, 2024	1,166,081	$2.37	6.85	$-
Vested and Exercisable - December 31, 2024	1,166,081	$2.37	6.85	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - June 30, 2025	1,166,081	$2.37	6.36	$1,402,622
Vested and Exercisable - June 30, 2025	1,166,081	$2.37	6.36	$1,402,622
Unvested and non-exercisable - June 30, 2025	-	$-	-	$-

Six Months Ended June 30, 2025

No activity.

Years Ended December 31, 2024

Stock Options - Related Party – Chief Financial Officer

The remaining 5,101 stock options vested, and the related expense was $6,196.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The fair value of these stock options was determined using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	106%
Expected dividends	0%
Risk free interest rate	3.88%

Stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows:

Three months ended June 30,		Six months ended June 30,
2025	2024	2025	2024
$-	$-	$-	$6,196

Warrants

Warrant activity for the six months ended June 30, 2025 and the year ended December 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(3,524,945)	$4.86
Outstanding - December 31, 2024	96,000	$4.73	0.37	$-
Vested and Exercisable - December 31, 2024	96,000	$4.73	0.37	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	700,000	$6.00
Exercised	-	$-
Cancelled/Forfeited	(93,000)	$4.73
Outstanding - June 30, 2025	703,000	$5.99	4.85	$-
Vested and Exercisable - June 30, 2025	703,000	$5.99	4.85	$-
Unvested and non-exercisable - June 30, 2025	-	$-	-	$-

See Note 6 regarding convertible note payable issued with 700,000 warrants.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Segment information for the Company’s operations for the three and six months ended June 30, 2025 and 2024, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Mobile Virtual Network Operators	$2,273,706	$12,503,507	$4,559,530	$41,396,096
Point-of-Sale and Prepaid Services	9,244,460	2,576,820	17,536,066	5,107,409
Other Corporate Overhead	-	5,372	-	11,329
Total	$11,518,166	$15,085,699	$22,095,596	$46,514,834

Cost of revenues
Mobile Virtual Network Operators	$4,383,538	$16,013,697	$9,573,155	$36,773,896
Point-of-Sale and Prepaid Services	9,788,813	2,509,116	18,118,971	4,990,922
Other Corporate Overhead	481	5,961	481	10,425
Total	$14,172,832	$18,528,774	$27,692,607	$41,775,243

Operating expenses
Mobile Virtual Network Operators	$285,526	$34,548	$881,752	$69,379
Point-of-Sale and Prepaid Services	658,727	779,225	1,565,723	1,498,590
Other Corporate Overhead	3,211,590	6,619,205	6,345,926	12,295,814
Total	$4,155,843	$7,432,978	$8,793,401	$13,863,783

Income (loss) from operations
Mobile Virtual Network Operators	$(2,395,358)	$(3,544,738)	$(5,895,378)	$4,552,821
Point-of-Sale and Prepaid Services	(1,203,081)	(711,521)	(2,148,108)	(1,382,103)
Other Corporate Overhead	(3,212,070)	(6,619,794)	(6,346,926)	(12,294,910)
Total	$(6,810,509)	$(10,876,053)	$(14,390,412)	$(9,124,192)

Segment information for the Company’s assets and liabilities at June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024

Total Assets
Mobile Virtual Network Operators	$5,690,101	$8,472,349
Point-of-Sale and Prepaid Services	5,040,231	4,884,817
Other Corporate Overhead	4,485,077	10,618,839
Total	$15,215,409	$23,976,005

Total Liabilities
Mobile Virtual Network Operators	$1,835,032	$1,505,400
Point-of-Sale and Prepaid Services	696,235	103,612
Other Corporate Overhead	12,622,750	7,105,380
Total	$15,154,017	$8,714,392

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Note 11 – Subsequent Event

At the Market Offering - Financing

In August 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock (subject to certain limitations in the ATM Agreement) to or through Titan, acting as sales agent and/or principal. Under the Prospectus Supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $15,000,000, which is within the Company’s current “baby shelf” limitations under General Instruction I.B.6. of Form S-3. The Company intends to utilize the ATM Agreement, when appropriate, to fund working capital needs on an ongoing basis.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of June 30, 2025 and 2024 and for the three and six months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

About SurgePays, Inc.

SurgePays, Inc (“SurgePays,” “we” the “Company”) was incorporated in Nevada on August 18, 2006 is a financial technology and telecom company focused on providing these essential services to the underbanked community. We were previously known as North American Energy Resources, Inc. and KSIX Media Holdings, Inc. Prior to April 27, 2015, we operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, NAER. On April 27, 2015, NAER entered into a Share Exchange Agreement with KSIX Media whereby KSIX Media became a wholly owned subsidiary of NAER and which resulted in the shareholders of KSIX Media owning approximately 90% of the voting stock of the surviving entity. While we continued the oil and gas operations of NAER following this transaction, on August 4, 2015, we changed its name to KSIX Media Holdings, Inc. On December 21, 2017, we changed its name to Surge Holdings, Inc. to better reflect the diversity of its business operations. We changed our name to SurgePays, Inc. on October 29, 2020.

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

Our Business Segments

SurgePays operates through two primary business segments, each strategically designed to meet the diverse needs of our customers. These segments are driven by independent technology platforms that also function synergistically to foster mutual growth:

●	MVNO Wireless Services: Providing reliable, affordable prepaid wireless services.

●	Point-of-Sale and Prepaid Services: Offering Point-of-sale (“POS”) transaction and marketing technology.

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

MVNO Wireless Services

SurgePays’ Mobile Virtual Network Operator (MVNO) business delivers high-speed, reliable, and affordable wireless services by leveraging agreements with national telecom leaders. Generating $43,450,244 of year ended December 31, 2024 operating revenue, we believe this segment will be central to our growth, offering subsidized and prepaid options to meet diverse financial needs.

Mobile Wireless Services:

● LinkUp Mobile: A prepaid wireless offering targeting customers seeking affordable, no-contract plans with nationwide coverage, including U.S., Mexico, and Canada roaming. SurgePays sells low-cost SIM kits and devices through a retail distribution network of over 9,000 convenience stores and online channels.

● Torch Wireless: A subsidized Lifeline brand serving low-income consumers across eligible states. SurgePays offers federally supported wireless service under the Lifeline program, which provides a monthly reimbursement per qualifying subscriber. In California, the combined federal and state support results in one of the most attractive reimbursement rates nationally ($28.25/subscriber).

SurgePays’ MVNO subscriber acquisition strategy includes both in-store and online enrollments, often facilitated through third-party enrollment partners and supported by in-house systems to streamline customer onboarding and device activation.

MVNE Platform – HERO

In late 2024, SurgePays launched its HERO platform, a full-stack mobile virtual network enabler (MVNE) system designed to support the launch and management of independent MVNOs. Through a strategic agreement with AT&T, the Company gained direct access to 4G LTE and 5G networks, enabling HERO to provide:

● SIM provisioning and activation

● Billing, CRM, and subscriber management tools

● Bilingual customer service

● White-labeled infrastructure for third-party brands

● Option fulfillment, logistics, and device procurement

HERO operates on a scalable per-click revenue model and supports both traditional and subsidized wireless offerings. MVNO clients benefit from HERO’s turnkey, infrastructure-free deployment and rapid go-to-market capabilities. With multiple MVNOs launched and additional partners onboarding in 2025, the Company anticipates this platform will become a major contributor to high-margin, recurring revenue.

Point-of-Sale and Prepaid Services

SurgePays’ retail-facing segment includes prepaid top-ups, POS transaction software, and in-store marketing technology:

● Prepaid Wireless Top-Ups: SurgePays provides convenience store clerks with the ability to process top-ups across major wireless brands, handle debit/gift card activations, and facilitate bill payments. These high-frequency transactions generate recurring revenue and support customer cross-selling opportunities, such as upselling LinkUp wireless.

● ClearLine POS Technology: ClearLine is a patent-pending SaaS application that transforms existing POS terminals and screens into interactive marketing and loyalty tools. It displays QR codes, digital promotions, real-time couponing, and captures analytics to enhance merchant engagement. ClearLine integrates with major terminal providers including Clover, PAX, and Landi.

By embedding fintech services into local store ecosystems, SurgePays creates a powerful customer acquisition and data feedback loop. The Company’s retail software is compatible with thousands of independent merchant locations, positioning it to grow with minimal hardware friction.

Growth Strategies

At SurgePays, our growth strategy is simple yet powerful: leverage our strengths across business segments to drive for sustainable, scalable growth. Each business unit and service is aligned with our mission to create lasting value, enabling us to be strategically positioned for our goal of long-term profitability.

Our current growth initiatives include:

● Scaling Lifeline enrollments in California and other high-subsidy states

● Expanding prepaid retail distribution across rural and multicultural markets

● Enabling wireless service launches for non-telecom brands through HERO

● Increasing ClearLine deployments and upselling POS features to merchants

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

COMPARISON OF THREE MONTHS ENDED June 30, 2025 AND 2024

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

We measure our performance on a consolidated basis as well as the performance of each segment.

We report our financial performance based on the following segments: Mobile Virtual Network Operators (MVNO), and Point-of-Sale and Prepaid Services (Top-up). The MVNO segment includes subsidized (Lifeline) and non-subsidized components (LinkUp Mobile). The subsidized component or Lifeline is the result of the mobile broadband (phone and internet) services provided by Torch Wireless to eligible consumers. The Point-of-Sale and Prepaid Services segment is comprised of Surge Fintech and ECS as previously shown.

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 10 – Segment Information and Geographic Data of the Notes to Financial Statements.

Revenues during the three months ended years ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Revenue	$11,518,166	$15,085,699
Cost of revenue (exclusive of depreciation and amortization)	(14,172,832)	(18,528,774)
General and administrative	(4,155,843)	(7,432,978)
Income (Loss) from operations	$(6,810,509)	$(10,876,053)

Revenue decreased overall by $3,567,533 (23.7%) from the three months ended June 30, 2024 to the three months ended June 30, 2025. The breakout was as follows:

	For the Three Months Ended June 30,
	2025	2024

Revenues:
Mobile Virtual Network Operator	$2,273,706	$12,503,507
Point-of-Sale and Prepaid Services	9,244,460	2,576,820
Other Corporate Overhead	-	5,372
Total	$11,518,166	$15,085,699

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $10,229,801 (81.8%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

The Company signed a Master Services Agreement (MSA) with TerraCom, Inc. (“TerraCom”), a wireless service provider and licensed Lifeline provider, effective October 3, 2024, in order to execute the strategy of offering Lifeline to our existing ACP subscriber base. This agreement allowed us to offer a government-subsidized program to our previous 250,000 ACP wireless subscribers. We transitioned over 80,000 subscribers to the Lifeline program during 2024. Equally important, this allows us to reignite our sales channels to acquire new Lifeline subscribers who lost their ACP service when their carrier chose to shut them off.

Point-of-Sale and Prepaid Services (Prepaid) revenues increased by $6,667,640 or 258.8% as a result of increasing our sales force and hiring of a new Director of Sales and renewed focus on this segment of the business. The Company expects this segment to continue to grow for the remainder of 2025.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives. The revenue was $0 and $0 respectively in the year ended December 31, 2024 and in the six months ended June 30, 2025 Comparison numbers for the lead generation segment are shown in the respective Other Corporate Overhead lines.

Cost of Revenue, Gross Profit and Gross Margin

For the three months ended June 30, 2025, cost of revenue for services primarily consists of data plan expenses ($1,931,585), prepaid retail expenses ($9,788,814), devices ($481,737), marketing ($368,647), advertising ($331,000) and other expenses such as royalties and call-center expenses ($1,271,049). For the three months ended June 30, 2024, cost of revenue for services primarily consists of data plan expenses ($9,011,476), devices ($1,145.609), marketing ($5,763,093), advertising ($1,377,794) and other expenses such as royalties and call-center expenses ($1,230,802).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Three Months Ended June 30,
	2025	2024
Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$4,383,538	$16,013,697
Point-of-Sale and Prepaid Services	9,789,295	2,509,116
Other Corporate Overhead	-	5,961
Total	$14,172,832	$18,528,774

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

	For the Three Months Ended June 30,
	2025	2024

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(2,109,831)	$(3,510,190)
Point-of-Sale and Prepaid Services	(544,835)	67,704
Other Corporate Overhead	-	(589)
Total	$(2,654,666)	$(3,443,075)

	For the Three Months Ended June 30,
	2025		2024

Gross Margin:
Mobile Virtual Network Operator	%	(92.8)%	(28.1)
Point-of-Sale and Prepaid Services		(5.9)	2.6
Other Corporate Overhead		-	(24.9)
Total	%	(23.0)%	(22.8)

The Company expects to continue the improvement of gross margin in the Point-of-Sale and Prepaid Services segment during 2025. Most of the cost to get Clearline ready for launch has occurred and we expect the gross margin to be positive by the end of 2025 for this revenue channel. As we continue to expand both subsidized (Lifeline) and non-subsidized products (LinkUp Mobile) of the MNVO segment in 2025, we also anticipate gross margins in the MVNO segment will increase with an aim to return to positive results.

General and administrative during the three months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Depreciation and amortization	$229,817	$289,468
Selling, general and administration	3,926,026	7,143,510
Total	$4,155,843	$7,432,978

Selling, general and administrative expenses during the three months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Contractors and consultants	$500,448	$954,777
Professional services	309,391	599,223
Compensation	1,814,269	4,421,114
Computer and internet	247,771	226,644
Advertising and marketing	14,143	11,045
Insurance	283,377	288,500
Other	756,627	642,207
Total	$3,926,026	$7,143,510

Selling, general and administrative costs (S, G & A) decreased by $3,217,484 (45.0%). The changes are discussed below:

●	Contractors and consultants expense decreased by $454,329 or 47.6% from $954,777 for the three months ended June 30, 2024 to $500,448 for the three months ended June 30, 2025. The Company decreased the spend in the period ending June 30, 2025 by over $400,000 compared to the period ending June 30, 2024, due to the reduction in advisory services specifically in the area of investment relations.

●	Professional services decreased $289,832 or 48.4% from the three months ended June 30, 2024 to the three months ended June 30, 2025 primarily due to a decrease in legal fees of $324,208. Primarily due to the legal settlement of the Consumer Attorney Marketing Group, LLC case paid in the second quarter of 2024.

●	Compensation decreased from $4,421,114 or 59.0% reduction for the three months June 30, 2024 to $1,814,269 for the three months ended June 30, 2025, primarily as a result of the change in one-time non-cash component for stock compensation for the CEO and CFO of $2,826,458 for the period ending June 30, 2025 compared to the period ending June 30, 2024.

●	Computer and internet costs increased $21,127 or 9.3% from the three months ended June 30, 2024 to the three months ended June 30, 2025. The increase was primarily the result of increased costs for Amazon Web Services (AWS) for support services related to the maintenance and cloud services.

●	Advertising and marketing costs increased to $14,143 or a 28.1% increase for the three months ended June 30, 2025 from $11,045 for the three months ended June 30, 2024, primarily additional marketing of the Clearline platform.

●	Insurance expense decreased to $283,377 or a 1.8% reduction for the three months ended June 30, 2025 from $288,500 for the three months ended June 30, 2024.

●	Other costs increased $114,419 or 17.8 % from the three months ended June 30, 2024 to the three months ended June 30, 2025. Most of the increase was related to the opening of the business process outsourcing center in San Salvador.

Other (expense) income during the three months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Interest, net	$(212,419)	$(116,722)
Interest income	7,008	-
Amortization of debt discount	(66,887)	-
Other income	-	636,868
Gain (loss) on equity investment in Centercom	-	17,711
Total other (expense) income	$(272,298)	$537,857

Interest expense increased to $212,419 in the three months ended June 30, 2025 from $116,722 in the three months ended June 30, 2024.

In connection with the issuance of the $6,999,999 convertible promissory note, the Company issued warrants to purchase 700,000 shares of common stock. The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated to be $207,640, which was recorded as a component of the total debt discount and is being amortized to interest expense over the term of the note.

The equity investment in Centercom changed by $0 in the three months ended June 30, 2025 compared to an increase of $17,711 in the three months ended June 30, 2024. As of December 31, 2024, The Company determined that it would no longer utilize the Business Process Outsourcing (BPO) services of CenterCom. As of December 31, 2024, the Company assessed its investment in CenterCom and determined there was an impairment. Factors leading to this decision included a change in ownership and large reduction in human capital. As a result, CenterCom was materially impacted and could no longer continue its operations.

Provision for income tax benefit (expense) during the three months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Current	$-	$5,000
Deferred	-	2,542,000
Total provision (benefit)	$-	$2,547,000

COMPARISON OF SIX MONTHS ENDED June 30, 2025 AND 2024

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the consolidated results of operations, stockholders’ deficit, or cash flows.

We measure our performance on a consolidated basis as well as the performance of each segment.

We report our financial performance based on the following segments: Mobile Virtual Network Operators (MVNO), and Point-of-Sale and Prepaid Services (Top-up). The MVNO segment is further broken down into subsidized (Lifeline) and non-subsidized components (LinkUp Mobile). The subsidized component or Lifeline is the result of the mobile broadband (phone and internet) services provided by Torch Wireless to eligible consumers. The Point-of-Sale and Prepaid Services segment is comprised of Surge Fintech and ECS as previously shown.

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 10 – Segment Information and Geographic Data of the Notes to Financial Statements.

Revenues during the six months ended years ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Revenue	$22,095,596	$46,514,834
Cost of revenue (exclusive of depreciation and amortization)	(27,692,607)	(41,775,243)
General and administrative	(8,793,401)	(13,863,783)
Loss from operations	$(14,390,412)	$(9,124,192)

Revenue decreased overall by $24,419,238 (52.5%) from the six months ended June 30, 2024 to the six months ended June 30, 2025. The breakout was as follows:

	For the Six Months Ended June 30,
	2025	2024

Revenues:
Mobile Virtual Network Operator	$4,559,530	$41,396,096
Point-of-Sale and Prepaid Services	17,536,066	5,107,409
Other Corporate Overhead	-	11,329
Total	$22,095,596	$46,514,834

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $36,836,567 (89.0%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

The Company signed a Master Services Agreement (MSA) with TerraCom, Inc. (“TerraCom”), a wireless service provider and licensed Lifeline provider, effective October 3, 2024, in order to execute the strategy of offering Lifeline to our existing ACP subscriber base. This agreement allowed us to offer a government-subsidized program to our previous 250,000 ACP wireless subscribers. We transitioned over 80,000 subscribers to the Lifeline program during 2024. Equally important, this allows us to reignite our sales channels to acquire new Lifeline subscribers who lost their ACP service when their carrier chose to shut them off.

Point-of-Sale and Prepaid Services (Prepaid) revenues increased by $12,428,657 as a result of increasing our sales force and hiring of a new Director of Sales and renewed focus on this segment of the business. The Company expects this segment to continue to grow for the remainder of 2025.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives. The revenue was $0 and $0 respectively in the year ended December 31, 2024 and in the six months ended June 30, 2025 Comparison numbers for the lead generation segment are shown in the respective Other Corporate Overhead lines.

Cost of Revenue, Gross Profit and Gross Margin

For the six months ended June 30, 2025, cost of revenue for services primarily consists of data plan expenses ($4,790,868), prepaid retail expenses ($18,118,971), devices ($873,276), marketing ($493,368), advertising ($847,778) and other expenses such as royalties and call-center expenses ($2,568,346). For the six months ended June 30, 2024, cost of revenue for services primarily consists of data plan expenses ($17,990,820), devices ($4,826,022), marketing ($11,562,415), advertising ($4,315,402) and other expenses such as royalties and call-center expenses ($3,080,584).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Six Months Ended June 30,
	2025	2024
Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$9,573,155	$36,773,896
Point-of-Sale and Prepaid Services	18,118,971	4,990,922
Other Corporate Overhead	481	10,425
Total	$27,692,607	$41,775,243

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

	For the Six Months Ended June 30,
	2025	2024

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(5,013,626)	$4,622,200
Point-of-Sale and Prepaid Services	(583,385)	116,487
Other Corporate Overhead	-	904
Total	$(5,597,011)	$4,739,591

	For the Six Months Ended June 30,
	2025		2024

Gross Margin:
Mobile Virtual Network Operator	%	(110.0)%	11.2
Point-of-Sale and Prepaid Services		(3.3)	2.3
Other Corporate Overhead		-	39.2
Total	%	(25.3)%	10.2

The Company expects to continue the improvement of gross margin in the Point-of-Sale and Prepaid Services segment during 2025. Most of the cost to get Clearline ready for launch has occurred and we expect the gross margin to be positive by the end of 2025 for this revenue channel. As we continue to expand both subsidized (Lifeline) and non-subsidized products (LinkUp Mobile) of the MNVO segment in 2025, we also anticipate gross margins in the MVNO segment will increase with an aim to return to positive results.

General and administrative during the six months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Depreciation and amortization	$479,391	$578,935
Selling, general and administration	8,314,010	13,284,848
Total	$8,793,401	$13,863,783

Selling, general and administrative expenses during the six months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Contractors and consultants	$1,345,542	$2,179,656
Professional services	475,204	1,302,670
Compensation	3,544,709	7,609,142
Computer and internet	506,857	436,191
Advertising and marketing	37,623	27,851
Insurance	566,580	572,375
Other	1,837,495	1,156,963
Total	$8,314,010	$13,284,848

Selling, general and administrative costs (S, G & A) decreased by $4,970,838 (37.4%). The changes are discussed below:

●	Contractors and consultants expense decreased by $834,114 or 38.3% from $2,179,656 for the six months ended June 30, 2024 to $1,345,542 for the six months ended June 30, 2025. The Company decreased the spend in the period ending June 30, 2025 compared to the period ending June 30, 2024, with a reduction in spend of $911,742 in common stock issued for services and advisory services the area of investment relations.

●	Professional services decreased $827,466 or 63.5% from the six months ended June 30, 2024 to the six months ended June 30, 2025 primarily due to a decrease in legal fees of $877,734.

●	Compensation decreased from $7,609,142 or a 53.4% reduction for the six months June 30, 2024 to $3,544,709 for the six months ended June 30, 2025, primarily as a result of change in one-time non-cash component for stock compensation for the CEO and CFO of $4,168,756 for the period ending June 30, 2025 compared to the period ending June 30, 2024

●	Computer and internet costs increased $70,666 or 16.2% from the six months ended June 30, 2024 to the six months ended June 30, 2025. The increase was primarily the result of increased programming and support services related Amazon Web Services (AWS).

●	Advertising and marketing costs increased to $37,623 or a 35.1% increase for the six months ended June 30, 2025 from $27,851 for the six months ended June 30, 2024, primarily additional marketing of the Clearline platform.

●	Insurance expense increased to $566,580 or a 1.0% reduction for the six months ended June 30, 2025 from $572,375 for the six months ended June 30, 2024.

●	Other costs increased $680,532 or 58.8 % from the six months ended June 30, 2024 to the six months ended June 30, 2025. Most of the increase was related to sales tax in various states.

Other (expense) income during the six months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Interest expense	$(331,853)	$(249,305)
Interest income	64,267	-
Amortization of debt discount	(66,887)
Other income	6,785	636,868
Gain (loss) on equity investment in Centercom		33,864
Total other (expense) income	$(327,688)	$421,427

Interest expense increased to $331,853 in the six months ended June 30, 2025 from $249,305 in the six months ended June 30, 2024.

In connection with the issuance of the $6,999,999 convertible promissory note, the Company issued warrants to purchase 700,000 shares of common stock. The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated to be $207,640, which was recorded as a component of the total debt discount and is being amortized to interest expense over the term of the note.

The equity investment in Centercom changed by $0 in the six months ended June 30, 2025 compared to an increase of $33,864 in the six months ended June 30, 2024. As of December 31, 2024, The Company determined that it would no longer utilize the Business Process Outsourcing (BPO) services of CenterCom. As of December 31, 2024, the Company assessed its investment in CenterCom and determined there was an impairment. Factors leading to this decision included a change in ownership and large reduction in human capital. As a result, CenterCom was materially impacted and could no longer continue its operations.

Provision for income tax benefit (expense) during the six months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
Current	$-	$135,000
Deferred	-	2,835,000
Total provision (benefit)	$-	$2,970,000

Equity Transactions for the Six Months Ended June 30, 2025

Treasury Stock

The Company repurchased 333,333 shares of its common stock from a convertible note payable holder for $999,999 ($3/share). In connection with the transaction, the principal balance of the related convertible note was increased by $999,999.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Company evaluated the performance of its operating segments based on revenues and operating income (loss). Segment information for the three months ended June 30, 2025 and 2024, are as follows:

Segment information for the Company’s operations for the three and six months ended June 30, 2025 and 2024, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Mobile Virtual Network Operators	$2,273,706	$12,503,507	$4,559,530	$41,396,096
Point-of-Sale and Prepaid Services	9,244,460	2,576,820	17,536,066	5,107,409
Other Corporate Overhead	-	5,372	-	11,329
Total	$11,518,166	$15,085,699	$22,095,596	$46,514,834

Cost of revenues
Mobile Virtual Network Operators	$4,383,537	$16,013,697	$9,573,155	$36,773,896
Point-of-Sale and Prepaid Services	9,789,295	2,509,116	18,119,452	4,990,922
Other Corporate Overhead	-	5,961	-	10,425
Total	$14,172,832	$18,528,774	$27,692,607	$41,775,243

Operating expenses
Mobile Virtual Network Operators	$285,526	$34,548	$881,752	$69,379
Point-of-Sale and Prepaid Services	658,727	779,225	1,565,723	1,498,590
Other Corporate Overhead	3,211,590	6,619,205	6,345,926	12,295,814
Total	$4,155,843	$7,432,978	$8,793,401	$13,863,783

Income (loss) from operations
Mobile Virtual Network Operators	$(2,395,357)	$(3,544,738)	$(5,895,377)	$4,552,821
Point-of-Sale and Prepaid Services	(1,203,562)	(711,521)	(2,148,109)	(1,382,103)
Other Corporate Overhead	(3,211,590)	(6,619,794)	(6,346,926)	(12,294,910)
Total	$(6,810,509)	$(10,876,053)	$(14,390,412)	$(9,124,192)

Segment information for the Company’s assets and liabilities at June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024

Total Assets
Mobile Virtual Network Operators	$5,690,101	$8,472,349
Point-of-Sale and Prepaid Services	5,040,231	4,884,817
Other Corporate Overhead	4,485,077	10,618,839
Total	$15,215,409	$23,976,005

Total Liabilities
Mobile Virtual Network Operators	$1,835,032	$1,505,400
Point-of-Sale and Prepaid Services	696,235	103,612
Other Corporate Overhead	12,622,750	7,105,380
Total	$15,154,017	$8,714,392

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Mobile Virtual Network Operator

The MVNO revenue for the three months ended June 30, 2025 decreased by $10,229,801 as compared to the three months ended June 30, 2024. Cost of revenues for the three months ended June 30, 2025, decreased by $11,630,159 from the same period ended June 30, 2024, as a result of the lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

The MVNO revenue for the six months ended June 30, 2025 decreased by $36,836,567 as compared to the six months ended June 30, 2024. Cost of revenues for the six months ended June 30, 2025, decreased by $27,200,741 from the same period ended June 30, 2024, as a result of the lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

Point-of-Sale and Prepaid Services

The revenue for the three months ended June 30, 2025 was $9,244,460 compared to $2,576,820 for the same period in 2024. The increase of 58.8% was the result of hiring new salespersons and a renewed focus on the market segment.

The revenue for the six months ended June 30, 2025 was $17,536,066 compared to $5,107,409 for the same period in 2024. The increase of 243.3% was the result of hiring new salespersons and a renewed focus on the market segment.

Overall

The overall decrease in revenue of $24,419,238 from 2024 to 2025 for the six months ended June 30, can be attributed to the elimination of the ACP during the first half of 2024.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2025 and December 31, 2024, our current assets were $9,694,382 and $17,870,323, respectively, and our current liabilities were $8,702,069 and $6,059,476, respectively, which resulted in a working capital surplus of $992,313 and of $11,810,847, respectively.

Total assets at June 30, 2025 and December 31, 2024 amounted to $15,215,409 and $23,976,005, respectively. Total assets decreased by $8,760,596 from December 31, 2024 to June 30, 2025. At June 30, 2025, assets consisted of current assets of $9,694,382, net property and equipment of $457,195, net intangible assets of $1,145,756, goodwill of $3,300,000, note receivable of $176,851 and operating lease right of use asset of $441,225, compared to at December 31, 2024, current assets of $17,870,323, net property and equipment of $591,088, net intangible assets of $1,472,962, goodwill of $3,300,000, note receivable of $176,851, and operating lease right of use asset of $564,781.

At June 30, 2025, our total liabilities were $15,154,017 compared to total liabilities of $8,714,392 at December 31, 2024. This $6,439,625 increase was related to on May 12, 2025, the Company entered into a Senior Secured Note Purchase Agreement with Funicular Funds, LP (the “Investor”), pursuant to which the Company issued a Senior Secured Convertible Note in the original principal amount of $6,999,999 (the “Note”). The transaction resulted in net cash proceeds of $6,000,000 to the Company and included the repurchase of 333,333 shares of the Company’s common stock from the Investor at $3/share. These repurchased shares will be cancelled and retired, and the corresponding shares will not be returned to the pool of authorized but unissued shares, and remain as treasury stock. We have also entered into an At The Market Offering Agreement (the “ATM Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), pursuant to which the Company may offer and sell shares of its common stock (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Titan, acting as sales agent and/or principal. In accordance with the terms of the ATM Agreement, under the Prospectus Supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $15,000,000, from time to time, to or through Titan, which is within the Company’s current “baby shelf” limitations under General Instruction I.B.6. of Form S-3. We plan to utilize the ATM Agreement when appropriate to fund our working capital needs on an ongoing basis.

At June 30, 2025, our total stockholders’ equity was $61,392 as compared to $15,261,613 at December 31, 2024.

The following table sets forth the major sources and uses of cash for the six months ended June 30, 2025 and 2024.

	2025	2024

Net cash provided by operating activities	$(13,082,419)	$(90,112)
Net cash used in investing activities	(18,590)	-
Net cash provided by (used in) financing activities	4,715,069	23,902,632
Net change in cash and cash equivalents	$(8,385,940)	$23,812,520

Net cash used in operating activities for the six months ended June 30, 2025, was primarily due to the net loss for the period of $14,718,100.

Net cash used in investing activities for the six months ending June 30, 2025 was primarily due to payment for leases.

Net cash used for financing activities for the six months ended June 30, 2025 is primarily due to proceeds from a convertible note.

As a result of net negative cash provided by operating activities and investing activities in 2025, our overall cash decreased in 2025 by $8,385,940, compared to an increase of cash in 2024 primarily driven by net cash provided for by a capital raise and exercise of warrants $23,812,520.

At June 30, 2025, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 6 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 6 to the Consolidated Financial Statements.

Related party transactions - See Note 2 to the Consolidated Financial Statements for additional discussion.

Cash requirements and capital expenditures – As we transition from the end of the ACP program in 2024 and the reduction in total revenues and margins, we may not have sufficient resources to continue to fund operations for the next twelve months without additional funding.

In order to fund the expected growth and on-going expenses, we plan to selectively use the ATM agreement previously disclosed. In addition, we have suspended the monthly payment on the related party note (see Note 6) until further notice. We are currently exploring various strategic opportunities; however, we have no commitments at this time and no known timing as to when any transaction may occur. We will only pursue options that we believe are in the best interest of, and on the best terms for, the Company. We believe these cash sources will be sufficient to get the Company to the fourth quarter of 2025, at which time we expect to return to profitability and generate enough cash flow to fund on-going operations.

The Company kicked off several initiatives in April of 2025. We have begun the launch of LinkUp Mobile SIM (subscriber identity module) cards into the national retail market. LinkUp Mobile has also launched its phone in a box program. Thousands of phones have already been purchased by convenience stores, which we believe is a positive sign for our future capabilities. Torch Wireless, supported by the Lifeline program, is now actively expanding its subscriber base in the state of California. This development is noteworthy for the growth of the Torch offering, as California provides an additional revenue incentive for its subscribers and has a large potential subscriber base. The wholesale MVNE (Mobile Virtual Network Enabler) leveraging technology and industry expertise has allowed us to expand services as a Mobile Network Enabler. Leveraging our direct carrier relationship, we offer billing, provisioning, SIM cards, and services to wireless companies lacking direct carrier access. Two such companies have already embraced this offering, and we anticipate more to join in the near future. We believe the MVNE solution will continue to uniquely position us for additional rapid growth into the subscriber activation channel by enabling other wireless companies who lack a direct carrier relationship. Clear-line has launched a comprehensive code management campaign, providing services to over 1,600 convenience stores. In addition to this new business venture, Shortcode, the ability to dynamic content and features into posts, pages and widgets, has been provisioned with all carriers in preparation for a national campaign scheduled to launch in July.

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

Significant estimates during the six months ended June 30, 2025 and 2024, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of June 30, 2025, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The following is a summary of threatened, pending, asserted or unasserted claims against us or any of our wholly owned subsidiaries for which there have been material developments:.

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

76

(2)

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.: In the District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various dispositive motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. Defendants then filed additional dispositive motions on Plaintiffs’ claims in tort and equity, which the Court granted in part based on its prior rulings. Plaintiffs took the position the Court granting Defendants’ dispositive motions on these material issues only leaves partial contract claims that are inextricably intertwined with the remaining claims and defenses. Plaintiffs sought a certified interlocutory appeal of the Court’s orders. On March 10, 2025, the Oklahoma Supreme Court entered an order denying Plaintiffs’ Petition for Certiorari to review the certified interlocutory appeal. The case will now proceed in the district court on the parties’ remaining claims. Both parties have filed motions for summary judgment on the remaining claims, which will be decided in Fall of 2025. Presently, there is no trial date. An attempt at mediation in July 2022 did not achieve a settlement. Any further settlement discussions will occur in the context of Defendants having prevailed on the majority of Plaintiffs’ claims.

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

All claims against all parties have been adjudicated by the Court. SurgePays filed a Motion for New Trial, which was denied by the Court on February 20, 2025.  SurgePays’ has filed an appeal of the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and summary judgment for Misty Garrett. At this stage, no attempts at settlement have been made.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2025, the Company entered into a Senior Secured Note Purchase Agreement with Funicular Funds, LP, pursuant to which the Company issued a Senior Secured Convertible Note in the original principal amount of $6,999,999 (the “Note”). The Note includes an embedded conversion option, which permits the Investor to convert the outstanding principal and accrued interest into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price of $4.00 per share. The conversion price is subject to down-round adjustment if the Company issues common stock (or equivalents) at a price below the then-current conversion price. The transaction resulted in net cash proceeds of $5,925,000 to the Company.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

For the six months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Issuer Purchases of Equity Securities

On May 12, the Company repurchased 333,333 shares of its common stock from a convertible note payable holder for $999,999 ($3/share). In connection with the transaction, the principal balance of the related convertible note was increased by $999,999.

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

SURGEPAYS, INC.
Date: August 13, 2025
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

