Form 10-Q
period 2025-09-30
SurgePays, Inc.
filed 2025-11-12
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2025 was 21,041,455 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$2,514,862	$11,790,389
Restricted cash - line of credit reserve	224,947	-
Restricted cash - held in escrow	-	1,000,000
Accounts receivable - net	4,291,222	3,000,209
Inventory	1,917,617	1,781,365
Prepaids and other	278,532	298,360
Total Current Assets	9,227,180	17,870,323

Property and equipment - net	430,352	591,088

Other Assets
Note receivable	176,851	176,851
Intangibles - net	982,606	1,472,962
Goodwill	3,300,000	3,300,000
Operating lease - right of use asset - net	377,912	564,781
Total Other Assets	4,837,369	5,514,594

Total Assets	$14,494,901	$23,976,005

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$8,335,599	$3,929,195
Accounts payable and accrued expenses - related party	200,240	192,845
Operating lease liability	227,005	248,069
Notes payable	1,822,426	-
Note payable - related party	1,968,468	1,689,367
Convertible notes payable - net	5,120,308	-
Total Current Liabilities	17,674,046	6,059,476

Long Term Liabilities
Note payable - related party	762,328	1,866,288
Notes payable - SBA government	461,248	469,396
Operating lease liability	157,183	319,232
Convertible notes payable - net	1,864,576	-
Total Long Term Liabilities	3,245,335	2,654,916

Total Liabilities	20,919,381	8,714,392

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized 20,761,231 and 20,431,549 shares issued and 20,065,278 and 20,068,929 shares outstanding, at September 30, 2025 and December 31, 2024, respectively	20,765	20,435
Additional paid-in capital	78,363,849	76,842,878
Treasury stock - at cost (695,953 and 362,620 shares, respectively)	(1,631,966)	(631,967)
Accumulated deficit	(83,122,177)	(60,915,427)
Stockholders’ equity (deficit)	(6,369,529)	15,315,919
Non-controlling interest	(54,951)	(54,306)
Total Stockholders’ Equity (Deficit)	(6,424,480)	15,261,613

Total Liabilities and Stockholders’ Equity (Deficit)	$14,494,901	$23,976,005

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$18,680,317	$4,769,697	$40,775,913	$51,284,531

Costs and expenses
Cost of revenues	21,276,771	12,602,057	48,969,378	54,377,300
General and administrative expenses	4,353,684	6,448,402	13,147,086	20,312,185
Total costs and expenses	25,630,455	19,050,459	62,116,464	74,689,485

Loss from operations	(6,950,138)	(14,280,762)	(21,340,551)	(23,404,954)

Other income (expense)
Interest expense	(424,665)	(112,814)	(756,518)	(362,119)
Loss on lease termination	-	(194,862)	-	(194,862)
Interest income	-	183,537	63,913	183,537
Other income	-	239	7,140	637,107
Unrealized gains - investments	-	38,292	-	38,292
Dividends, interest and other income - investments	-	86,626	-	86,626
Gain on investment in CenterCom	-	-	-	33,864
Amortization of debt discount	(114,492)	-	(181,379)	-
Total other income (expense) - net	(539,157)	1,018	(866,844)	422,445

Net loss before provision for income taxes	(7,489,295)	(14,279,744)	(22,207,395)	(22,982,509)

Provision for income tax benefit (expense)	-	-	-	(2,970,000)

Net loss including non-controlling interest	(7,489,295)	(14,279,744)	(22,207,395)	(25,952,509)

Non-controlling interest	(227)	(4,397)	(645)	(35,992)

Net loss available to common stockholders	$(7,489,068)	$(14,275,347)	$(22,206,750)	$(25,916,517)

Earnings per share - attributable to common stockholders
Basic	$(0.38)	$(0.73)	$(1.11)	$(1.37)
Diluted	$(0.38)	$(0.73)	$(1.11)	$(1.37)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	19,839,159	19,689,010	19,931,668	18,940,689
Diluted	19,839,159	19,689,010	19,931,668	18,940,689

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Deficit) For the Three and Nine Months Ended September 30, 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	(Deficit)

December 31, 2024	20,431,549	$20,435	$76,842,878	$(60,915,427)	362,620	$(631,967)	$(54,306)	$15,261,613

Recognition of stock based compensation - unvested shares - related parties	-	-	155,119	-	-	-	-	155,119

Non-controlling interest	-	-	-	-	-	-	(209)	(209)

Net loss	-	-	-	(7,635,084)	-	-	-	(7,635,084)

March 31, 2025	20,431,549	20,435	76,997,997	(68,550,511)	362,620	(631,967)	(54,515)	7,781,439

Recognition of stock based compensation - unvested shares - related parties	-	-	155,119	-	-	-	-	155,119

Debt discount - convertible note payable - warrants issued	-	-	207,640	-	-	-	-	207,640

Treasury stock reacquired in connection with convertible debt financing	-	-	-	-	333,333	(999,999)	-	(999,999)

Non-controlling interest	-	-	-	-	-	-	(209)	(209)

Net loss	-	-	-	(7,082,598)	-	-	-	(7,082,598)

June 30, 2025	20,431,549	20,435	77,360,756	(75,633,109)	695,953	(1,631,966)	(54,724)	61,392

Stock issued for cash	266,877	267	649,116	-	-	-	-	649,383

Cash paid as direct offering costs	-	-	(58,880)	-	-	-	-	(58,880)

Share and par value true-up	998	1	(1)	-	-	-	-	-

Stock issued for services	9,000	9	25,821	-	-	-	-	25,830

Stock issued to settle accounts payable	22,807	23	65,433	-	-	-	-	65,456

Recognition of stock based compensation - unvested shares - related parties	-	-	215,887	-	-	-	-	215,887

Debt discount - convertible note payable - stock issued	30,000	30	85,770	-	-	-	-	85,800

Debt discount - convertible note payable - warrants issued	-	-	19,947	-	-	-	-	19,947

Non-controlling interest	-	-	-	-	-	-	(227)	(227)

Net loss	-	-	-	(7,489,068)	-	-	-	(7,489,068)

September 30, 2025	20,761,231	$20,765	$78,363,849	$(83,122,177)	695,953	$(1,631,966)	$(54,951)	$(6,424,480)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	$-	$-	$154,244	$28,403,464

Stock issued for cash	3,080,356	3,081	17,246,913	-	-	-	-	17,249,994

Cash paid as direct offering costs	-	-	(1,395,000)	-	-	-	-	(1,395,000)

Exercise of warrants - cash	1,860,308	1,861	8,797,396	-	-	-	-	8,799,257

Exercise of warrants - cashless	40,238	41	(41)	-	-	-	-	-

Stock issued for services	47,386	48	411,692	-	-	-	-	411,740

Recognition of stock based compensation - unvested shares - related parties	-	-	1,497,417	-	-	-	-	1,497,417

Recognition of stock-based compensation - related party	-	-	6,196	-	-	-	-	6,196

Non-controlling interest	-	-	-	-	-	-	(12,164)	(12,164)

Net income	-	-	-	1,224,595	-	-	-	1,224,595

March 31, 2024	19,431,549	19,435	69,985,592	(13,961,608)	-	-	142,080	56,185,499

Recognition of stock based compensation - unvested shares - related parties	-	-	2,981,577	-	-	-	-	2,981,577

Non-controlling interest	-	-	-	-	-	-	(19,431)	(19,431)

Net loss	-	-	-	(12,865,765)			-	(12,865,765)

June 30, 2024	19,431,549	19,435	72,967,169	(26,827,373)	-	-	122,649	46,281,880

Recognition of stock based compensation - unvested shares - related parties	500,000	500	1,758,482	-	-	-	-	1,758,982

Treasury shares repurchased (share buy-backs)	-	-	-	-	280,770	(485,131)	-	(485,131)

Non-controlling interest	-	-	-	-	-	-	(4,397)	(4,397)

Net loss	-	-	-	(14,275,347)	-	-	-	(14,275,347)

September 30, 2024	19,931,549	$19,935	$74,725,651	$(41,102,720)	280,770	$(485,131)	$118,252	$33,275,987

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Operating activities
Net loss - including non-controlling interest	$(22,207,395)	$(25,952,509)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	669,682	693,880
Amortization of right-of-use assets	186,869	70,857
Amortization of debt discount/debt issue costs	181,379	-
Amortization of internal use software development costs	-	167,121
Stock issued for services	25,830	411,740
Recognition of stock based compensation - unvested shares - related parties	526,125	6,237,976
Recognition of share based compensation - options - related party	-	6,196
Interest expense adjustment - SBA loans	-	19,750
Right-of-use asset lease payment adjustment true up	-	(148,584)
Gain on equity method investment - CenterCom	-	(33,864)
Cash paid for lease termination	-	(212,175)
Loss on lease termination - net	-	194,862
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(1,291,013)	8,022,078
Inventory	(136,252)	683,456
Prepaids and other	19,828	(150,746)
Deferred income taxes - net	-	2,835,000
Increase (decrease) in
Accounts payable and accrued expenses	4,471,860	(5,765,152)
Accounts payable and accrued expenses - related party	7,395	(86,857)
Accrued income taxes payable	-	(470,000)
Deferred revenue	-	(20,000)
Operating lease liability	(183,113)	84,257
Net cash used in operating activities	(17,728,805)	(13,412,714)

Investing activities
Purchase of leasehold improvements	(18,590)	-
Advances made for construction-in-process costs	-	(518,189)
Purchase of investments - net	-	(10,068,506)
Net cash used in investing activities	(18,590)	(10,586,695)

Financing activities
Proceeds from stock issued for cash	649,383	17,249,994
Proceeds from exercise of common stock warrants	-	8,799,257
Cash paid as direct offering costs - common stock	(58,880)	(1,395,000)
Proceeds from issuance of notes payable	2,274,698	-
Proceeds from issuance of convertible notes payable	6,700,000	-
Cash paid as direct offering costs - convertibles note payable	(602,500)	-
Repayments of loans - related party	(824,859)	(1,132,074)
Repayments on notes payable	(657,826)	-
Repayments on notes payable - SBA government	(8,148)	(8,138)
Treasury shares repurchased (share buy-backs)	-	(485,131)
Net cash provided by financing activities	7,471,868	23,028,908

Net decrease in cash, cash equivalents and restricted cash	(10,275,527)	(970,501)

Cash, cash equivalents and restricted cash - beginning of period	12,790,389	14,622,060

Cash, cash equivalents and restricted cash - end of period	$2,514,862	$13,651,559

Supplemental disclosure of cash flow information
Cash paid for interest	$264,510	$372,579
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Reserve deposit - amount withheld from lender	$224,947	$-
Treasury stock reacquired in connection with convertible debt financing	$999,999	$-
Debt discount - convertible notes payable - original issue discount	$70,000
Debt discount - convertible notes payable - issuance of common stock	$85,800
Debt discount - convertible notes payable - issuance of warrants	$227,587
Stock issued in settlement of accounts payable	$65,456	$-
Reclassification of accrued interest - related party to note payable - related party	$-	$498,991
Exercise of warrants - cashless	$-	$41
Termination of ROU operating lease assets and liabilities	$-	$309,826
Goodwill (ClearLine Mobile, Inc.)	$-	$2,500,000
Right-of-use asset obtained in exchange for new operating lease liability	$-	$98,638

The accompanying notes are an integral part of these unaudited consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

See discussion below regarding the discontinuation of the Company’s lead generation segment in 2024.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the nine months ended September 30, 2025, the Company had:

●	Net loss available to common stockholders of $22,206,750; and
●	Net cash used in operations was $17,728,805

Additionally, at September 30, 2025, the Company had:

●	Accumulated deficit of $83,122,177
●	Stockholders’ deficit of $6,424,480; and
●	Working capital deficit of $8,446,750

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. The Company has cash on hand of $2,514,862 at September 30, 2025.

The Company has historically incurred significant losses and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations.

There can be no assurance that profitable operations will be achieved and could be sustained on a continuing basis. In making this assessment we performed a comprehensive analysis of our current circumstances including: our financial position, our cash flows and cash usage forecasts for the next twelve months, and our current capital structure including equity-based instruments and our obligations and debts.

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments. The program ceased funding on June 1, 2024. See discussion below regarding revenue recognition.

The Company believes it does not have sufficient cash resources on hand to meet its current obligations for a period that is more than one year from the issuance date of these financial statements.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

At September 30, 2025 and December 31, 2024 goodwill was $3,300,000, respectively.

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

As of September 30, 2025, the Company believes the note is collectible. See Note 8 for Contingencies – Legal Matters for additional discussion.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Revenues related to the Mobile Virtual Network Operator (SurgePhone and Torch Wireless) business segment are 100% derived from programs administered by the Federal Communications Commission (FCC), and all funds related to these programs are received directly from organizations under the direction of the FCC and subject to administrative rulings, statutory changes, and other funding restrictions that could impact the Company’s operations in this segment.

Revenues related to the Point-of-Sale and Prepaid Services business segment are derived from suppling digital top-ups to a broad base of Independent Sales Organizations (ISOs), direct dealer stores, and convenience retailers, enabling us to sell domestic and international airtime and data replenishments for multiple carriers. Top ups are purchased at a wholesale rate and resold at a retail pricing, with the Company capturing margin on each transaction.

Accounts receivable related to these programs made up 91% and 97% of accounts receivable at September 30, 2025 and December 31, 2024, respectively.

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

Significant estimates during the nine months ended September 30, 2025 and 2024, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to property and equipment and intangible assets, capitalized internal-use software development costs, related impairment assessments of long lived assets, implicit interest rate in right-of-use operating leases, uncertain tax positions, income tax payable and the valuation allowance on deferred tax assets.

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

SEPTEMBER 30, 2025

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

The Company’s financial instruments, including cash, accounts receivable, note receivable, accounts payable, and accrued expenses (including related-party amounts), are recorded at historical cost. As of September 30, 2025 and December 31, 2024, the carrying values of these instruments approximate their fair values due to their short-term nature.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

At September 30, 2025 and December 31, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Restricted Cash

At September 30, 2025, the Company had $224,947 in cash restricted under the terms of its line of credit with a third-party lender. While these funds remain under the Company’s control, they may be used to cover shortfalls related to advances under its receivables-based financing facility.

At December 31, 2024, the Company had $1,000,000 held in escrow, restricted in connection with a potential acquisition. The restriction lapsed in January 2025, and the funds were subsequently released and returned to the Company’s operating cash account.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Allowance for doubtful accounts was $0 at September 30, 2025 and December 31, 2024, respectively.

There was bad debt expense (recovery) of $0 for the three and nine months ended September 30, 2025 and 2024, respectively.

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

At September 30, 2025 and December 31, 2024, the Company had inventory of $1,917,617 and $1,781,365, respectively.

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

SEPTEMBER 30, 2025

If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

There were no impairment losses for the three and nine months ended September 30, 2025 and 2024, respectively.

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

There were no impairment losses for the three and nine months ended September 30, 2025 and 2024, respectively.

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

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

At September 30, 2025 and December 31, 2024, the Company had deferred revenue of $0, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following represents the Company’s disaggregation of revenues for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025		2024

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$10,120,653	24.82%	$41,419,705	80.76%
Point-of-Sale and Prepaid Services	30,655,260	75.18%	9,853,497	19.21%
Other Corporate Overhead	-	0.00%	11,329	0.02%
Total Revenues	$40,775,913	100.00%	$51,284,531	100.00%

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2025 and December 31, 2024, respectively, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No interest and penalties related to uncertain income tax positions were recorded for the three and nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the loss resulted in the Company being in a three-year cumulative historic loss position. As a result, the Company recorded a full valuation allowance on its deferred tax assets as of September 30, 2025 and December 31, 2024.

The Company currently has an unapplied net operating loss carryforward (deferred tax asset), which have been evaluated for applicability in offsetting current taxable net income. The Company has determined that the federal net operating loss carryforward is limited to 80% of the current year’s net taxable income. Since the Company entered a three-year cumulative loss during the nine months ended September 30, 2025, a full valuation allowance has been recorded against all net operating loss carryforwards.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following is a summary of our investment at December 31, 2024:

Balance - December 31, 2023	$464,409
Gain on investment in CenterCom	33,864
Impairment loss - CenterCom	(498,273)
Balance - December 31, 2024	$-

During the three and nine months ended September 30 2024, we recognized a gain of $0 and 33,864, respectively.

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

The Company recognized marketing and advertising costs during the three and nine months ended September 30, 2025 and 2024, respectively, as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2025	2024	2025	2024
$76,948	$14,351	$114,571	$42,202

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

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

During the nine months ended September 30, 2025, the Company reacquired 333,333 shares of treasury stock for $999,999 ($3/share), in connection with a third party convertible debt lender (See Note 6).

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Outstanding Potentially Dilutive Equity Securities

The following potentially dilutive equity securities were outstanding as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Warrants	730,000	3,571,153
Stock options	1,153,057	121,276
Total common stock equivalents	1,883,057	3,692,429

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

Sufficiency of Authorized Shares

As of September 30, 2025 and December 31, 2024, the Company has 500,000,000 authorized shares of common stock, which is sufficient to accommodate any potential exercises of common stock equivalents.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

During the nine months ended September 30, 2025 and 2024, respectively, the Company incurred expenses with a related party (annual rental agreement) in the normal course of business as follows:

Related Party	September 30, 2025	September 30, 2024
Carddawg Investments, Inc.	124,767	124,767	1
Total	$124,767	$124,767

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Recently Not Yet Adopted Accounting Standards

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses.

The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted.

The Company has evaluated ASU 2025-05 and does not expect the standard to have a material impact on its financial condition, results of operations, or cash flows.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	September 30, 2025	December 31, 2024	Lives (Years)

Computer equipment and software	$1,135,178	$1,135,178	3 - 5
Leasehold improvements	324,901	306,311	5
Furniture and fixtures	165,738	165,738	5 - 7
	1,625,817	1,607,227
Less: accumulated depreciation/amortization	(1,195,465)	(1,016,139)
Property and equipment - net	$430,352	$591,088

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Depreciation and amortization expense for the three months ended September 30, 2025 and 2024, were $26,839 and $282,067, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2025 and 2024, were $179,322 and $861,001, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	September 30, 2025	December 31, 2024	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(4,770,914)	(4,280,558)
Intangibles - net	$982,606	$1,472,962

Amortization expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended
3 months ended	September 30, 2025	September 30, 2024
	$163,377	$163,377

	Nine Months Ended
9 months ended	September 30, 2025	September 30, 2024
	$490,131	$490,131

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:
2025 (3 months)	163,377
2026	653,508
2027	165,721
Total	$982,606

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

Type	December 31, 2024

Internal use software development costs	$668,484
Less: accumulated amortization	(351,890)
Less: impairment loss	(316,594)
Internal Use Software Development Costs - net	$-

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

For the three months ended September 30, 2024, amortization of internal software development costs was $55,707.

For the nine months ended September 30, 2024, amortization of internal software development costs was $167,121.

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, convertible notes payable and notes payable, key terms, and outstanding balances at September 30, 2025 and December 31, 2024, respectively:

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(3,532)	(7,345)	(10,877)
Balance - December 31, 2024	143,949	325,447	469,396
Repayments	(2,470)	(5,678)	(8,148)
Balance - September 30, 2025	$141,479	$319,769	$461,248

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Notes Payable – Related Parties

The following is a summary of the Company’s Notes Payable - Related Parties:

	1	1	Total
Balance - December 31, 2023	-	4,584,563	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-
Reclassification of accrued interest payable into one single note	498,991	-	498,991
Repayments	(1,527,899)	-	(1,527,899)
Balance - December 31, 2024	3,555,655	-	3,555,655
Repayments	(824,859)	-	(824,859)
Balance - September 30, 2025	$2,730,796	$-	$2,730,796

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

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

Due to the Company’s current cash flow shortfall, payments under this note were temporarily suspended at the request of the Company’s Chief Executive Officer, beginning in July 2025. Management is evaluating options to restructure or resume payments in future periods.

The following is a detail of the Company’s Notes Payable - Related Party:

Note Payable - Related Party
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	September 30, 2025	December 31, 2024
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	Unsecured	$2,730,796	$3,555,655
					Short Term	1,968,468	1,689,367
					Long Term	$762,328	$1,866,288

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Senior Secured Convertible Notes and Warrants

The following is a summary of the Company’s Convertible Note Payable:

	Note #1	Note #2	Total
Balance - December 31, 2024	$-	$-	$-
Proceeds from issuance of note	6,000,000	770,000	6,770,000
Increase in note balance - common stock repurchase ($3/share)	999,999	-	999,999
Debt discount	(802,640)	(163,300)	(965,940)
Amortization of debt discount	167,217	13,608	180,825
Balance - September 30, 2025	$6,364,576	$620,308	$6,984,884

Unamortized debt discount	$635,423	$149,692	$785,115

The following is a detail of the Company’s Convertible Notes Payable:

Convertible Notes Payable - Net
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	September 30, 2025	December 31, 2024
Note #1	May 12, 2025	May 12, 2027	15.00%	15.00%	All assets	$6,999,999	$-
Note #2	September 29, 2025	September 29, 2026	15.00%	15.00%	Unsecured	770,000	-
					Less: unamortized debt discount	(785,115)	-
					Convertible notes payable - net	6,984,884	-
					Short Term	5,120,308	-
					Long Term	$1,864,576	$-

Note #1- Convertible Note Issuance and Warrants

On May 12, 2025, the Company entered into a two-year (2) Senior Secured Note Purchase Agreement with Funicular Funds, LP (the “Investor”), pursuant to which the Company issued a Senior Secured Convertible Note in the original principal amount of $6,999,999 (the “Note”). The transaction resulted in net cash proceeds of $6,000,000 to the Company and included the repurchase of 333,333 shares of the Company’s common stock from the Investor at $3/share. These repurchased shares will be cancelled and retired, and the corresponding shares will not be returned to the pool of authorized but unissued shares, and remain as treasury stock. See Note 9.

The Note is secured by a first-priority lien on substantially all of the Company’s and its subsidiaries’ assets pursuant to a Security and Pledge Agreement, and is fully guaranteed by certain subsidiaries of the Company.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note #2- Convertible Note Issuance

On September 25, 2025, the Company entered into a one-year (1) unsecured Note Purchase Agreement with LGH Investments, LLC (the “Investor”), pursuant to which the Company issued a Convertible Note in the original principal amount of $770,000 (the “Note”).

Interest and Amortization Terms

The Note accrues interest at a rate of 8% per annum, with a default rate of 22%.

The Company is required to make payments as follows:

May 25, 2026	$166,320
June 25, 2026	$166,320
July 25, 2026	$166,320
August 25, 2026	$166,320
September 25, 2026	All remaining amounts due under the note.

Embedded Conversion Features

The Note contains embedded conversion features that allow the Investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at the following terms:

● First tranche: $207,900 of principal and accrued interest convertible at $4.00 per share;

● Second tranche: $208,000 of principal and accrued interest convertible at $6.00 per share; and

● Third tranche: the remaining principal and accrued interest convertible at $6.00 per share; however, upon the occurrence of an event of default, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date.

All three tranches are immediately exercisable at the Investor’s option at their respective fixed conversion prices. The fixed conversion prices are subject to customary anti-dilution adjustments for stock splits, stock dividends, or recapitalizations. The Company may also, subject to specified price and volume conditions and with the prior written consent of the Investor, effect a mandatory conversion of all or a portion of the Note into common stock.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Accounting Treatment

The Company evaluated the embedded conversion features in accordance with ASU 2020-06, ASC 815-10-15-74(a) and ASC 815-40 to determine whether bifurcation and separate recognition as derivative liabilities were required. The conversion options were determined to be conventional fixed-price features that are indexed solely to the Company’s common stock and meet the “fixed-for-fixed” criteria under ASC 815-40-15. Accordingly, these features qualify for the scope exception from derivative accounting.

All three tranches contain fixed conversion prices of either $4.00 or $6.00 per share prior to the occurrence of an event of default, along with a contingent variable conversion feature based on 85% of the Company’s VWAP that becomes exercisable only upon an event of default. Management assessed the likelihood of such an event and concluded that the probability of default is remote, based on the Company’s history of compliance with its debt obligations and continued access to capital markets.

Because the variable conversion feature is contingent on an event considered remote, and the conversion terms under all probable scenarios remain fixed, the Company determined that the embedded conversion features, including the contingent variable option, are clearly and closely related to the debt host and qualify for the equity scope exception under ASC 815-10-15-74(a). As a result, the Note is accounted for in its entirety as a debt instrument.

The Company reassesses the probability of default at each reporting date. If circumstances change such that an event of default is no longer considered remote, the contingent variable conversion feature would be bifurcated and recognized as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings. Any such liability would be limited to the fair value of the contingent conversion option.

As of September 30, 2025, the Company was in compliance with all terms and conditions of the Note.

Debt Discount

In connection with the issuance of the $770,000 convertible promissory note, the note had an original issue discount of $70,000. The Company also incurred $7,500 in professional fees related to the financing. The transaction resulted in net cash proceeds of $692,500 to the Company.

The debt discount will be fully amortized over the contractual term of the note (1 year).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Notes Payable

The following is a summary of the Company’s Notes Payable:

	Note #3	Note #4	Total
Balance - December 31, 2024	$-	$-	$-
Proceeds from issuance of note	1,000,000	1,499,645	2,499,645
Repayments	-	(657,826)	(657,826)
Debt discount	(19,947)	-	(19,947)
Amortization of debt discount	554	-	554
Balance - September 30, 2025	$980,607	$841,819	$1,822,426

Unamortized debt discount	$19,393	$-	$19,393

The following is a detail of the Company’s Convertible Notes Payable:

Notes Payable - Net
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	September 30, 2025	December 31, 2024
Note #1	September 9, 2025	March 9, 2026	19.00%	6.00%	Unsecured	$1,000,000	$-
Note #2	September 9, 2025	September 9, 2026	0.00%	0.00%	Accounts receivable	841,819	-
					Less: unamortized debt discount	(19,393)	-
					Notes payable - net	1,822,426	-
					Short Term	1,822,426	-
					Long Term	$-	$-

Note #3- Note Issuance and Warrants

On September 9, 2025, the Company entered into a six-month (6) Unsecured Note with an individual (the “Investor”), in the original principal amount of $1,000,000 (the “Note”).

As of September 30, 2025, the Company was in compliance with all terms and conditions of the Note.

Warrant Issuance and Classification

In connection with the issuance of the Note, the Company also issued warrants to purchase 30,000 shares of its common stock at an exercise price of $2.50/share. The warrants are immediately exercisable and remain outstanding through September 9, 2028.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Debt Discount

In connection with the issuance of the $1,000,000 note, the Company issued warrants to purchase 30,000 shares of common stock. The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated to be $19,947, which was recorded as a debt discount and is being amortized to interest expense over the term of the note. The Company also recorded a corresponding increase to additional paid-in capital of $19,947. See Note 9.

The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:

Expected term (years)	3
Expected volatility	90%
Expected dividends	0%
Risk free interest rate	3.48%

The debt discount will be fully amortized over the contractual term of the note (1 year).

Note #4 – Accounts Receivable Financing Facility and Line of Credit

On September 9, 2025, the Company entered into a one-year (1) Business Loan and Security Agreement (the “Agreement”) with Paragon Bank (“Paragon”) establishing a $1,500,000 accounts receivable financing facility (the “Facility”). The Facility is secured by a first-priority lien on substantially all of the Company’s accounts receivable and related collateral. The Facility is a recourse arrangement under which the Company remains liable to Paragon for all advances, including amounts related to uncollected or disputed customer receivables.

Borrowings under the Facility are available based on eligible accounts (up to 85%), subject to customary reserves and reporting requirements. The Facility is intended to provide working-capital financing and liquidity support for the Company’s operations.

Under the terms of the agreement, each advance is evidenced by a corresponding factoring or receivables purchase transaction recorded through the Company’s Paragon Business Manager account.

During 2025, Paragon purchased $1,499,645 of invoices, of which $657,826 had been collected and remitted by period-end. The resulting outstanding balance of $841,819 represents amounts advanced to the Company under the Facility as of September 30, 2025.

Paragon retains a reserve account equal to a portion of factored receivables to cover charge-backs, adjustments, and service fees (15%). At September 30, 2025, the reserve balance was $224,947, which is classified as restricted cash on the Company’s consolidated balance sheet.

Service charges and related finance fees of $27,743 were incurred during the three and nine months ended September 30, 2025 and are recognized as interest expense within the consolidated statements of operations

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

As of September 30, 2025, the Company was in compliance with all covenants and terms of the Facility.

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Note Payable - Related Party	Convertible Notes Payable	Notes Payable	Notes Payable - SBA Government	Total

2025 (3 months)	$846,572	$-	$-	$2,764	$849,336
2026	1,884,224	1,405,423	1,841,819	11,461	5,142,927
2027	-	6,364,576	-	11,902	6,376,478
2028	-	-	-	12,308	12,308
2029	-	-	-	12,820	12,820
Thereafter	-	-	-	409,993	409,993
Total	2,730,796	7,769,999	1,841,819	461,248	12,803,862
Less: unamortized debt discount	-	785,115	19,393	-	804,508
Debt - net	$2,730,796	$6,984,884	$1,822,426	$461,248	$11,999,354

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, respectively.

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

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Year End December 31, 2024

Lease Termination and Loss on Right-of-Use Asset

Effective August 31, 2024, the Company entered into an agreement to terminate two (2) of its operating leases prior to the expiration of the lease term. The early termination resulted in the derecognition of these Right-of-Use (ROU) assets and the corresponding lease liabilities associated with these leases.

In connection with the termination, the Company made a buyout payment of $212,175 to the lessor to settle all remaining lease obligations.

The carrying amounts of the lease liability and ROU asset as of the termination date were as follows:

●	Right-of-Use Asset (ROU) carrying amount: $309,825
●	Lease Liability: $327,138

As a result of the termination, the Company recognized a loss of $194,862 which is reported in the Company’s consolidated statements of operations under the line item “Other expenses” for the years ended December 31, 2024.

The loss was calculated as follows:

ROU Asset	309,825
Cash paid to execute lease termination	212,175
ROU Liability	(327,138)
Loss on lease termination	194,862

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

At September 30, 2025 and December 31, 2024, respectively, the Company had no financing leases as defined in ASC 842, “Leases.”

The tables below present information regarding the Company’s operating lease assets and liabilities at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$377,912	$564,781

Liabilities

Operating lease liability	$384,188	$567,301

Weighted-average remaining lease term (years)	1.62	2.29

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$186,869	$70,857
Lease liability expense in connection with obligation repayment	27,074	15,748
Total operating lease costs	$213,943	$86,605

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$210,187	$84,257
Right-of-use asset obtained in exchange for new operating lease liability	$-	$98,638

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2025 (3 months)	$71,769
2026	236,078
2027	100,563
Total undiscounted cash flows	408,410
Less: amount representing interest	24,222
Present value of operating lease liabilities	384,188
Less: current portion of operating lease liabilities	227,005
Long-term operating lease liabilities	$157,183

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer as follows:

1.	Base salary

a.	For the year ended December 31, 2023 - $475,000,
b.	For the year ended December 31, 2024 - $489,250; and
c.	For the year ended December 31, 2025 - $503,928

2.	Annual cash bonus

a.	For the year ended December 31, 2023 - $510,000,
b.	For the year ended December 31, 2024 – at least $510,000; and
c.	For the year ended December 31, 2025 - subject to Board approval

3.	Restricted Stock Awards

a.	Effective November 10, 2023, an award of 600,000 shares of common stock. The fair value of this grant was $3,114,000, based upon the quoted closing price of $5.19/share.
b.	The shares will vest as follows (see below for table on non-vested shares):

i.	400,000 shares ratably over the period July 2024 – December 2024 (66,667 shares per month over a nine-month period); and
ii.	200,000 on December 31, 2025,
iii.	Shares shall immediately vest if any of the following occur and the Chief Financial Officer is employed by the Company at the time of:

1.	Death,
2.	Total disability,
3.	Termination without cause; and
4.	Change in control

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

4.	Other

a.	Vacation,
b.	Car allowance of $500 per month; and
c.	Home office expense reimbursement of $667 per month,
d.	401(K) plan participation,
e.	Life insurance; and
f.	Liability insurance

See Note 9 regarding the vesting provisions of these shares.

Chief Executive Officer

In December 2023, the Company finalized the terms of its employment agreement with its Chief Executive Officer as follows:

1.	Term – through December 31, 2028
2.	Base salary

a.	For the year ended December 31, 2023 - $750,000,
b.	For each year thereafter an increase of 3%

3.	Annual cash bonus

a.	For the year ended December 31, 2023, and all other years throughout the term of the employment agreement - $870,000.

4.	Restricted Stock Awards

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

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, based on management’s review and consultation with legal counsel, the Company is not aware of any contingent liabilities that require accrual or disclosure in the consolidated financial statements.

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

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 9 – Stockholders’ Equity

At September 30, 2025, the Company had three (3) classes of stock:

Common Stock

-	500,000,000 shares authorized
-	Par value - $0.001
-	Voting at 1 vote per share

Series A, Convertible Preferred Stock

-	13,000,000 shares authorized
-	None issued and outstanding
-	Par value - $0.001
-	Voting at 10 votes per share
-	Ranks senior to any other class of preferred stock

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At September 30, 2025, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

Equity Transactions for the Nine Months Ended September 30, 2025

Stock Issued for Cash – At the Market Offering (“ATM”)

In August 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), pursuant to which the Company may, from time to time, offer and sell shares of its common stock, $0.001 par value per share, to or through Titan, acting as sales agent and/or principal, in transactions deemed to be “at-the-market offerings” under Rule 415(a)(4) of the Securities Act of 1933, as amended. Under the Prospectus Supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $15,000,000, which is within the Company’s current “baby shelf” limitations under General Instruction I.B.6. of Form S-3. The Company will pay Titan a commission of 3.0% of the gross proceeds from each sale. The Company intends to utilize the ATM Agreement, when appropriate, to fund working capital needs on an ongoing basis.

The Company issued 266,877 shares of common stock for gross proceeds of $649,383 ($2.12 - $2.98/share).

In connection with the capital raise, the Company paid cash as direct offering costs (including professional fees) totaling $58,880, resulting in net proceeds of $590,503.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Stock Issued for Services

The Company issued 9,000 shares of common stock for services rendered, having a fair value of $25,830 ($2.87/share), based upon the quoted closing trading price.

Stock Issued to Settle Accounts Payable

The Company issued 22,807 shares of common stock to settle outstanding vendor payables, having a fair value of $65,456 ($2.87/share), based upon the quoted closing trading price.

Debt Discount

In connection with the issuance of convertible debt, the Company issued 30,000 shares of common stock, which has been recorded as a debt discount totaling $85,800. See Note 6.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

For the three months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $119,769 and $488,123, respectively, related to vesting of grants made to the Chief Financial Officer.

For the nine months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $359,308 and $1,946,848, respectively, related to vesting of grants made to the Chief Financial Officer.

Board Directors

2025 Grant

In May 2025, the Company granted an aggregate 150,000 shares of common stock to various members of the Board of Directors, having a fair value of $474,000 ($3.16/share), based upon the quoted closing trading price.

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

The Company records stock compensation expense over the vesting period. All shares are expected to vest in accordance with the terms of these related employment agreements.

For the three months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $71,811 and $35,349, respectively, related to vesting of grants made to the Board of Directors.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

For the nine months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $166,817 and $96,674, respectively, related to vesting of grants made to the Board of Directors.

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

For the three months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $0 and $1,057,818, respectively, related to vesting of grants made to the Chief Executive Officer.

For the nine months ended September 30, 2025 and 2024, the Company recognized stock compensation expense of $0 and $3,580,090, respectively, related to vesting of grants made to the Chief Executive Officer.

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

For the three months ended September 30, 2024, the Company recognized stock compensation expense of $187,066, related to vesting.

For the nine months ended September 30, 2024, the Company recognized stock compensation expense of $633,113, related to vesting.

Total Compensation Expense due to Vesting (All Officers and Directors)

For the three months ended September 30, 2025 and 2024, the Company recognized total stock compensation expense of $191,580 and $1,768,357, related to all arrangements with vesting.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

For the nine months ended September 30, 2025 and 2024, the Company recognized total stock compensation expense of $526,125 and $6,256,726, related to all arrangements with vesting.

The following is a summary of the Company’s non-vested shares at September 30, 2025 and December 31, 2024.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2023	695,000	$5.24
Granted	644,640	7.60
Vested	(1,000,000)	6.55
Cancelled/Forfeited	-	-
Balance - December 31, 2024	$339,640	5.03
Granted	150,000	3.16
Vested	-	-
Cancelled/Forfeited	-	-
Balance - September 30, 2025	489,640	$4.46

Unrecognized Compensation	$921,127

Weighted average period (years)	1.30

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at September 30, 2025 and December 31, 2024, respectively.

	CEO	CFO	Directors	Director of Human Resources/Legal	Total
Balance - December 31, 2023	-	600,000	95,000	-	695,000
Granted	500,000	-	44,640	100,000	644,640
Vested	(500,000)	(400,000)	-	(100,000)	(1,000,000)
Cancelled/Forfeited	-	-	-	-	-
Balance - December 31, 2024	-	200,000	139,640	-	339,640
Granted	-	-	150,000	-	150,000
Vested	-	-	-	-	-
Cancelled/Forfeited	-	-	-	-	-
Balance - September 30, 2025	-	200,000	289,640	-	489,640

Unrecognized Compensation	$-	$119,769	$801,358	$-	$921,127

Weighted average period (years)	-	0.25	1.05	-	1.30

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Stock Options

Stock option transactions for the nine months ended September 30, 2025 and the year ended December 31, 2024 are summarized as follows:

			Weighted		Weighted
			Average		Average
		Weighted	Remaining	Aggregate	Grant
	Number of	Average	Contractual	Intrinsic	Date
Stock Options	Options	Exercise Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	1,054,603	$1.78
Exercised	-	$-
Cancelled/Forfeited	(9,798)	$6.45
Outstanding - December 31, 2024	1,166,081	$2.37	6.85	$-
Vested and Exercisable - December 31, 2024	1,166,081	$2.37	6.85	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	-	$-
Exercised	-	$-
Cancelled/Forfeited	(13,024)	$1.78
Outstanding - September 30, 2025	1,153,057	$2.37	6.10	$1,072,826
Vested and Exercisable - September 30, 2025	1,153,057	$2.37	6.10	$1,072,826
Unvested and non-exercisable - September 30, 2025	-	$-	-	$-

Nine Months Ended September 30, 2025

13,024 stock options were cancelled related to the termination of an employee.

Years Ended December 31, 2024

Stock Options - Related Party – Chief Financial Officer

The remaining 5,101 stock options vested, and the related expense was $6,196.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The fair value of these stock options was determined using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	106%
Expected dividends	0%
Risk free interest rate	3.88%

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows:

Three months ended September 30,		Nine months ended September 30,
2025	2024	2025	2024
$-	$-	$-	$6,196

Warrants

Warrant activity for the nine months ended September 30, 2025 and the year ended December 31, 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(3,524,945)	$4.86
Outstanding - December 31, 2024	96,000	$4.73	0.37	$-
Vested and Exercisable - December 31, 2024	96,000	$4.73	0.37	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	730,000	$5.86
Exercised	-	$-
Cancelled/Forfeited	(96,000)	$4.73
Outstanding - September 30, 2025	730,000	$5.86	4.55	$9,300
Vested and Exercisable - September 30, 2025	730,000	$5.86	4.55	$9,300
Unvested and non-exercisable - September 30, 2025	-	$-	-	$-

See Note 6 regarding debt issued with an aggregate 730,000 warrants.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Segment information for the Company’s operations for the three and nine months ended September 30, 2025 and 2024, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Mobile Virtual Network Operators	$5,561,124	$23,608	$10,120,653	$41,419,705
Point-of-Sale and Prepaid Services	13,119,193	4,747,089	30,655,260	9,853,497
Other Corporate Overhead	-	-	-	11,329
Total	$18,680,317	$4,770,697	$40,775,913	$51,284,531

Cost of revenues
Mobile Virtual Network Operators	$8,187,273	$8,043,714	$17,760,428	$44,817,610
Point-of-Sale and Prepaid Services	13,089,498	4,556,418	31,208,950	9,547,340
Other Corporate Overhead	-	1,925	-	12,350
Total	$21,276,771	$12,602,057	$48,969,378	$54,377,300

Operating expenses
Mobile Virtual Network Operators	$237,934	$251,300	$1,119,685	$320,679
Point-of-Sale and Prepaid Services	863,856	691,871	2,429,579	2,190,461
Other Corporate Overhead	3,251,894	5,505,231	9,597,822	17,801,045
Total	$4,353,684	$6,448,402	$13,147,086	$20,312,185

Income (loss) from operations
Mobile Virtual Network Operators	$(2,864,083)	$(8,271,406)	$(8,759,460)	$(3,718,584)
Point-of-Sale and Prepaid Services	(834,161)	(502,200)	(2,982,749)	(1,884,304)
Other Corporate Overhead	(3,251,894)	(5,507,156)	(9,598,342)	(17,802,066)
Total	$(6,950,138)	$(14,280,762)	$(21,340,551)	$(23,404,954)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Segment information for the Company’s assets and liabilities at September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024

Total Assets
Mobile Virtual Network Operators	$6,331,010	$8,472,349
Point-of-Sale and Prepaid Services	5,279,615	4,884,817
Other Corporate Overhead	2,884,276	10,618,839
Total	$14,494,901	$23,976,005

Total Liabilities
Mobile Virtual Network Operators	$3,828,823	$1,505,400
Point-of-Sale and Prepaid Services	1,105,081	103,612
Other Corporate Overhead	15,985,477	7,105,380
Total	$20,919,381	$8,714,392

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Note 11 – Subsequent Event

Stock Issued for Services

The Company issued 40,000 shares of common stock for services rendered, having a fair value of $111,600 ($2.79/share), based upon the quoted closing trading price.

Convertible Notes Payable

Note #1

On October 15, 2025, the Company entered into a one-year (1) unsecured, Note Purchase Agreement with ClearThink Capital Partners, LLC (the “Investor”), pursuant to which the Company issued a Convertible Note in the original principal amount of $385,000 (the “Note”).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Interest and Amortization Terms

The Note accrues interest at a rate of 8% per annum, with a default rate of 22%.

The Company is required to make payments as follows:

June 15, 2026	$83,160
July 15, 2026	$83,160
August 15, 2026	$83,160
September 15, 2026	$83,160
October 15, 2026	All remaining amounts due under the note.

Embedded Conversion Features

The Note contains embedded conversion features that allow the Investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at the following terms:

● First tranche: $103,950 of principal and accrued interest convertible at $4.00 per share;
● Second tranche: $148,500 of principal and accrued interest convertible at $6.00 per share; and

● Third tranche: the remaining principal and accrued interest convertible at $6.00 per share; however, upon the occurrence of an event of default, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date.

All three tranches are immediately exercisable at the Investor’s option at their respective fixed conversion prices. The fixed conversion prices are subject to customary anti-dilution adjustments for stock splits, stock dividends, or recapitalizations. The Company may also, subject to specified price and volume conditions and with the prior written consent of the Investor, effect a mandatory conversion of all or a portion of the Note into common stock.

Accounting Treatment

The Company evaluated the embedded conversion features in accordance with ASC 815-10-15-74(a) and ASC 815-40 to determine whether bifurcation and separate recognition as derivative liabilities were required. The conversion options were determined to be conventional fixed-price features that are indexed solely to the Company’s common stock and meet the “fixed-for-fixed” criteria under ASC 815-40-15. Accordingly, these features qualify for the scope exception from derivative accounting.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

All three tranches contain fixed conversion prices of either $4.00 or $6.00 per share prior to the occurrence of an event of default, along with a contingent variable conversion feature based on 85% of the Company’s VWAP that becomes exercisable only upon an event of default. Management assessed the likelihood of such an event and concluded that the probability of default is remote, based on the Company’s history of compliance with its debt obligations and continued access to capital markets.

Because the variable conversion feature is contingent on an event considered remote, and the conversion terms under all probable scenarios remain fixed, the Company determined that the embedded conversion features, including the contingent variable option, are clearly and closely related to the debt host and qualify for the equity scope exception under ASC 815-10-15-74(a). As a result, the Note is accounted for in its entirety as a debt instrument.

The Company reassesses the probability of default at each reporting date. If circumstances change such that an event of default is no longer considered remote, the contingent variable conversion feature would be bifurcated and recognized as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings. Any such liability would be limited to the fair value of the contingent conversion option.

Debt Discount

In connection with the issuance of the $385,000 convertible promissory note, the note had an original issue discount of $35,000. The transaction resulted in net cash proceeds of $350,000 to the Company.

The debt discount will be fully amortized over the contractual term of the note (1 year).

Note #2

On October 8, 2025, the Company entered into a one-year (1) unsecured, Note Purchase Agreement with BHP Capital NY, Inc. (the “Investor”), pursuant to which the Company issued a Convertible Note in the original principal amount of $660,000 (the “Note”).

Interest and Amortization Terms

The Note accrues interest at a rate of 8% per annum, with a default rate of 22%.

The Company is required to make payments as follows:

May 31, 2026	$142,560
June 30, 2026	$142,560
July 31, 2026	$142,560
August 31, 2026	$142,560
October 8, 2026	All remaining amounts due under the note.

Embedded Conversion Features

The Note contains embedded conversion features that allow the Investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at the following terms:

●	First tranche: $178,200 of principal and accrued interest convertible at $4.00 per share;
●	Second tranche: $178,200 of principal and accrued interest convertible at $6.00 per share; and
●	Third tranche: the remaining principal and accrued interest convertible at $6.00 per share; however, upon the occurrence of an event of default, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date.

All three tranches are immediately exercisable at the Investor’s option at their respective fixed conversion prices. The fixed conversion prices are subject to customary anti-dilution adjustments for stock splits, stock dividends, or recapitalizations. The Company may also, subject to specified price and volume conditions and with the prior written consent of the Investor, effect a mandatory conversion of all or a portion of the Note into common stock.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Accounting Treatment

The Company evaluated the embedded conversion features in accordance with ASC 815-10-15-74(a) and ASC 815-40 to determine whether bifurcation and separate recognition as derivative liabilities were required. The conversion options were determined to be conventional fixed-price features that are indexed solely to the Company’s common stock and meet the “fixed-for-fixed” criteria under ASC 815-40-15. Accordingly, these features qualify for the scope exception from derivative accounting.

All three tranches contain fixed conversion prices of either $4.00 or $6.00 per share prior to the occurrence of an event of default, along with a contingent variable conversion feature based on 85% of the Company’s VWAP that becomes exercisable only upon an event of default. Management assessed the likelihood of such an event and concluded that the probability of default is remote, based on the Company’s history of compliance with its debt obligations and continued access to capital markets.

Because the variable conversion feature is contingent on an event considered remote, and the conversion terms under all probable scenarios remain fixed, the Company determined that the embedded conversion features, including the contingent variable option, are clearly and closely related to the debt host and qualify for the equity scope exception under ASC 815-10-15-74(a). As a result, the Note is accounted for in its entirety as a debt instrument.

The Company reassesses the probability of default at each reporting date. If circumstances change such that an event of default is no longer considered remote, the contingent variable conversion feature would be bifurcated and recognized as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings. Any such liability would be limited to the fair value of the contingent conversion option.

Debt Discount

In connection with the issuance of the $660,000 convertible promissory note, the note had an original issue discount of $60,000. The transaction resulted in net cash proceeds of $600,000 to the Company.

The Company also issued 24,000 shares of common stock in connection with this note, having a fair value of $67,920 ($2.83/share), based upon the quoted closing price. These shares are a component of the total debt discount totaling $127,920.

The debt discount will be fully amortized over the contractual term of the note (1 year).

Note #3

On October 7, 2025, the Company entered into a one-year (1) unsecured, Note Purchase Agreement with GS Capital Partners, LLC (the “Investor”), pursuant to which the Company issued a Convertible Note in the original principal amount of $385,000 (the “Note”).

Interest and Amortization Terms

The Note accrues interest at a rate of 8% per annum, with a default rate of 22%.

The Company is required to make payments as follows:

June 7, 2026	$83,160
July 7, 2026	$83,160
August 7, 2026	$83,160
September 7, 2026	$83,160
October 7, 2026	All remaining amounts due under the note.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Embedded Conversion Features

The Note contains embedded conversion features that allow the Investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at the following terms:

●	First tranche: $103,950 of principal and accrued interest convertible at $4.00 per share;
●	Second tranche: $103,950 of principal and accrued interest convertible at $6.00 per share; and
●	Third tranche: the remaining principal and accrued interest convertible at $6.00 per share; however, upon the occurrence of an event of default, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date.

All three tranches are immediately exercisable at the Investor’s option at their respective fixed conversion prices. The fixed conversion prices are subject to customary anti-dilution adjustments for stock splits, stock dividends, or recapitalizations. The Company may also, subject to specified price and volume conditions and with the prior written consent of the Investor, effect a mandatory conversion of all or a portion of the Note into common stock.

Accounting Treatment

The Company evaluated the embedded conversion features in accordance with ASC 815-10-15-74(a) and ASC 815-40 to determine whether bifurcation and separate recognition as derivative liabilities were required. The conversion options were determined to be conventional fixed-price features that are indexed solely to the Company’s common stock and meet the “fixed-for-fixed” criteria under ASC 815-40-15. Accordingly, these features qualify for the scope exception from derivative accounting.

All three tranches contain fixed conversion prices of either $4.00 or $6.00 per share prior to the occurrence of an event of default, along with a contingent variable conversion feature based on 85% of the Company’s VWAP that becomes exercisable only upon an event of default. Management assessed the likelihood of such an event and concluded that the probability of default is remote, based on the Company’s history of compliance with its debt obligations and continued access to capital markets.

Because the variable conversion feature is contingent on an event considered remote, and the conversion terms under all probable scenarios remain fixed, the Company determined that the embedded conversion features, including the contingent variable option, are clearly and closely related to the debt host and qualify for the equity scope exception under ASC 815-10-15-74(a). As a result, the Note is accounted for in its entirety as a debt instrument.

The Company reassesses the probability of default at each reporting date. If circumstances change such that an event of default is no longer considered remote, the contingent variable conversion feature would be bifurcated and recognized as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings. Any such liability would be limited to the fair value of the contingent conversion option.

Debt Discount

In connection with the issuance of the $385,000 convertible promissory note, the note had an original issue discount of $35,000. The transaction resulted in net cash proceeds of $50,000 to the Company.

The Company also issued 14,000 shares of common stock in connection with this note, having a fair value of $39,480 ($2.82/share), based upon the quoted closing price. These shares are a component of the total debt discount totaling $74,480.

The debt discount will be fully amortized over the contractual term of the note (1 year).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of September 30, 2025 and 2024 and for the three and nine months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

About SurgePays, Inc.

SurgePays, Inc (“SurgePays,” “we” the “Company”) was incorporated in Nevada on August 18, 2006 is a financial technology and telecom company focused on providing these essential services to the underbanked community. We were previously known as North American Energy Resources, Inc. and KNINE Media Holdings, Inc. Prior to April 27, 2015, we operated solely as an independent oil and natural gas company engaged in the acquisition, exploration and development of oil and natural gas properties and the production of oil and natural gas through its wholly owned subsidiary, NAER. On April 27, 2015, NAER entered into a Share Exchange Agreement with KNINE Media whereby KNINE Media became a wholly owned subsidiary of NAER and which resulted in the shareholders of KNINE Media owning approximately 90% of the voting stock of the surviving entity. While we continued the oil and gas operations of NAER following this transaction, on August 4, 2015, we changed its name to KNINE Media Holdings, Inc. On December 21, 2017, we changed its name to Surge Holdings, Inc. to better reflect the diversity of its business operations. We changed our name to SurgePays, Inc. on October 29, 2020.

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

SurgePays continues to advance our initiative to provide direct access for our customers to nationwide 4G LTE and 5G wireless network services. Our robust infrastructure and capabilities, enable SurgePays to operate not only as a Mobile Virtual Network Operator (MVNO), but also as a Mobile Virtual Network Enabler (MVNE). As an MVNE, the Company offers wireless services, including SIM provisioning, billing, and airtime, to other wireless providers that do not have a direct carrier relationship. By continuing to enhance the capabilities of the internal processes as an MVNO, SurgePays is consistently expanding the MVNE revenue channel with minimal incremental cost to the Company.

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

● Billing, CRM, and subscriber management tools

● Bilingual customer service

● White-labeled infrastructure for third-party brands

● Option fulfillment, logistics, and device procurement

HERO operates on a scalable per-click revenue model and supports both traditional and subsidized wireless offerings. MVNO clients benefit from HERO’s turnkey, infrastructure-free deployment and rapid go-to-market capabilities. With multiple MVNOs launched and additional partners onboarding in 2025, SurgePays is consistently expanding the MVNE revenue channel with minimal incremental cost to the Company and anticipates this component of the business will become a major contributor to the growing robust channel offering.

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

Our current growth initiatives include:

● Scaling Lifeline enrollments including high-subsidy states

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

COMPARISON OF THREE MONTHS ENDED September 30, 2025 AND 2024

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

Revenues during the three months ended years ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Revenue	$18,680,317	$4,769,697
Cost of revenue (exclusive of depreciation and amortization)	(21,276,771)	(12,602,057)
General and administrative	(4,353,684)	(6,448,402)
Income (Loss) from operations	$(6,950,138)	$(14,280,762)

Revenue increased overall by $13,910,620 (291.6%) from the three months ended September 30, 2024 to the three months ended September 30, 2025. The breakout was as follows:

	For the Three Months Ended September 30,
	2025	2024

Revenues:
Mobile Virtual Network Operator	$5,561,124	$23,608
Point-of-Sale and Prepaid Services	13,119,193	4,746,089
Other Corporate Overhead	-	-
Total	$18,680,317	$4,769,697

Mobile Virtual Network Operators consisting of Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) increased by $5,537,516 (23456.1%). The revenue increase is a direct result of the expansion of the Lifeline program in California.

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

Point-of-Sale and Prepaid Services (Prepaid) revenues increased by $8,373,105 or 176.4% as a result of increasing our sales force and hiring of a new Director of Sales and renewed focus on this segment of the business. The Company expects this segment to continue to grow for the remainder of 2025.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives. The revenue was $0 and $0 respectively in the year ended December 31, 2024 and in the nine months ended September 30, 2025 Comparison numbers for the lead generation segment are shown in the respective Other Corporate Overhead lines.

During the quarter, the Company launched its Growth Marketing and Data Partnerships Division. The division is focused on monetizing SurgePays’ expanding consumer data ecosystem by integrating marketing performance, analytics, and audience management across the Company’s platforms, including Torch Wireless and LinkUp Mobile. In addition, this division will leverage the Company’s proprietary intake and audience intelligence platform previously developed under the legacy LogicsIQ subsidiary to support targeted engagement of underserved consumers. We expect this initiative will strengthen recurring revenue opportunities by improving customer acquisition efficiency and enabling data-driven cross sell programs across the Company’s distribution network.

Cost of Revenue, Gross Profit and Gross Margin

For the three months ended September 30, 2025, cost of revenue for services primarily consists of data plan expenses ($1,753,538), prepaid retail expenses ($13,089,497), devices ($102,000), marketing ($3,129,483), advertising ($335,168) and other expenses such as royalties and call-center expenses ($2,867,085). For the three months ended September 30, 2024, cost of revenue for services primarily consists of data plan expenses ($3,567,303), devices ($175,170), marketing ($3,719,197), advertising ($116,771) and other expenses such as royalties and call-center expenses ($467,197).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Three Months Ended September 30,
	2025	2024
Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$8,187,273	$8,043,714
Point-of-Sale and Prepaid Services	13,089,498	4,556,418
Other Corporate Overhead	-	1,925
Total	$21,276,771	$12,602,057

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

	For the Three Months Ended September 30,
	2025	2024

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(2,626,150)	$(8,020,106)
Point-of-Sale and Prepaid Services	29,696	189,671
Other Corporate Overhead	-	(1,925)
Total	$(2,596,454)	$(7,832,360)

	For the Three Months Ended September 30,
	2025		2024
Gross Margin:
Mobile Virtual Network Operator	%	(47.2)%	(33,972.0)
Point-of-Sale and Prepaid Services		.2	4.0
Other Corporate Overhead		-	-
Total	%	(13.9)%	(164.2)

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

General and administrative during the three months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Depreciation and amortization	$190,291	$282,067
Selling, general and administration	4,163,277	6,166,335
Total	$4,353,684	$6,448,402

Selling, general and administrative expenses during the three months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Contractors and consultants	$820,291	$1,401,065
Professional services	300,488	274,400
Compensation	1,854,859	3,313,320
Computer and internet	228,737	248,086
Advertising and marketing	76,948	14,351
Insurance	260,579	248,878
Other	621,375	666,235
Total	$4,163,277	$6,166,335

Selling, general and administrative costs (S, G & A) decreased by $2,003,058 (32.5%). The changes are discussed below:

●	Contractors and consultants expense decreased by $580,774 or 41.5% from $1,401,065 for the three months ended September 30, 2024 to $820,291 for the three months ended September 30, 2025. The Company decreased the spend in the period ending September 30, 2025 compared to the period ending September 30, 2024, due to the reduction in advisory services specifically in the area of investment relations.

●	Professional services increased $26,088 or 9.5% from the three months ended September 30, 2024 to the three months ended September 30, 2025 primarily due to an increase in legal fees of $29,241 related to our financing efforts.

●	Compensation decreased from $3,313,320 or 44.0% reduction for the three months September 30, 2024 to $1,854,859 for the three months ended September 30, 2025, primarily as a result of the change in one-time non-cash component for stock compensation for the CEO and CFO of $1,543,095 for the period ending September 30, 2025 compared to the period ending September 30, 2024.

●	Computer and internet costs decreased $19,349 or 7.8% from the three months ended September 30, 2024 to the three months ended September 30, 2025. The decrease was primarily the result of the one-time cost of a tax compliance software installation in 2024.

●	Advertising and marketing costs increased to $76,948 or a 436.2% increase for the three months ended September 30, 2025 from $14,351 for the three months ended September 30, 2024, primarily additional marketing of the Clearline platform.

●	Insurance expense increased to $260,579 or a 4.7% reduction for the three months ended September 30, 2025 from $248,878 for the three months ended September 30, 2024.

●	Other costs decreased $44,860 or 6.7 % from the three months ended September 30, 2024 to the three months ended September 30, 2025. Most of the decrease was related to the decrease in taxes and licensing.

Other (expense) income during the three months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Interest, net	$(424,665)	$(112,814)
Interest income	-	183,537
Loss on lease termination		(194,862)
Amortization of debt discount	(114,492)	-
Other income	-	125,157
Total other (expense) income	$(539,157)	$1,018

Interest expense increased to $424,665 in the three months ended September 30, 2025 from $112,814 in the three months ended September 30, 2024.

Provision for income tax benefit (expense) during the three months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Current	$-	$5,000
Deferred	-	2,542,000
Total provision (benefit)	$-	$2,547,000

COMPARISON OF NINE MONTHS ENDED September 30, 2025 AND 2024

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

Revenues during the nine months ended years ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Revenue	$40,775,913	$51,284,531
Cost of revenue (exclusive of depreciation and amortization)	(48,969,378)	(54,377,300)
General and administrative	(13,147,086)	(20,312,185)
Loss from operations	$(21,340,551)	$(23,404,954)

Revenue decreased overall by $10,508,618 (20.5%) from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The breakout was as follows:

	For the Nine Months Ended September 30,
	2025	2024

Revenues:
Mobile Virtual Network Operator	$10,120,653	$41,419,705
Point-of-Sale and Prepaid Services	30,655,260	9,853,497
Other Corporate Overhead	-	11,329
Total	$40,775,913	$51,284,531

Mobile Virtual Network Operators consisting of Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $31,299,052 (75.6%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

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

Point-of-Sale and Prepaid Services (Prepaid) revenues increased by $20,801,763 as a result of increasing our sales force and hiring of a new Director of Sales and renewed focus on this segment of the business. The Company expects this segment to continue to grow for the remainder of 2025.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives. The revenue was $0 and $0 respectively in the year ended December 31, 2024 and in the nine months ended September 30, 2025 Comparison numbers for the lead generation segment are shown in the respective Other Corporate Overhead lines.

Cost of Revenue, Gross Profit and Gross Margin

For the nine months ended September 30, 2025, cost of revenue for services primarily consists of data plan expenses ($6,544,406), prepaid retail expenses ($31,208,949), devices ($975,276), marketing ($3,622,850), advertising ($1,182,946) and other expenses such as royalties and call-center expenses ($5,434,951). For the nine months ended September 30, 2024, cost of revenue for services primarily consists of data plan expenses ($16,921,923), prepaid expense retail ($9,014,955), devices ($5,001,192), marketing ($15,281,613), advertising ($4,432.173) and other expenses such as royalties and call-center expenses ($3,725,444).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Nine Months Ended September 30,
	2025	2024
Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$17,760,428	$44,817,610
Point-of-Sale and Prepaid Services	31,208,950	9,547,340
Other Corporate Overhead	-	12,350
Total	$48,969,378	$54,377,300

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

	For the Nine Months Ended September 30,
	2025	2024

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(7,639,776)	$(3,397,905)
Point-of-Sale and Prepaid Services	(553,690)	306,157
Other Corporate Overhead	-	(1,021)
Total	$(8,193,465)	$(3,092,769)

	For the Nine Months Ended September 30,
	2025		2024

Gross Margin:
Mobile Virtual Network Operator	%	(75.5)%	(8.2)
Point-of-Sale and Prepaid Services		(1.8)	3.1
Other Corporate Overhead		-	(9.0)
Total	%	(20.1)%	(6.0)

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

General and administrative during the nine months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Depreciation and amortization	$669,683	$861,001
Selling, general and administration	12,477,403	19,451,184
Total	$13,147,086	$20,312,185

Selling, general and administrative expenses during the nine months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Contractors and consultants	$2,165,834	$3,580,721
Professional services	775,692	1,577,070
Compensation	5,399,568	10,922,462
Computer and internet	735,712	684,277
Advertising and marketing	114,571	42,202
Insurance	827,158	821,254
Other	2,458,868	1,823,198
Total	$12,477,403	$19,451,184

Selling, general and administrative costs (S, G & A) decreased by $6,973,781 (35.9%). The changes are discussed below:

●	Contractors and consultants expense decreased by $1,414,887 or 39.5% from $3,580,721 for the nine months ended September 30, 2024 to $2,165,834 for the nine months ended September 30, 2025. The Company decreased the spend in the period ending September 30, 2025 compared to the period ending September 30, 2024, due to the reduction in advisory services specifically in the area of investment relations.

●	Professional services decreased $801,378 or 50.8% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 primarily due to a decrease in legal fees of $661,693.

●	Compensation decreased from $10,922,462 or a 50.6% reduction for the nine months September 30, 2024 to $5,399,568 for the nine months ended September 30, 2025, primarily as a result of change in one-time non-cash component for stock compensation for the CEO and CFO of $5,711,851 for the period ending September 30, 2025 compared to the period ending September 30, 2024

●	Computer and internet costs increased $51,435 or 7.5% from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. The increase was primarily the result of increased for the one-time cost of a tax compliance software installation in 2024.

●	Advertising and marketing costs increased to $114,571 or a 171.5% increase for the nine months ended September 30, 2025 from $42,202 for the nine months ended September 30, 2024, primarily due to additional marketing of the Clearline platform.

●	Insurance expense increased to $827,158 or a 0.7% reduction for the nine months ended September 30, 2025 from $821,254 for the nine months ended September 30, 2024.

●	Other costs increased $635,671 or 34.9 % from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. Most of the increase was related to sales tax in various states.

Other (expense) income during the nine months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Interest expense	$(756,518)	$(362,119)
Interest income	63,913	183,537
Amortization of debt discount	(181,379)
Loss on lease termination	-	(194,862)
Other income	7,140	762,025
Gain (loss) on equity investment in Centercom		33,864
Total other (expense) income	$(866,844)	$422,445

Interest expense increased to $756,518 in the nine months ended September 30, 2025 from $362,119 in the nine months ended September 30, 2024.

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

On September 25, 2025, the Company entered into a one-year (1) Note Purchase Agreement with LGH Investments in the original principal amount of $770,000. The Note accrues interest at a rate of 8% per annum, with a default rate of 22%. The Note contains embedded conversion features that allow the Investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at the following terms:

● First tranche: $207,900 of principal and accrued interest convertible at $4.00 per share;

● Second tranche: $208,000 of principal and accrued interest convertible at $6.00 per share; and

● Third tranche: the remaining principal and accrued interest convertible at $6.00 per share; however, upon the occurrence of an event of default, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date.

On September 9, 2025, the Company entered into a six-month (6) Note with an individual in the original principal amount of $1,000,000. As of September 30, 2025, the Company was in compliance with all terms and conditions of the Note.

The equity investment in Centercom changed by $0 in the nine months ended September 30, 2025 compared to an increase of $33,864 in the nine months ended September 30, 2024. As of December 31, 2024, The Company determined that it would no longer utilize the Business Process Outsourcing (BPO) services of CenterCom. As of December 31, 2024, the Company assessed its investment in CenterCom and determined there was an impairment. Factors leading to this decision included a change in ownership and large reduction in human capital. As a result, CenterCom was materially impacted and could no longer continue its operations.

Provision for income tax benefit (expense) during the nine months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
Current	$-	$135,000
Deferred	-	2,835,000
Total provision (benefit)	$-	$2,970,000

Equity Transactions for the Nine Months Ended September 30, 2025

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

The Company evaluated the performance of its operating segments based on revenues and operating income (loss). Segment information for the three months ended September 30, 2025 and 2024, are as follows:

Segment information for the Company’s operations for the three and nine months ended September 30, 2025 and 2024, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Mobile Virtual Network Operators	$5,561,124	$23,608	$10,120,653	$41,419,705
Point-of-Sale and Prepaid Services	13,119,193	4,746,089	30,655,260	9,853,497
Other Corporate Overhead	-	-	-	11,329
Total	$18,680,317	$4,769,697	$40,775,913	$51,284,531

Cost of revenues
Mobile Virtual Network Operators	$8,187,273	$8,043,714	$17,760,428	$44,817,610
Point-of-Sale and Prepaid Services	13,089,498	4,556,418	31,208,950	9,547,340
Other Corporate Overhead	-	1,925	-	12,350
Total	$21,276,771	$12,602,057	$48,969,378	$54,377,300

Operating expenses
Mobile Virtual Network Operators	$237,934	$251,300	$1,119,685	$320,679
Point-of-Sale and Prepaid Services	863,856	691,871	2,429,579	2,190,461
Other Corporate Overhead	3,251,894	5,505,231	9,597,822	17,801,045
Total	$4,353,684	$6,448,402	$13,147,086	$20,312,185

Income (loss) from operations
Mobile Virtual Network Operators	$(2,864,083)	$(8,271,406)	$(8,759,460)	$(3,718,584)
Point-of-Sale and Prepaid Services	(834,161)	(502,200)	(2,983,269)	(1,884,304)
Other Corporate Overhead	(3,251,894)	(5,507,156)	(9,597,822)	(17,802,066)
Total	$(6,950,138)	$(14,280,762)	$(21,340,551)	$(23,404,954)

Segment information for the Company’s assets and liabilities at September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024

Total Assets
Mobile Virtual Network Operators	$6,331,010	$8,472,349
Point-of-Sale and Prepaid Services	5,279,615	4,884,817
Other Corporate Overhead	2,884,276	10,618,839
Total	$14,494,901	$23,976,005

Total Liabilities
Mobile Virtual Network Operators	$3,828,823	$1,505,400
Point-of-Sale and Prepaid Services	1,105,081	103,612
Other Corporate Overhead	15,985,477	7,105,380
Total	$20,919,381	$8,714,392

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Mobile Virtual Network Operator

The MVNO revenue for the three months ended September 30, 2025 increased by $5,537,516 as compared to the three months ended September 30, 2024. Cost of revenues for the three months ended September 30, 2025, increased by $143,559 from the same period ended September 30, 2024, as a result of the lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective September 1, 2024, households no longer receive an ACP discount.

The MVNO revenue for the nine months ended September 30, 2025 decreased by $31,299,052 as compared to the nine months ended September 30, 2024. Cost of revenues for the nine months ended September 30, 2025, decreased by $27,057,182 from the same period ended September 30, 2024, as a result of the lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective September 1, 2024, households no longer receive an ACP discount.

Point-of-Sale and Prepaid Services

The revenue for the three months ended September 30, 2025 was $13,119,194 compared to $4,746,089 for the same period in 2024. The increase of 176.4% was the result of hiring new salespersons and a renewed focus on the market segment.

The revenue for the nine months ended September 30, 2025 was $30,655,260 compared to $9,853,497 for the same period in 2024. The increase of 211.1% was the result of hiring new salespersons and a renewed focus on the market segment.

Overall

The overall decrease in revenue of $10,508,618 from 2024 to 2025 for the nine months ended September 30, can be attributed to the elimination of the ACP during the first half of 2024.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2025 and December 31, 2024, our current assets were $9,227,180 and $17,870,323, respectively, and our current liabilities were $17,674,046 and $6,059,476, respectively, which resulted in a working capital deficit of $1,751,392 and of $11,810,847, respectively. Most of the decrease is related to the decrease in available cash from $12,790,389 at December 31, 2024 to $4,404,449 at September 30, 2025.

Total assets at September 30, 2025 and December 31, 2024 amounted to $14,494,901 and $23,976,005, respectively. Total assets decreased by $9,481,104 from December 31, 2024 to September 30, 2025. At September 30, 2025, assets consisted of current assets of $9,227,180, net property and equipment of $430,352, net intangible assets of $982,606, goodwill of $3,300,000, note receivable of $176,851 and operating lease right of use asset of $377,912, compared to at December 31, 2024, current assets of $17,870,323, net property and equipment of $591,088, net intangible assets of $1,472,962, goodwill of $3,300,000, note receivable of $176,851, and operating lease right of use asset of $564,781.

At September 30, 2025, our total liabilities were $20,919,381 compared to total liabilities of $8,714,392 at December 31, 2024. This $12,204,873 increase was related to on May 12, 2025, the Company entered into a Senior Secured Note Purchase Agreement with Funicular Funds, LP (the “Investor”), pursuant to which the Company issued a Senior Secured Convertible Note in the original principal amount of $6,999,999 (the “Note”). The transaction resulted in net cash proceeds of $6,000,000 to the Company and included the repurchase of 333,333 shares of the Company’s common stock from the Investor at $3/share. These repurchased shares will be cancelled and retired, and the corresponding shares will not be returned to the pool of authorized but unissued shares, and remain as treasury stock. We have also entered into an At the Market Offering Agreement (the “ATM Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC (“Titan”), pursuant to which the Company may offer and sell shares of its common stock (subject to certain limitations set forth in the ATM Agreement), from time to time, to or through Titan, acting as sales agent and/or principal. In accordance with the terms of the ATM Agreement, under the Prospectus Supplement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $15,000,000, from time to time, to or through Titan, which is within the Company’s current “baby shelf” limitations under General Instruction I.B.6. of Form S-3. We plan to utilize the ATM Agreement when appropriate to fund our working capital needs on an ongoing basis. Since inception, the Company has issued 266,877 shares of common stock for gross proceeds of $649,383 ($2.12 - $2.98/share) pursuant to the ATM Agreement.

At September 30, 2025, our total stockholders’ deficit was $6,424,480 as compared to a total stockholders’ equity of $15,261,613 at December 31, 2024.

On September 9, 2025, the Company issued a six-month (6) Note with an individual in the original principal amount of $1,000,000. As of September 30, 2025, the Company was in compliance with all terms and conditions of the Note. In connection with the issuance of the Note, the Company also issued warrants to purchase 30,000 shares of its common stock at an exercise price of $2.50/share. The warrants are immediately exercisable and remain outstanding through September 9, 2028. The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated to be $19,947, which was recorded as a debt discount and is being amortized to interest expense over the term of the note. The Company also recorded a corresponding increase to additional paid-in capital of $19,947.

On September 25, 2025, the Company entered into a one-year (1) Note Purchase Agreement with LGH Investments in the original principal amount of $770,000. The Note accrues interest at a rate of 8% per annum, with a default rate of 22%. The Note contains embedded conversion features that allow the Investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at the following terms:

● First tranche: $207,900 of principal and accrued interest convertible at $4.00 per share;

● Second tranche: $208,000 of principal and accrued interest convertible at $6.00 per share; and

● Third tranche: the remaining principal and accrued interest convertible at $6.00 per share; however, upon the occurrence of an event of default, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date.

The net proceeds from the notes executed during the quarter ending September 30, 2025 was $1,822,426.

On October 7, 2025, the Company entered into a one-year (1) Note Purchase Agreement with GS Capital Partners, LLC (the “Investor”), pursuant to which the Company issued a Convertible Note in the original principal amount of $385,000 (the “Note”). The purchase price of $350,000.00 plus an original issue discount in the amount of $35,000 (the “OID”), and to pay a one-time interest charge on the Principal Amount hereof at the rate of eight percent (8%) (the “Interest Rate”) (which is equal to $30,800.00 and shall be guaranteed and earned in full).

On October 9, 2025, the Company entered into a one-year (1) Note Purchase Agreement with BHP Capital NY, Inc. (the “Investor”), pursuant to which the Company issued a Convertible Note in the original principal amount of $385,000 (the “Note”). The purchase price of $600,000.00 plus an original issue discount in the amount of $60,000 (the “OID”), and to pay a one-time interest charge on the Principal Amount hereof at the rate of eight percent (8%) (the “Interest Rate”) (which is equal to $52,800.00 and shall be guaranteed and earned in full.

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2025 and 2024.

	2025	2024

Net cash provided by operating activities	$(17,728,805)	$(13,412,714)
Net cash used in investing activities	(18,590)	(10,586,695)
Net cash provided by (used in) financing activities	7,471,868	23,028,908
Net change in cash and cash equivalents	$(10,275,527)	$(970,501)

Net cash used in operating activities for the nine months ended September 30, 2025, was primarily due to the net loss for the period of $22,207,395.

Net cash used in investing activities for the nine months ending September 30, 2025 was primarily due to payment for leases.

Net cash used for financing activities for the nine months ended September 30, 2025 is primarily due to proceeds from various convertible notes.

As a result of net negative cash provided by operating activities and investing activities in 2025, our overall cash decreased in 2025 by $10,050,580, compared to an increase of cash in 2024 primarily driven by net cash provided for by a capital raise and exercise of warrants $23,812,520.

At September 30, 2025, the Company had the following material commitments and contingencies.

Notes payable – related party - See Note 6 to the Consolidated Financial Statements.

Notes payable and long-term debt - See Note 6 to the Consolidated Financial Statements.

Related party transactions - See Note 2 to the Consolidated Financial Statements for additional discussion.

Cash requirements and capital expenditures – As we transition from the end of the ACP program in 2024 and the reduction in total revenues and margins, we may not have sufficient resources to continue to fund operations for the next twelve months without additional funding. We expect to use additional funding and any profitability to satisfy any cash needs going forward.

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

Significant estimates during the nine months ended September 30, 2025 and 2024, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of derivative liabilities, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management has determined that, as of September 30, 2025, the Company’s disclosure controls are effective, but the Company lacks segregation of duties similar to other companies our size.

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2025, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

On September 9, 2025, the Company entered into a six-month (6) Note with an individual in the original principal amount of $1,000,000. As of September 30, 2025, the Company was in compliance with all terms and conditions of the Note.

On September 25, 2025, the Company entered into a one-year (1) Note Purchase Agreement with LGH Investments in the original principal amount of $770,000. The Note accrues interest at a rate of 8% per annum, with a default rate of 22%. The Note contains embedded conversion features that allow the Investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at the following terms:

● First tranche: $207,900 of principal and accrued interest convertible at $4.00 per share;

● Second tranche: $208,000 of principal and accrued interest convertible at $6.00 per share; and

● Third tranche: the remaining principal and accrued interest convertible at $6.00 per share; however, upon the occurrence of an event of default, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5: OTHER INFORMATION.

For the nine months ended September 30, 2025, the annual bonus for Mr. Cox, Chief Executive Officer, was delayed until December 31, 2025. This caused Mr. Cox to modify his instruction for the sale of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K). None of our other directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Issuer Purchases of Equity Securities

On May 12, 2025, the Company repurchased 333,333 shares of its common stock from a convertible note payable holder for $999,999 ($3/share). In connection with the transaction, the principal balance of the related convertible note was increased by $999,999.

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

SURGEPAYS, INC.
Date: November 12, 2025
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	/s/ Anthony Evers
Anthony Evers
Chief Financial Officer
(Principal Financial and Accounting Officer)

