Form 10-K
period 2025-12-31
SurgePays, Inc.
filed 2026-04-15
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40992

SURGEPAYS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0550352
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3124 Brother Blvd, Suite 104, Bartlett, TN	38133
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of April 15, 2026 was 25,121,895 shares.

As of June 30, 2025, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $41,752,369 based on the $3.11 closing price of the registrant’s common stock on that date.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview and History

About SurgePays, Inc.

SurgePays, Inc. (“SurgePays”, “we”, the “Company”) is a wireless and point of sale technology company focused on serving underserved and value-conscious consumers through a combination of retail distribution and digital acquisition channels.

The Company provides mobile connectivity, financial technology services, and transaction processing solutions through an integrated platform that combines wireless services with point of sale software and nationwide retail distribution.

SurgePays operates a network of more than 9,000 independently owned convenience stores and similar retail locations, which serve as a primary distribution channel for its products and services. In addition, the Company acquires customers through digital channels, including ProgramBenefits.com, which enables direct-to-consumer engagement and expands the Company’s ability to acquire and monetize customer relationships beyond the point of sale.

Through these channels, the Company enables in-store and online activation of wireless services, prepaid top-ups, and financial transactions, allowing consumers to access essential services in both local and digital environments.

The Company’s operating model is designed to be capital efficient. Subscriber acquisition is driven through both its retail distribution network and digital acquisition channels, including ProgramBenefits.com. Revenue is generated through recurring wireless services, transaction fees, and other value-added services delivered through the Company’s platform.

SurgePays generates revenue across multiple channels, including subsidized wireless programs, prepaid wireless services, wholesale wireless enablement, point of sale transaction processing, and in-store digital advertising through its Managed Marketing Services platform. These channels operate on shared infrastructure and are designed to reinforce one another through customer acquisition, retention, and cross-selling opportunities.

The Company has established direct carrier relationships and operates its own mobile virtual network platform, enabling it to provide wireless services directly to consumers as well as to third-party providers. This capability allows the Company to participate in both retail and wholesale wireless markets.

The Company is in an execution phase, with infrastructure, carrier relationships, and distribution already established. Growth is driven primarily by subscriber acquisition and expansion of services across the existing customer base.

Our Business Segments

SurgePays operates through three primary business lines: wireless services or MVNO Telecommunications, platform services or MVNE Enablement Platform (HERO), and wholesale enablement or Comprehensive Platform Services.

The wireless segment includes both subsidized and non-subsidized offerings. Subsidized services are provided through government-supported programs such as Lifeline, which offer eligible consumers discounted or free wireless service. These programs provide access to a recurring customer base and support stable demand. The Company previously participated in the Affordable Connectivity Program, which ended in 2024. Following the conclusion of that program, the Company transitioned a portion of its subscriber base into Lifeline and continued to expand its subsidized customer base through that program.

Non-subsidized services are offered through prepaid wireless brands, including LinkUp Mobile. These services provide contract-free plans with predictable pricing and are distributed through the Company’s retail network and digital channels. The Company’s model allows customers to activate and manage service through local retail locations or online, providing flexibility and accessibility.

The Company’s platform services segment includes point of sale transaction processing and related software solutions for retail partners. These services enable convenience store operators to process prepaid wireless top-ups, activate SIM cards, and facilitate financial transactions, including debit and gift card services. This platform generates transaction-based revenue and provides real-time data that informs customer acquisition and retention strategies.

In addition, the Company has deployed its Managed Marketing Services platform, which utilizes in-store digital displays, including smart televisions, installed at retail partner locations. These displays are positioned within high-traffic areas of stores where purchasing decisions are made, providing a direct channel to engage consumers at the point of sale.

The Managed Marketing Services platform allows the Company to deliver digital content and advertising to consumers within its retail network. The Company expects to generate revenue from this platform through the sale of advertising and marketing services to third-party brands seeking to reach consumers in these locations.

This platform is designed to leverage existing store traffic and infrastructure to create an additional revenue stream with limited incremental cost.

The Company’s wholesale enablement business leverages its direct carrier relationships and technology platform to provide wireless services to third-party providers. As a mobile virtual network enabler, the Company offers SIM provisioning, billing, and network access to companies that do not have direct carrier agreements.

Growth Strategies

The Company’s growth strategy is centered on expanding subscriber acquisition, increasing revenue per customer, and improving capital efficiency.

Subscriber growth is driven through both retail and digital channels, including ProgramBenefits.com.

Revenue per customer is increased through cross-selling additional services and digital monetization opportunities, including in-store advertising delivered through the Managed Marketing Services platform.

Operational efficiency is achieved through cost management, optimization of acquisition channels, and leveraging existing infrastructure.

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

Market Opportunity

MVNO Communications

Subsidized Services

A substantial portion of the U.S. population continues to lack access to reliable high-speed internet, representing a significant and persistent market opportunity. As of 2024, approximately 7.9 million U.S. households lacked an internet connection, and millions more—particularly in rural and underserved communities—remain without access to broadband infrastructure capable of supporting modern digital needs.

The Company’s initiative is to address this gap in connectivity, with a particular focus on rural and underserved regions. By targeting these communities, SurgePays is positioned to meet a critical need while participating in a market characterized by sustained and recurring demand. Government-supported programs such as Lifeline provide access to a consistent base of eligible customers, supporting predictable demand and recurring revenue opportunities.

Our strategy aligns with these government-backed programs, enabling us to serve value-conscious households that remain disproportionately affected by connectivity gaps. Lower-income Americans continue to face structural barriers to broadband adoption. According to Pew Research Center data (2023–2024), approximately 15% of U.S. adults are “smartphone-dependent,” relying on mobile devices rather than fixed broadband for internet access, and only 57% of adults in households earning less than $30,000 annually have home broadband service. These trends underscore the ongoing need for affordable and accessible mobile connectivity solutions.

By focusing on this underserved segment, we believe we are well positioned to capture incremental market share while supporting digital inclusion. The combination of persistent connectivity gaps, government program support, and continued reliance on mobile-first internet access creates a durable foundation for long-term growth and resilience in our subsidized services business.

Prepaid Services

The U.S. wireless market continues to demonstrate strong demand for flexible and affordable connectivity solutions, supported by the widespread adoption of mobile services. As of 2024, there were approximately over 400 million mobile connections in the United States, reflecting continued growth and high penetration of wireless services.

Within this broader market, the prepaid wireless segment represents a significant and expanding opportunity, driven by consumers seeking cost control, flexibility, and no-contract service options. Industry forecasts indicate continued growth in the prepaid segment, with the market expected to expand at a 5.2% compound annual growth rate through 2030.

SurgePays’ prepaid offerings are designed to directly address this demand, particularly among cost-conscious and underserved consumers. Targeting rural markets—where competition may be more limited and pricing often higher—provides a strategic advantage and supports customer acquisition opportunities. Rural populations account for approximately 18% of the U.S. population, representing a meaningful and underpenetrated market segment.

Additionally, multicultural populations—particularly Hispanic Americans—continue to be among the fastest-growing demographics in the United States, contributing to long-term demand for accessible and value-oriented wireless services. By aligning our prepaid offerings with the needs of these expanding and underserved populations, we believe we are well positioned to capture additional market share.

The combination of sustained demand for prepaid services, favorable demographic trends, and targeted geographic focus supports our expectation for continued growth and scalability within our prepaid services business.

Comprehensive Platform Services

SurgePays Prepaid Wireless Top-ups

We believe there is a strong market for prepaid wireless top-ups through convenience stores, bodegas, and neighborhood retail locations. Our approach aims to leverage the more than over 150,000 convenience stores (according to the National Association of Convenience Stores dated February 5, 2025) in the U.S. to deliver accessible prepaid wireless top-ups and essential services, creating a potential for a broad distribution network and we believe this high-transaction environment will become a significant revenue driver for the Company. The U.S. prepaid card market alone was valued at $542 billion in 2023, reaching approximately $749 billion by 2025, according to Research and Markets, and our platform is designed to captures value from every transaction in which it is utilized. Using transaction data to drive targeted marketing further enhances engagement, retention, and customer lifetime value.

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

Competition

The Company operates in a large and growing market for wireless connectivity and financial services.

A significant portion of the U.S. population can be characterized as subprime, broadly defined as consumers who are credit-constrained, underbanked, or otherwise underserved by traditional financial and telecommunications providers. This segment represents a large and durable market opportunity and includes consumers who rely on prepaid wireless services and alternative financial products to meet their needs.

These consumers often depend on mobile devices as their primary means of connectivity and prefer prepaid wireless services due to flexibility, cost control, and the absence of long-term contractual obligations. As a result, the prepaid wireless segment continues to demonstrate sustained demand, supported by consumers seeking predictable pricing and accessible service options.

Government-supported programs such as Lifeline serve a subset of this broader subprime market by providing eligible consumers with discounted or subsidized wireless service. These programs support recurring demand and provide access to a consistent base of eligible customers.

The Company’s strategy is aligned with serving this broader subprime and value-conscious consumer segment through both subsidized and non-subsidized offerings. By addressing the needs of these consumers across multiple channels, including retail and digital acquisition, the Company is positioned to participate in a large and recurring market opportunity.

The Company’s retail distribution strategy targets convenience stores and similar locations, which serve as important access points for cash-based and underbanked consumers. These locations operate in high-transaction environments and provide a natural interface for delivering wireless and financial services to this customer base.

SurgePays operates in a competitive market that includes national wireless carriers, mobile virtual network operators, financial technology companies, and traditional prepaid service distributors.

Competition is based on pricing, service quality, distribution reach, product offering, and customer experience. Larger competitors may have greater financial and operational resources, while smaller competitors may focus on niche markets or geographic regions.

The Company’s competitive position is based on its integrated platform, retail distribution network, and ability to combine wireless services with transaction processing and digital advertising. By operating across multiple channels, the Company seeks to differentiate itself from single-product competitors.

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

SurgePays Team

At SurgePays, our people are the driving force behind everything we accomplish. As of April 2026, our team of over 125 dedicated professionals—across various areas such as accounting and finance (4), human resources (5), programming (11), customer service (49), sales (20), and operations (36)—is committed to solving real problems and delivering value to our customers and shareholders every day.

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

Corporate Information

Our executive offices are located at 3124 Brother Blvd, Suite 410, Bartlett, TN 38133. Our telephone is (901) 302-9587. Our corporate website is www.surgepays.com. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only. Please note that our website and the information contained in, or accessible through, it will not be deemed incorporated by reference into this Annual Report and does not constitute a part of this Annual Report.

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

Following the introduction of the ACP, we derived over 70% of our revenue during 2023 from reimbursement payments from the federal government under the ACP. According to the Federal Communications Commission (the “FCC”), the government entity that oversees the ACP, the ACP wound down and stopped accepting new applications and enrollments as of February 7, 2024, and June 2024 was the last funded month of the ACP due to lack of additional funding from Congress. The expiration of the ACP and the cessation in reimbursement payments had a substantial adverse effect on our business, financial condition, and operating results during the years ended December 31, 2024, and 2025. Without revenue from the ACP, we have shifted our focus to other business segments, including our MVNO Communications and Comprehensive Platform Services further described herein, however there is no guarantee that we will be able to successfully replicate our revenues from the ACP or past profitability, which may have a substantial adverse effect on our business, financial condition, and operating results.

Additionally, there is no guarantee whether or for how long the FCC or other federal agencies will continue to provide funding for the Lifeline program. As a material component of our current business operations and source of revenue, any decrease or end to funding of the Lifeline program would likely have a substantial adverse effect on our business, financial condition, and operating results.

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

●	Privacy and data protection - we are subject to federal, state and international laws related to privacy and data protection.

●	Regulation of broadband Internet access services - on June 11, 2018, the repeal of the FCC’s “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, California and a number of other states are considering or have enacted legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether FCC rules or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations.

●	“Open Access” - we hold certain wireless licenses that require us to comply with so-called “open access” FCC regulations, which generally require licensees of a particular spectrum to allow customers to use devices and applications of their choice. Moreover, certain services could be subject to conflicting regulation by the FCC and/or various state and local authorities, which could significantly increase the cost of implementing and introducing new services.

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

We are currently subject to a number of litigation matters as described under the heading “Legal Proceedings.” In connection with certain of these litigation matters, we may be required to pay significant monetary damages. Defending against the current litigations is or can be time-consuming, expensive and cause diversion of our management’s attention.

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

If we are unable to implement or maintain effective disclosure controls and procedures, or if there are identified significant deficiencies or material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

Our success is substantially dependent on the continued service of our senior management.

Our success is substantially dependent on the continued service of our Chief Executive Officer (“CEO”), Kevin Brian Cox, and our Chief Financial Officer (“CFO”), Chelsea Pullano. We do not carry key person life insurance on any of our management, which would leave us uncompensated for the loss of any of its management. The loss of the services of any of our senior management personnel could make it more difficult to successfully operate our business and achieve our business goals. In addition, competition in our industry for senior management and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our product development capabilities and customer and employee relationships growth may be harmed and overall growth may be limited.

We offer competitive compensation packages in order to retain the services of our senior management, and we could be required to pay significant compensation payments in the case we are unable to retain our senior management.

As the continued employment of our executive officers is critical to the Company’s success, we have entered into competitive employment agreements in order to retain the services of our existing officers. In addition to guaranteed base compensation, we have offered our CEO incentive compensation upon the Company’s completion of milestones including achieving certain annual revenue, annual EBITDA, and market capitalization goals, that could require the Company to make large equity grants for the achievement of each milestone completed.

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

Continuation of market acceptance for our existing services and products requires substantial marketing efforts and will require our sales account executives and contract partners to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, outside sales agents and distributors.

Commercialization of our products and services requires us to expand our own marketing and sales capabilities or consider collaborating with additional third parties to perform these functions. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with collaborative partners and other third parties. In these instances, our future revenue will be materially dependent upon the success of the efforts of these third parties.

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

Mr. Cox owned approximately 26.7% of our outstanding voting equity as of April 6, 2026. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Cox is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Cox may have interests that are different from yours. For example, Mr. Cox may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Cox could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and proposals of the Board of Directors (the “Board”) that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The price of our common stock has been and may in the future continue to be extremely volatile, ranging from a high of $3.47 and a low of $0.6807, since the beginning of 2025 through April 9, 2025. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

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

We could issue additional common stock, which could dilute the book value of our common stock.

The Board has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters requiring shareholders vote and might dilute the book value of our common stock. You may incur additional dilution if holders of convertible promissory notes, stock warrants or options, whether currently outstanding or subsequently issued or granted, exercise their rights to convert their securities into common stock or to purchase shares of our common stock.

Future issuances of our common stock, preferred stock, convertible promissory notes, options and warrants could dilute the interests of existing stockholders.

We may issue additional shares of our common Stock, preferred stock, convertible promissory notes, options and warrants in the future, including under the Company’s 2022 Omnibus Securities and Incentive Plan and the evergreen provisions contained therein. These issuances may include substantial milestone-based issuances of securities to our executive officers as described in Item 11 of this Annual Report under the heading “Employment Agreements.” The issuance of common stock, preferred stock, convertible promissory notes, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, including the resale by a target company’s owners in an acquisition which received such common stock or other securities convertible into common stock as consideration in the acquisition, or by shareholders who acquired common stock in a private placement or other securities offering could have an adverse effect on the market price of our common stock.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock would have on the market price of our common stock.

We are not currently in compliance with Nasdaq’s minimum market value of listed securities and minimum bid price listing requirements; if we are not able to regain compliance with those requirements within the time periods permitted by Nasdaq, our common stock may be delisted, which would likely impair our ability to raise capital and could constitute an event of default under our outstanding promissory notes.

On March 18, 2026, the Company received a written notice (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company no longer meets the minimum market value of listed securities (“MVLS”) of $35,000,000 (the “MVLS Requirement”) set forth in Nasdaq’s Listing Rules (the “Rules”). On March 23, 2026, the Company received a written notice (the “Bid Price Notice” and together with the MVLS Notice collectively the “Notices”) from the Nasdaq Listing Qualifications Department indicating that the Company is not in compliance with the $1.00 minimum bid price requirement (the “Bid Price Requirement”) set forth in the Rules.

There is no guarantee that the Company will be able to regain compliance with the MVLS Requirement or Bid Price Requirement. If the Company’s common stock ultimately were to be delisted for any reason, including because the Company cannot regain compliance with the MVLS Requirement or Bid Price Requirement, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees. Additionally, delisting of the Company’s common stock from the Nasdaq Capital Market could constitute an event of default under its outstanding convertible promissory notes, resulting in those notes becoming immediately due and payable, and resulting in default penalties being applied to those notes.

In the event of delisting, the Company can provide no assurance that any action taken by it to restore compliance with listing requirements would allow its securities to become listed again, stabilize the market price or improve the liquidity of its securities, prevent its securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if the Company’s securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Link ATS, an alternative trading system operated by OTC Markets Group Inc. for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You could be unable to sell your securities unless a market could be established or sustained.

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

ITEM 2. PROPERTIES

We presently occupy space at four locations: 3124 Brother Blvd., Suite 410, Bartlett, Tennessee, 38133 (this building is owned by an entity owned by Mr. Cox, our CEO and Chair – the term of the lease is on a month to month basis), which houses our corporate headquarters along with back office, inventory and marketing departments; 8745 West Higgins, Chicago, Illinois, 60361, which houses our human resources departments – the term of this arrangement is one year; 1615 S Ingram Mill, Building B, Springfield, Missouri, 65804, which houses our Comprehensive Platform Services technical operations; and 73 Av. Norte y 5 Calle Poniente, Colonia Escalon, San Salvador, SV, which house our business process operations.

See the notes to our consolidated financial statements for more detailed lease information.

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

As of the date hereof, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on our results of operations except as set forth below:

(1)

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al., District Court of Oklahoma County, OK, CJ-2021-5327, filed on December 13, 2021. Plaintiffs’ petition alleges breach of a Stock Purchase Agreement by SurgePays, SurgePhone Wireless, LLC, and Kevin Brian Cox (“Defendants”), and makes other allegations related to SurgePays’ consulting work with Jonathan Coffman, formerly a True Wireless employee. The petition requests injunctive relief, general damages, punitive damages, attorney fees and costs for alleged breach of contract, tortious interference with a business relationship, and fraud. Blue Skies alleged the Defendants are in violation of their non-competition and non-solicitation agreements related to the sale of True Wireless from SurgePays to Blue Skies. Defendants filed various dispositive motions with the Court demonstrating Oklahoma state law does not recognize non-compete agreements and non-solicitation agreements in the manner alleged by Plaintiffs, and the Court granted these motions, finding the non-solicitation and non-competition clauses in the Stock Purchase Agreement void as a matter of Oklahoma law. Defendants then filed additional dispositive motions on Plaintiffs’ claims in tort and equity, which the Court granted in part based on its prior rulings. Plaintiffs took the position the Court granting Defendants’ dispositive motions on these material issues only leaves partial contract claims that are inextricably intertwined with the remaining claims and defenses. Plaintiffs sought a certified interlocutory appeal of the Court’s orders. On March 10, 2025, the Oklahoma Supreme Court entered an order denying Plaintiffs’ Petition for Certiorari to review the certified interlocutory appeal. In December 2025, Judge Dishman recused himself from the case following a request from the Blue Skies and True Wireless parties and objection by SurgePays’ counsel. Judge Andrews has been assigned to the matter and has set remaining matters for status and briefing schedules on outstanding motions in the trial court. The case will now proceed in the district court on the parties’ remaining claims. Presently, there is no trial date.

In the Circuit Court of Tennessee for the 30th Judicial District at Memphis, Docket # CT-3219-23. On August 8, 2023, a complaint was filed by SurgePays for breach of a promissory note by Blue Skies Connections, LLC. The note at issue is dated June 14, 2021, and requires Blue Skies Connections to repay the principal sum of $176,850.56, by monthly payments of $7,461.37 commencing on June 1, 2023. Blue Skies Connections has failed to make any payments due under the terms of the note, and this breach entitles SurgePays to demand payment of the entire amount of the note together with all accrued interest. Blue Skies Connections responded by filing a Motion to Dismiss or, in the alternative, a Motion to Stay, taking the position that, under the prior suit pending doctrine, the subject promissory note is subject to the prior litigation instituted by Blue Skies Connections against SurgePays, styled Skies Connections, LLC and True Wireless, Inc. v. SurgePays, Inc., et al., Case No. CJ-2021-5327, District Court of Oklahoma County, Oklahoma. SurgePays elected to dismiss its complaint without prejudice and is in the process of evaluating re-filing the matter in the District Court of Oklahoma County, Oklahoma.

16

(2)

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma. Plaintiffs SurgePays, Inc. and Kevin Brian Cox initiated this case against its former officer Mike Fina, his companies Blue Skies Connections, LLC, True Wireless, Inc., Government Consulting Solutions, Inc., Mussell Communications LLC, and others. This case also arises from the June 2021 transaction by which SurgePays sold True Wireless to Blue Skies. During the litigation of CJ-2021-5327 described above, SurgePays learned information that showed Mike Fina breached his duties owed to True Wireless during his employment and consulting work for True Wireless prior to SurgePays’ sale of True Wireless to Blue Skies. SurgePays alleges that Mike Fina conspired with the other defendants to damage True Wireless thereby harming the value of the company and causing its eventual sale at a greatly reduced price. SurgePays asserts claims for (i) breach of contract; (ii) breach of fiduciary duty; (iii) fraud; (iv) tortious interference; and (v) unjust enrichment. At this stage, no defendant has asserted a counterclaim against SurgePays. SurgePays filed a Second Amended Petition on January 27, 2023. Defendants Fina, Blue Skies, True Wireless, and Government Consulting Solutions filed a Motion to Dismiss on March 10, 2023. On June 29, 2023, the Court granted the Motion to Dismiss, ruling the claims asserted are “derivative” and could only be asserted by the True Wireless entity now owed by Blue Skies. The Court rejected SurgePays’ request to certify this ruling for immediate appeal. Defendant Misty Garrett filed a Motion for Summary Judgment seeking the same relief as the Motion to Dismiss, which was granted by the Court. It is SurgePays’ intent to evaluate an additional options in the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and Misty Garrett. At this stage, no attempts at settlement have been made.

All claims against all parties have been adjudicated by the Court. SurgePays filed a Motion for New Trial, which was denied by the Court on February 20, 2025. SurgePays’ has filed an appeal of the Court’s dismissal of Fina, Blue Skies, True Wireless, Government Consulting Solutions, and summary judgment for Misty Garrett.

With regard to the appeal against Misty Garrett and Misty Garrett’s claims against SurgePays, Misty Garrett and SurgePays have entered into a Settlement Agreement and Release dated as of October 16, 2025 in which the parties have agreed to dismiss all matters in the courts and release each other from liability, with an agreement to file such dismissal documents at the in the respective courts.

(3)

Ellenoff Grossman and Schole LLP, Plaintiff v Surgepays, Inc., Defendant, Case No 651282/2026, Supreme Court of the State of New York County of New York, filed March 3, 2026. Plaintiff filed suit in this collection action seeking $234,151.18 for services rendered, plus fees and costs.  On April 07, 2026, Plaintiff and Defendant entered into a Settlement Agreement for eight monthly payments of $29,268.90 to satisfy the claim. Upon receipt of the final payment in November 2026, Plaintiff will file a stipulation of Discontinuance of Action with the New York State Supreme Court.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information; Holders

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “SURG.”

As of April 6, 2026, there were approximately 139 holders of record of our common stock. Since certain shares of our common stock are held by brokers and other institutions on behalf of stockholders, the foregoing number of holders of our common stock is not representative of the number of beneficial holders of our common stock.

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

Preferred Stock

As of December 31, 2025, the Company does not have any shares of preferred stock outstanding.

Transfer Agent

The transfer agent of our Common Stock is VStock Transfer, LLC. Their address is 18 Lafayette Place, Woodmere, NY 11598.

Unregistered Sales of Equity Securities

We have previously disclosed in our Quarterly Reports on Form 10-Q and Current Report on Form 8-K filed in 2025 information regarding our sales of securities without registration under the Securities Act of 1933, except as follows:

During the quarter ended December 31, 2025, we issued the following unregistered securities:

Stock Issued for Services

The Company issued 324,000 shares of common stock for services rendered, having a fair value of $641,430 ($2.43 - $2.87/share), based upon the quoted closing trading price.

Stock Issued to Settle Accounts Payable

The Company issued 22,807 shares of common stock to settle outstanding vendor payables, having a fair value of $65,456 ($2.87/share), based upon the quoted closing trading price.

Debt Discount – Common Stock

In connection with the issuance of various convertible notes payable, the Company issued 103,000 shares of common stock, having a fair value of $271,880 ($1.90 - $2.86/share), based upon the quoted closing trading price on each respective grant date. This amount has been recorded as a debt discount. See Note 6 for discussion of the various common stock issuances related to convertible note offerings.

Debt Discount – Warrants

In connection with the issuance of various convertible notes payable and a note payable, the Company issued warrants to purchase shares of common stock, having an aggregate fair value of $1,133,345, comprised of $1,084,927 related to convertible notes payable and $48,418 related to the note payable. The fair value of each warrant was determined using the Black-Scholes pricing model on each respective grant date. These amounts have been recorded as a debt discount. See Note 6 for discussion of the assumptions and inputs used in these fair value calculations.

As to the shares of common stock issued for (i) conversion of convertible promissory notes, or (ii) exercise of warrants described above, the share were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 3(a)(9) of the Securities Act, as the shares of common stock were issued in exchange for and conversion of convertible promissory notes or warrants issued by the Company, there was no additional consideration for the exchanges, and there was no remuneration for the solicitation of the exchanges. As to the other issuances of common stock described above, such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

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

Business Overview

We were incorporated in Nevada on August 18, 2006, as a pioneering financial technology and telecommunications company with one clear mission: to enhance connectivity and financial access in the places people live, shop, and work.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2025 AND 2024

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

Revenues and expenses during the years ended December 31, 2025, and 2024, consisted of the following:

	2025	2024
Revenue	$56,962,920	$60,881,173
Cost of revenue (exclusive of depreciation and amortization)	(67,551,811)	(75,205,372)
General and administrative	(20,071,121)	(27,458,152)
Impairment loss - note receivable	176,851	-
Impairment loss - CenterCom	-	498,273
Impairment loss - internal use software development costs	-	316,594
Impairment loss - goodwill	3,300,000	866,782
Income (Loss) from operations	$(34,136,863)	$(43,464,000)

Revenue decreased overall by $3,918,253 (6.4%) from the year ended December 31, 2024, to year ended December 31, 2025. Segment revenues were as follows:

	For the Years Ended December 31,
	2025	2024

Revenues:
Mobile Virtual Network Operator	$13,453,150	$43,450,244
Point-of-Sale and Prepaid Services	43,509,771	17,419,088
Other Corporate Overhead	-	11,841
Total	$56,962,920	$60,881,173

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $29,997,094 or (69.0%). Due to a lack of additional funding from Congress, April 2024 was the last month ACP households received the full ACP discount, as they had received in prior months, and effective June 1, 2024, households no longer receive an ACP discount.

As a transition strategy, we decided to keep the existing base of subscribers from the former ACP enrolled in our network with a built-in subscriber base of 250,000. We chose to keep our subscribers active, absorbing the wholesale costs (averaging around $7-10 per subscriber per month), and put our strong balance sheet to work to replace the cash inflow we lost once ACP funding ran out. We transitioned over 80,000 subscribers to the Lifeline program during 2024, and continued to add new users to Lifeline in 2025 as we scaled that portion of the business.

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

Point-of-Sale and Prepaid Services revenues increased by $26,090,683 from December 31, 2024 to December 31, 2025, as a result of increasing our sales force and hiring of a new Director of Sales.

Effective December 31, 2024, the Company’s management elected to abandon its lead generation segment operations as part of a strategic reassessment of its business lines. This decision followed a review by the Chief Operating Decision Maker (“CODM”, which is our Chief Executive Officer), who had been regularly evaluating the segment’s financial performance and determined that its continued operation was no longer aligned with the Company’s long-term strategic objectives. Lead generation segment revenue was therefore $0 in the years ended December 31, 2025 and 2024. Comparison numbers for lead generation segment expenses are shown in the respective Other Corporate Overhead lines below.

Cost of Revenue, Gross Profit and Gross Margin

For the year 2025, cost of revenue for services primarily consisted of data plan expenses ($7,708,012), prepaid retail expenses ($45,209,470), devices ($975,276), marketing ($7,006,084), advertising ($1,332,189), and other expenses such as royalties and call-center expenses ($5,320,781). For the year 2024, cost of revenue for services primarily consisted of data plan expenses ($21,684,451), prepaid retail expenses ($16,779,312), devices ($5,685,656), marketing ($15,632,078), advertising ($4,808,305), and other expenses such as royalties and call-center expenses ($4,233,099).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Years Ended December 31,
	2025	2024

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$22,242,341	$58,410,842
Point-of-Sale and Prepaid Services	45,209,470	16,779,312
Other Corporate Overhead	100,000	15,218
Total	$67,551,811	$75,205,372

Gross profit margin is calculated as revenue less cost of revenue. Gross profit margin is gross profit expressed as a percentage of revenue. Our gross profit in future periods will depend on a variety of factors, including market conditions that may impact our pricing, sales mix among devices, sales mix changes among consumables, excess and obsolete inventories, and the cost of our products from manufacturers. Our gross profit (loss) in future periods will vary based upon our revenue stream mix and may increase or decrease based upon our distribution channels.

	For the Years Ended December 31,
	2025	2024

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$(8,789,192)	$(14,960,598)
Point-of-Sale and Prepaid Services	(1,699,699)	639,776
Other Corporate Overhead	(100,000)	(3,377)
Total	$(10,588,891)	$(14,324,199)

The Company expects to focus on the improvement of gross margin in the Point-of-Sale and Prepaid Services segment during 2026. Most of the costs to prepare Clearline ready for launch have already been incurred, and we expect gross margin to begin moving towards positive in 2026 for this revenue channel. As we continue to expand both subsidized (Lifeline) and non-subsidized products (LinkUp Mobile) in the MNVO segment in 2026, we also anticipate gross margins in the MVNO segment will increase with an aim to return to positive results in late 2026.

	For the Years Ended December 31,
	2025		2024

Gross Margin:
Mobile Virtual Network Operator	%	(65.3)%	(34.4)%
Point-of-Sale and Prepaid Services		(3.9)	3.7
Other Corporate Overhead		N/A	(28.5)
Total	%	(18.6)%	(23.5)

General and administrative during the years ended December 31, 2025, and 2024, consisted of the following:

	2025	2024
Depreciation and amortization	$859,974	$1,165,279
Selling, general and administration	19,211,147	26,292,873
Total	$20,071,121	$27,458,152

Selling, general and administrative expenses during the years ended December 31, 2025, and 2024, consisted of the following:

	2025	2024
Contractors and consultants	$3,692,780	$4,303,580
Professional services	1,453,907	2,110,510
Compensation	8,700,110	14,605,283
Computer and internet	1,020,185	959,222
Advertising and marketing	268,671	109,004
Insurance	983,093	1,096,027
Other	3,092,401	3,109,247
Total	$19,211,147	$26,292,873

Selling, general and administrative costs (S, G & A) decreased by $7,081,726 (26.9%). The changes are discussed below:

●	Contractors and consultants expense decreased by $610,800 or 14.2% from $4,303,580 in 2024 to $3,692,780 in 2025. The Company decreased these expenses during the year ended December 31, 2025, due to the reduction in advisory services specifically in the area of investment relations.

●	Professional services decreased by 656,603 or 31.1% in 2025 primarily due to a decrease in legal fees of $480,561.

●	Compensation decreased from $14,605,283 in 2024 to $8,700,110 in 2025 largely as a result of as a result of change in one-time non-cash component for stock compensation for the CEO and CFO. There was a non-cash component for $1,701,735 related to the implementation of a stock option plan for all employees.

●	Computer and internet costs increased to $1,020,185 in 2025 from $959,222 in 2024. The increase was primarily the result of increased for the one-time cost of a tax compliance software installation.

●	Advertising and marketing costs increased to $268,671 in 2025 from $109,004 in 2024 primarily due to additional marketing of the Clearline platform.

●	Insurance expense decreased to $983,093 in 2025 from $1,096,027 in 2024 primarily as a result of improved premium rates for the renewal of coverage in 2025.

●	Other costs decreased slightly to $3,092,401 in 2025 from $3,109,247 in 2024 primarily due to the resolution of various taxes associated with the ACP.

Other (expense) income during the years ended December 31, 2025, and 2024, consisted of the following:

	2025	2024
Interest, net	$(2,003,935)	$(554,200)
Gain (loss) on equity investment in Centercom	-	33,864
Realized gains - investments	-	13,613
Dividends, interest, and other income – investments	-	355,549
Loss on lease termination - net	-	(194,863)
Interest income	63,950	105,395
Other income	7,140	636,868
Total other (expense) income	$(1,932,845)	$(1,285,423)

Interest expense increased to $2,003,935 in 2025 from $554,200 in 2024 primarily due to additional notes entered into during the 2025 fiscal year.

In connection with the issuance of a $6,999,999 convertible promissory note, the Company issued warrants to purchase 700,000 shares of common stock. The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated to be $207,640, which was recorded as a component of the total debt discount and is being amortized to interest expense over the term of the note.

The equity investment in Centercom changed by $0 in the year ended December 31, 2025 compared to an increase of $33,864 in the year ended December 31, 2024. As of December 31, 2024, The Company determined that it would no longer utilize the Business Process Outsourcing (BPO) services of CenterCom.

The Company invested excess cash in various instruments during 2024, resulting in interest, dividends, and gains resulting in an aggregate increase of $355,549, compared to $0 in 2023.

Equity Transactions for the Year Ended December 31, 2025

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

The Company issued 697,691 shares of common stock for gross proceeds of $1,774,636 ($2.12 - $2.98/share).

In connection with the capital raise, the Company paid cash as direct offering costs (including professional fees) totaling $123,197, resulting in net proceeds of $1,651,439.

Stock Issued for Services

The Company issued 324,000 shares of common stock for services rendered, having a fair value of $641,430 ($1.70 - $2.87/share), based upon the quoted closing trading price.

Stock Issued to Settle Accounts Payable

The Company issued 22,807 shares of common stock to settle outstanding vendor payables, having a fair value of $65,456 ($2.87/share), based upon the quoted closing trading price.

Debt Discount – Common Stock

In connection with the issuance of various convertible notes payable, the Company issued 103,000 shares of common stock, having a fair value of $271,880 ($1.90 - $2.86/share), based upon the quoted closing trading price on each respective grant date. This amount has been recorded as a debt discount. See Note 6 for discussion of the various common stock issuances related to convertible note offerings.

Debt Discount – Warrants

In connection with the issuance of various convertible notes payable and a note payable, the Company issued warrants to purchase shares of common stock, having an aggregate fair value of $1,133,345, comprised of $1,084,927 related to convertible notes payable and $48,418 related to the note payable. The fair value of each warrant was determined using the Black-Scholes pricing model on each respective grant date. These amounts have been recorded as a debt discount. See Note 6 for discussion of the assumptions and inputs used in these fair value calculations.

Treasury Stock

The Company repurchased 333,333 shares of its common stock from a convertible note payable holder for $999,999 ($3/share). In connection with the transaction, the principal balance of the related convertible note was increased by $999,999. See Note 6.

Shares – Related Parties

Chief Executive Officer

In 2024, the Company granted 500,000 shares of restricted common stock to its Chief Executive Officer (CEO), having a fair value of $3,800,000 ($7.60/share), based upon the quoted closing trading price on the grant date. The shares vested ratably over the period July 2024 through December 2024. All shares vested in accordance with the terms of the agreement. See Note 8 for additional information regarding the CEO employment agreement and future RSA grants.

Chief Financial Officer

In November 2023, the Company granted 600,000 shares of restricted common stock to its Chief Financial Officer (CFO), having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price on the grant date. The award was structured in two tranches, with 400,000 shares vesting ratably over the period July 2024 through December 2024 and 200,000 shares vesting on December 31, 2025. All shares vested in accordance with their original vesting schedules. See Note 8 for additional information regarding the CFO employment agreement.

Board of Directors

2025 Grant

In May 2025, the Company granted an aggregate of 150,000 shares of common stock to various members of its Board of Directors, having a fair value of $474,000 ($3.16/share), based upon the quoted closing trading price on the grant date. The shares vest upon the earliest of the following:

●	The board member no longer serves in that capacity for any reason, except for cause;
●	Occurrence of a change in control; and
●	August 2028.

Effective December 31, 2025, a board member resigned their position. In accordance with the terms of their agreement, all unvested shares vested immediately upon resignation. As a result, 88,880 shares of common stock vested on December 31, 2025.

2024 Grant

In 2024, the Company granted an aggregate of 44,640 shares of common stock to various members of its Board of Directors, having a fair value of $149,990 ($3.36/share), based upon the quoted closing trading price on the grant date. The shares vest upon the earliest of the following:

●	The board member no longer serves in that capacity for any reason, except for cause;
●	Occurrence of a change in control; and
●	The fourth anniversary of the effective date.

Director of Human Resources and Legal Services

In 2024, the Company granted 100,000 shares of common stock to its Director of Human Resources and Legal Services, having a fair value of $672,000 ($6.72/share), based upon the quoted closing trading price on the grant date. The shares vested ratably over the period July 2024 through December 2024. All shares vested in accordance with the terms of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, and 2024, our current assets were $6,979,766 and $17,870,323, respectively, and our current liabilities were $18,190,236 and $6,059,476, respectively, which resulted in a working capital deficit of $(16,171,009) and a working capital surplus of $11,210,470, respectively. The decrease in current assets is primarily a result of decreased cash on hand.

Total assets at December 31, 2025, and 2024, amounted to $8,515,846 and $23,976,005, respectively, a decrease of $15,460,159 from 2024 to 2025. The decrease in total assets is a result of a decrease in available cash and an impairment of $3,300,000 of goodwill. At December 31, 2025, assets consisted of current assets of $6,979,766, net intangible assets of $819,153, and operating lease right of use asset of $313,410, and at December 31, 2024, assets consisted of current assets of $17,870,323, net property and equipment of $591,088, net intangible assets of $1,472,962, goodwill of $3,300,000, note receivable of $176,851, and operating lease right of use asset of $564,781.

At December 31, 2025, our total liabilities were $23,918,665 compared to total liabilities of $8,714,392 at December 31, 2024. This $15,204,273 increase was related to an increase in accounts payable and notes payable.

At December 31, 2025, our total stockholders’ deficit was $(15,402,819) as compared to $15,261,613 at December 31, 2024. The $(30,664,432) decrease was primarily due to the net loss for the year, as well as the above discussed decrease in assets and increase in liabilities.

The following table sets forth the major sources and uses of cash for the years ended December 31, 2025, and 2024.

	2025	2024

Net cash provided by or (used in) operating activities	$(21,293,152)	$(21,310,603)
Net cash used in investing activities	(18,590)	(3,004,576)
Net cash provided by financing activities	10,534,564	22,483,508
Net change in cash and cash equivalents	$(10,777,178)	$(1,831,671)

Net cash used in both 2024 and 2025 was primarily due to the net loss for the respective years.

Net cash used in investing activities in 2025 was due to the purchase of property and equipment. Net cash used in investing activities in 2024 was primarily due to the purchase and sale of investments, and the purchase of ClearLine assets in 2024

Net cash provided for financing activities is primarily due to the sale of stock for cash and the issuance of notes payable, partially offset by repayments of notes payable. Net cash provided for financing activities is primarily due to the equity offering in January 2024 and the exercise of warrants during the year ended December 31, 2024.

As a result of net negative cash provided by operating activities and investing activities in 2025, our overall cash decreased in 2025 by $10,777,178, compared to a decrease of $1,831,671 in 2024.

At December 31, 2025, the Company had the following material commitments and contingencies.

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

Known trends and uncertainties – The Company may pursue strategic opportunities, including acquisitions or partnerships, that align with its core business and support long-term growth. There are no definitive agreements in place at this time.

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

Significant estimates during the years ended December 31, 2025 and 2024, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 19, 2025, the Company was notified by Rodefer Moss & Co, PLLC (“Rodefer”) that Rodefer had resigned as the Company’s independent registered public accounting firm. The audit report of Rodefer on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024, and 2023, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: Rodefer’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2024 and 2023, contained a separate section relating to Critical Audit Matters regarding (a) the Sufficiency of audit evidence over revenue, and (b) the Goodwill impairment assessment.

During the Company’s fiscal years ended December 31, 2024, and 2023, and the subsequent period through May 19, 2025, there were no (i) “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Rodefer on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rodefer, would have caused Rodefer to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, or (ii) “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Rodefer with a copy of the foregoing disclosures and requested that Rodefer furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with such disclosures, and, if not, stating the respects in which it did not agree. A copy of Rodefer’s letter, dated May 23, 2025, was filed as Exhibit 16.1 to the Current Report on Form 8-K disclosing Rodefer’s resignation.

On May 23, 2025, the Audit Committee of the Company’s Board of Directors engaged TAAD, LLP as the Company’s independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act, of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

b) Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2025.

● a lack of sufficient in-house qualified accounting staff;

● inadequate controls and segregation of duties due to limited resources and number of employees;

● material purchase price allocation of Shuya transactions which are heavily dependent upon the use of estimates and assumptions and require us using consultants.

To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

ITEM 9B. OTHER INFORMATION

No officers or directors adopted or terminated Role 10b5-1 trading arrangements during the year ended 2025.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Part III is omitted from this Annual Report in that we will file a definitive proxy statement pursuant to Regulation 14A with respect to our 2026 Annual Meeting (the “Proxy Statement”) on the date hereof and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference.

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be included in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation filed August 22, 2006	SB-2	3.1	03/14/2007
3.2	Articles of Merger filed July 25, 2008	S-1/A	3.2	10/21/2021
3.3	Certificate of Amendment to Articles of Incorporation filed April 27, 2009	10-K/A	3.1	05/14/2013
3.4	Certificate of Amendment to Articles of Incorporation filed May 13, 2015	8-K/A	3.1	12/11/2015
3.5	Certificate of Amendment to Articles of Incorporation filed June 30, 2015	S-1/A	3.5	10/21/2021
3.6	Certificate of Amendment to Articles of Incorporation filed October 10, 2017	S-1/A	3.6	10/21/2021
3.7	Certificate of Amendment to Articles of Incorporation filed December 21, 2017	S-1/A	3.7	10/21/2021
3.8	Certificate of Amendment to Articles of Incorporation filed October 29, 2020	8-K	3.1	11/5/2020
3.9	Certificate of Amendment, filed November 1, 2021	8-K	3.1	11/5/2021
3.10	Bylaws	SB-2	3.2	03/14/2007
3.11	Amended Bylaws	10-K/A	3.2	05/14/2013
3.12	Amended Bylaws	8-K/A	3.2	12/11/2015
4.1	Warrant, dated March 8, 2021, issued to Evergreen Capital Management LLC	8-K	4.2	03/16/2021
4.2	Form of Underwriter’s Warrants	8-K	4.1	11/5/2021
4.3	Warrant Agency Agreement between SurgePays, Inc. and VStock Transfer, LLC, dated November 4, 2021	8-K	4.2	11/5/2021
4.4	Description of Securities	10-K	4.4	03/30/2023
4.5	Form of Promissory Note Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.1	08/11/2022
4.6	Form of Warrant with $4.73 Exercise Price Issued to Inventory Lenders in March 2022 to May 2022	10-Q	4.2	08/11/2022
4.7	Revolving Secured Promissory Note with Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	4.3	08/11/2022
4.8	Form of Senior Secured Convertible Note issued to Funicular Funds, LP	8-K	4.1	05/16/2025
4.9	Form of Warrant issued to Funicular Funds, LP	8-K	4.2	05/16/2025
4.10	Form of Warrant issued to R.F. Lafferty & Co., Inc.	8-K	4.1	01/22/2026
10.1+	Consulting Agreement, dated September 25, 2017, by and between KSIX MEDIA HOLDINGS, INC. and David C. Ansani	S-1	10.2	09/12/2019
10.2+	Director Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.1	07/24/2019
10.3+	Director and Officer Indemnification Agreement, dated July 17, 2019, by and between Surge Holdings, Inc. and David N. Keys	8-K	10.2	07/24/2019
10.4	Promissory Note, issued by Surge Holdings, Inc. to AN Holdings, LLC on April 24, 2020	10-K	10.22	05/12/2020
10.5	Paycheck Protection Program Note, dated April 18, 2020, issued to Bank 3	10-Q	10.4	08/14/2020

10.6		Office Lease, dated May 5, 2020, by and between Woodfield Financial Center LLC and Surge Holdings Inc.	S-1/A	10.31	02/16/2021
10.7		Master Services Agreement by and between Surge Pays, Inc. and Glass Mountain BPO, dated January 1, 2021	S-1/A	10.32	02/16/2021
10.8		Commercial Lease Agreement, dated July 10, 2019, by and between CardDawg Investments, LLC and Surge Holdings, Inc.	S-1/A	10.35	02/16/2021
10.9		Form of On Demand Promissory Note issued by the Company in favor of SMDMM Funding, LLC	S-1/A	10.36	09/22/2021
10.10		Stock Purchase Agreement, by and among, SurgePays, Inc., Torch Wireless, and the Parties Listed Therein, dated April 6, 2022	8-K	10.1	04/12/2022
10.11		Installment Sale Agreement, by and among, SurgePays, Inc., SurgePhone Wireless LLC, Torch Wireless, and Affordable Connectivity Financing V Limited Liability Company, dated November 17, 2022	8-K	10.1	11/23/2022
10.12		Paying Agent Agreement, by and among, SurgePhone Wireless LLC, Torch Wireless, Affordable Connectivity Financing V Limited Liability Company, and Ivy Dallas Funding, LLC, dated November 17, 2022	8-K	10.2	11/23/2022
10.13		Consulting Agreement, by and between the Company and Jay Jones, dated December 19, 2022	8-K	10.1	12/23/2022
10.14+		Weisberg Director Agreement, by and between the Company and Ms. Weisberg, dated December 19, 2022	8-K	10.2	12/23/2022
10.15+		Form of Indemnification Agreement	8-K	10.3	12/23/2022
10.16+		Employment Agreement between SurgePays, Inc. and Kevin Brian Cox	10-Q	10.1	05/16/2022
10.17+		Employment Agreement between SurgePays, Inc. and Anthony Evers, dated August 8, 2022	10-Q	10.3	08/11/2022
10.18+		SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan	10-K	10.18	03/30/2023
10.19		Loan Agreement between the Company and Lender, dated April 8, 2022, as amended June 2, 2022	10-Q	10.1	08/11/2022
10.20		Security Agreement between the Company and Lender, dated April 8, 2022	10-Q	10.2	08/11/2022
10.21+		Form of Restricted Share Award Agreement	10-Q	10.1	08/10/2023
10.22+		Form of Employment Agreement with Anthony Evers	10-Q	10.1	11/14/2023
10.23+		Form of Employment Agreement with Kevin Brian Cox	8-K	10.1	01/03/2024
10.24*+		Amendment No. 1 to Employment Agreement with Kevin Brian Cox
10.25*+		Amendment No. 2 to Employment Agreement with Kevin Brian Cox
10.26*+		Amendment No. 3 to Employment Agreement with Kevin Brian Cox
10.27		Underwriting Agreement, dated as of January 17, 2024, between SurgePays, Inc. and Titan Partners Group	8-K	1.1	01/22/2024
10.28		Form of Promissory Note with SMDMM Funding, LLC	10-K	10.25	03/12/2024
10.29		Master Services Agreement, dated as of October 3, 2024, between SurgePays, Inc. and TerraCom, 8-K 10.1 10/16/2024 Inc.	8-K	10.1	10/16/2024
10.30		Senior Secured Note Purchase Agreement, dated May 12, 2025, between SurgePays, Inc., the Guarantors, and Funicular Funds, LP	8-K	10.1	05/16/2025
10.31*		Amendment No. 3 to Senior Secured Convertible Note, dated March 26, 2026, between SurgePays, Inc. and Funicular Funds, LP
10.32		Security And Pledge Agreement, dated May 12, 2025, between SurgePays, Inc., the Guarantors, and Funicular Funds, LP	8-K	10.2	05/16/2025
10.33		Form of Guaranty	8-K	10.3	05/16/2025
10.34		Registration Rights Agreement, dated May 12, 2025, between SurgePays, Inc. and Funicular Funds, LP	8-K	10.4	05/16/2025
10.35		At the Market Offering Agreement, dated August 5, 2025, between SurgePays, Inc., and Titan Partners Group LLC, a division of American Capital Partners, LLC	8-K	1.1	08/05/2025
10.36+		Separation Agreement and General Release dated January 1, 2026, between the Company and Anthony Evers	8-K	10.1	01/07/2026
10.37+		Master Services Agreement, dated January 9, 2026, between the Company and MACK Financial Solutions LLC	8-K	10.1	01/14/2026
10.38		Underwriting Agreement, dated as of January 20, 2026, between SurgePays, Inc. and R.F. Lafferty & Co., Inc.	8-K	1.1	01/22/2026
14.1		SurgePays, Inc. Code of Ethics and Business Conduct	10-K	14.1	03/24/2022
16.1		Letter from Rodefer Moss & Co, PLLC dated May 23, 2025	8-K	16.1	05/19/2025
19.1		SurgePays, Inc. Insider Trading Policy	10-K	19.1	03/12/2024
21.1		List of Subsidiaries				X
23.1		Consent of Rodefer Moss & Co., PLLC				X
31.1*		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2*		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
32.2*		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002				X
97.1		SurgePays, Inc. Executive Compensation Clawback Policy	10-K	97.1	03/12/2024

101.INS		Inline XBRL Instance Document				X

101.SCH		Inline XBRL Taxonomy Extension Schema				X

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase				X

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase				X

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase				X

	+	Management contracts or compensation plans or arrangements.

	*	Filed or furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SurgePays, Inc.

Date: April 15, 2026	By:	/s/ Kevin Brian Cox
	Name:	Kevin Brian Cox
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Brian Cox	Chief Executive Officer and Director	April 15, 2026
Kevin Brian Cox	(Principal Executive Officer)

/s/ Chelsea Pullano	Chief Financial Officer	April 15, 2026
Chelsea Pullano	(Principal Financial Officer and Principal Accounting Officer

/s/ David N. Keys	Director	April 15, 2026
David N. Keys

/s/ David May	Director	April 15, 2026
David May

/s/ Laurie Weisberg	Director	April 15, 2026
Laurie Weisberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SurgePays, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SurgePays, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statement of operations, stockholders’ equity, and cashflows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment

The Company’s evaluation of goodwill for impairment, including the $3.3 million impairment charge recorded during the year, involved significant judgment. Management’s analysis required estimating the fair value of the reporting unit using assumptions about future cash flows, discount rates, and long-term growth. These assumptions are sensitive to changes in market and operating conditions, making the impairment assessment complex and subject to a high degree of estimation uncertainty.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures included evaluating the valuation methodology, testing key assumptions such as projected cash flows and discount rates, and comparing them to historical results and external market data. We involved valuation specialists to assess the reasonableness of the discount rate and other critical inputs, tested the underlying data for accuracy, and evaluated the adequacy of the Company’s related disclosures.

Revenue Recognition

The Company recognizes revenue from processing, service, and product solutions at the point in time when control transfers to the customer, based on contractual terms and system-generated transaction data. The Company also recognized revenue from the Affordable Connectivity Program and Lifeline program after services and products are delivered to eligible customers. Revenue is recognized after services and products have been delivered to an eligible customer. The volume of system-processed transactions, reliance on automated applications, and the judgment involved in determining when control transfers made the evaluation of revenue recognition and the sufficiency of audit evidence a matter requiring especially challenging auditor judgment.

How the Critical Audit Matter was Addressed in the Audit:

Our audit procedures included evaluating the Company’s revenue recognition policies and assessing their consistency with applicable accounting standards. We tested the design and operating effectiveness of controls over the initiation, processing, and recording of revenue transactions. For a sample of revenue transactions, we agreed amounts recognized to source documents, tested the mathematical accuracy of recorded revenue, and evaluated whether contractual terms that could affect revenue recognition were appropriately identified and considered by management. We also performed substantive procedures over significant revenue streams, assessed the accuracy and completeness of system-generated data used in revenue recognition, and evaluated the adequacy of the Company’s related disclosures.

Valuation of Financial Instruments

The Company’s valuation of the warrants, stock options, and equity securities required significant judgment in fair value. Management valued the stock options and warrants using the Black-Scholes option pricing model, which involves subjective assumptions such as stock price volatility, risk-free interest rates, dividend yield, and time to maturity. Equity securities were valued using quoted market prices.

How the Critical Audit Matter Was Addressed in the Audit:

Our audit procedures included evaluating the methodology of the valuation model used by the Company. We tested the valuation methodologies and key assumptions used by management, including performing independent recalculations. We also tested significant inputs in the Black-Scholes model—such as stock price, volatility, risk-free rate, dividend yield, and expected term and assessed whether they were reasonable in relation to market data and the Company’s historical information.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2025

Diamond Bar, California

April 15, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SurgePays, Inc. & Subsidiaries

Bartlett, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SurgePays, Inc. & Subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its consolidated operations and its consolidated cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Rodefer Moss & Co, PLLC

We served as the Company’s auditor from 2017 to 2025.

Johnson City, Tennessee

March 25, 2025

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets

Current Assets
Cash and cash equivalents	$1,731,400	$11,790,389
Restricted cash - line of credit reserve	281,811	-
Restricted cash - held in escrow	-	1,000,000
Accounts receivable - net	4,045,162	3,000,209
Inventory	339,570	1,781,365
Prepaids and other	581,823	298,360
Total Current Assets	6,979,766	17,870,323

Property and equipment - net	403,517	591,088

Other Assets
Note receivable	-	176,851
Intangibles - net	819,153	1,472,962
Goodwill	-	3,300,000
Operating lease - right of use asset - net	313,410	564,781
Total Other Assets	1,132,563	5,514,594

Total Assets	$8,515,846	$23,976,005

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$10,219,011	$3,929,195
Accounts payable and accrued expenses - related party	117,546	192,845
Operating lease liability	219,997	248,069
Notes payable	1,834,008	-
Note payable - related party	2,730,796	1,689,367
Convertible notes payable - net	3,068,878	-
Total Current Liabilities	18,190,236	6,059,476

Long Term Liabilities
Note payable - related party	-	1,866,288
Notes payable - SBA government	458,334	469,396
Operating lease liability	99,235	319,232
Convertible notes payable - net	5,170,860	-
Total Long Term Liabilities	5,728,429	2,654,916

Total Liabilities	23,918,665	8,714,392

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized 21,847,927 and 20,431,549 shares issued and 21,151,974 and 20,068,929 shares outstanding, at December 31, 2025 and December 31, 2024, respectively	21,852	20,435
Additional paid-in capital	83,246,736	76,842,878
Treasury stock - at cost (695,953 and 362,620 shares, respectively)	(1,631,966)	(631,967)
Accumulated deficit	(96,984,297)	(60,915,427)
Stockholders’ equity (deficit)	(15,347,675)	15,315,919
Non-controlling interest	(55,144)	(54,306)
Total SurgePays Inc. Stockholders’ Equity (Deficit)	(15,402,819)	15,261,613

Total Liabilities and Stockholders’ Equity (Deficit)	$8,515,846	$23,976,005

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024

Revenues, net	$56,962,920	$60,881,173

Costs and expenses
Cost of revenues	67,551,811	75,205,372
General and administrative expenses	20,071,121	27,458,152
Impairment loss - note receivable	176,851	-
Impairment loss - CenterCom	-	498,273
Impairment loss - internal use software development costs	-	316,594
Impairment loss - goodwill	3,300,000	866,782
Total costs and expenses	91,099,783	104,345,173

Loss from operations	(34,136,863)	(43,464,000)

Other income (expense)
Interest expense (including amortization of debt discount)	(2,003,935)	(554,200)
Loss on lease termination - net	-	(194,863)
Other income	7,140	636,868
Interest income	63,950	105,395
Realized gains - investments	-	13,613
Dividends, interest and other income - investments	-	355,549
Gain on investment in CenterCom	-	33,864
Total other income (expense) - net	(1,932,845)	396,226

Net loss before provision for income taxes	(36,069,708)	(43,067,774)

Provision for income tax benefit (expense)	-	(2,870,000)

Net loss including non-controlling interest	(36,069,708)	(45,937,774)

Non-controlling interest	(838)	(208,550)

Net loss available to common stockholders	$(36,068,870)	$(45,729,224)

Loss per share - attributable to common stockholders
Basic	$(1.80)	$(2.39)
Diluted	$(1.80)	$(2.39)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	20,085,138	19,119,181
Diluted	20,085,138	19,119,181

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	(Deficit)

December 31, 2024	20,431,549	$20,435	$76,842,878	$(60,915,427)	362,620	$(631,967)	$(54,306)	$15,261,613

Stock issued for cash	697,691	698	1,773,938	-	-	-	-	1,774,636

Cash paid as direct offering costs	-	-	(123,197)	-	-	-	-	(123,197)

Stock issued to settle accounts payable	22,807	23	65,433	-	-	-	-	65,456

Stock issued for services	324,000	324	641,106	-	-	-	-	641,430

Recognition of stock based compensation - related parties	288,880	289	939,701	-	-	-	-	939,990

Stock based compensation - vested stock options	-	-	1,149,449	-	-	-	-	1,149,449

Stock based compensation - vested stock options - related parties	-	-	552,286	-	-	-	-	552,286

Debt discount - convertible notes payable - warrants issued	-	-	1,084,927	-	-	-	-	1,084,927

Debt discount - convertible notes payable - stock issued	103,000	103	271,777	-	-	-	-	271,880

Debt discount - note payable - warrants issued	-	-	48,418	-	-	-	-	48,418

Treasury stock reacquired in connection with convertible debt financing	-	-	-	-	333,333	(999,999)	-	(999,999)

Share and par value true up	(20,000)	(20)	20	-	-	-	-	-

Non-controlling interest	-	-	-	-	-	-	(838)	(838)

Net loss	-	-	-	(36,068,870)	-	-	-	(36,068,870)

December 31, 2025	21,847,927	$21,852	$83,246,736	$(96,984,297)	695,953	$(1,631,966)	$(55,144)	$(15,402,819)

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2023	14,403,261	$14,404	$43,421,019	$(15,186,203)	-	$-	$154,244	$28,403,464

Stock issued for cash	3,080,356	3,081	17,246,913	-	-	-	-	17,249,994

Cash paid as direct offering costs	-	-	(1,395,000)	-	-	-	-	(1,395,000)

Exercise of warrants - cash	1,860,308	1,861	8,797,396	-	-	-	-	8,799,257

Exercise of warrants - cashless	40,238	41	(41)	-	-	-	-	-

Stock issued for services	47,386	48	411,692	-	-	-	-	411,740

Recognition of stock based compensation - related parties	1,000,000	1,000	6,751,706	-	-	-	-	6,752,706

Stock based compensation - vested stock options	-	-	986,244	-	-	-	-	986,244

Stock based compensation - vested stock options - related parties	-	-	622,949	-	-	-	-	622,949

Treasury shares repurchased (share buy-backs)	-	-	-	-	362,620	(631,967)	-	(631,967)

Non-controlling interest	-	-	-	-	-	-	(208,550)	(208,550)

Net loss	-	-	-	(45,729,224)	-	-	-	(45,729,224)

December 31, 2024	20,431,549	$20,435	$76,842,878	$(60,915,427)	362,620	$(631,967)	$(54,306)	$15,261,613

The accompanying notes are an integral part of these consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024

Operating activities
Net loss - including non-controlling interest	$(36,069,708)	$(45,937,774)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	859,970	942,450
Amortization of right-of-use assets	251,371	126,970
Amortization of debt discount/debt issue costs	759,926	-
Amortization of internal use software development costs	-	222,830
Impairment loss - CenterCom	-	498,273
Impairment loss - internal use software development costs	-	316,594
Impairment loss - goodwill - Clearline	2,500,000	866,782
Impairment loss - goodwill - Torch	800,000	-
Impairment loss - note receivable	176,851	-
Stock issued for services	641,430	411,740
Recognition of stock based compensation - related parties	939,990	6,752,706
Recognition of share based compensation - options	1,149,449	986,244
Recognition of share based compensation - options - related party	552,286	622,949
Realized gain in sale of investments	-	(13,613)
Interest expense adjustment - SBA loans	-	19,750
Right-of-use asset lease payment adjustment true up	-	(267,347)
Gain on equity method investment - CenterCom	-	(33,864)
Cash paid for lease termination	-	(212,175)
Loss on lease termination - net	-	194,863
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(1,044,953)	6,535,865
Inventory	1,441,795	7,265,229
Prepaids and other	(283,463)	(136,427)
Deferred income taxes - net	-	2,835,000
Increase (decrease) in
Accounts payable and accrued expenses	6,355,272	(2,509,925)
Accounts payable and accrued expenses - related party	(75,299)	(356,388)
Accrued income taxes payable	-	(570,000)
Deferred revenue	-	(20,000)
Operating lease liability	(248,069)	148,665
Net cash used in operating activities	(21,293,152)	(21,310,603)

Investing activities
Purchase of property and equipment	(18,590)	(518,189)
Purchase of investments - net	-	(10,159,444)
Proceeds from sale of investments	-	10,173,057
Cash paid for acquisition of Clearline Mobile, Inc.	-	(2,500,000)
Net cash used in investing activities	(18,590)	(3,004,576)

Financing activities
Proceeds from stock issued for cash	1,774,636	17,249,994
Proceeds from exercise of common stock warrants	-	8,799,257
Cash paid as direct offering costs - common stock	(123,197)	(1,395,000)
Proceeds from issuance of notes payable	6,628,811	-
Repayments of notes payable	(4,751,765)	-
Proceeds from issuance of convertible notes payable	8,450,000	-
Cash paid as direct offering costs - convertibles note payable	(608,000)	-
Repayments of loans - related party	(824,859)	(1,527,899)
Repayments on notes payable - SBA government	(11,062)	(10,877)
Treasury shares repurchased (share buy-backs)	-	(631,967)
Net cash provided by financing activities	10,534,564	22,483,508

Net decrease in cash, cash equivalents and restricted cash	(10,777,178)	(1,831,671)

Cash, cash equivalents and restricted cash - beginning of year	12,790,389	14,622,060

Cash, cash equivalents and restricted cash - end of year	$2,013,211	$12,790,389

Supplemental disclosure of cash flow information
Cash paid for interest	$245,855	$470,208
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities

Treasury stock reacquired in connection with convertible debt financing	$999,999	$-
Debt discount - convertible notes payable - original issue discount	$245,000	$-
Debt discount - convertible notes payable - issuance of common stock	$271,880	$-
Debt discount - convertible notes payable - issuance of warrants	$1,084,927	$-
Debt discount - convertible notes payable - stated interest	$215,600	$-
Debt discount - note payable - issuance of warrants	$48,418	$-
Stock issued in settlement of accounts payable	$65,456	$-
Reclassification of accrued interest - related party to note payable - related party	$-	$498,991
Exercise of warrants - cashless	$-	$41
Termination of ROU operating lease assets and liabilities	$-	$327,139
Right-of-use asset obtained in exchange for new operating lease liability	$-	$664,288

The accompanying notes are an integral part of these consolidated financial statements

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Based on these factors, the Company concluded that the abandonment does not constitute a strategic shift that has or will have a major effect on its financial results or operations. As a result, the segment will not be presented as a discontinued operation in the financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Accounting and Financial Statement Impact

Since the lead generation segment was abandoned rather than sold, it does not qualify as held for sale. The Company does not expect to recognize any material exit costs, impairment losses, or restructuring charges related to this decision. Any remaining assets and liabilities associated with the segment will be derecognized as appropriate in accordance with applicable accounting standards.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Future Business Operations

The lead generation segment did not have any workforce, customers, or existing contracts, and its abandonment will not result in any employee layoffs, customer transitions, or contract terminations. This decision reflects management’s focus on core business areas that offer higher growth potential and operational efficiency.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern, Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company had:

●	Net loss available to common stockholders of $36,068,870; and
●	Net cash used in operations of $21,293,152.

Additionally, at December 31, 2025, the Company had:

●	Accumulated deficit of $96,984,297;
●	Stockholders’ deficit of $15,402,819; and
●	Working capital deficit of $11,210,470.

The Company has unrestricted cash on hand of $1,731,400 at December 31, 2025. The Company has historically incurred significant losses and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment, the Company performed a comprehensive analysis of its current circumstances, including its financial position, cash flows and cash usage forecasts for the twelve months ending December 31, 2026, and its current capital structure including equity-based instruments and outstanding debt obligations.

Effective February 7, 2024, the Affordable Connectivity Program (“ACP”) stopped accepting new applications and enrollments, and the program ceased funding on June 1, 2024. See discussion below regarding revenue recognition.

The Company believes it does not have sufficient cash resources on hand to meet its current obligations for a period of more than one year from the issuance date of these financial statements.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

These conditions create substantial doubt about the Company’s ability to continue as a going concern within the twelve-month period subsequent to the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has evaluated the significance of these conditions and has developed plans intended to mitigate the substantial doubt. The Company’s specific strategic and financing plans include the following:

●	Enhancing market visibility and customer acquisition for its direct Mobile Virtual Network Operator (“MVNO”) brand, LinkUp Mobile;
●	Diversifying Lifeline revenue streams by expanding operations into California and additional states;
●	Sustaining and growing its HERO Mobile Virtual Network Enabler (“MVNE”) enablement platform to increase baseline recurring revenue;
●	Pursuing specialized marketing strategies and customer engagement initiatives through the Clearline product offering (noting that the related goodwill was fully impaired at December 31, 2025 due to current-period operating results, while the underlying POS platform continues to be utilized); and
●	Accessing new capital through the $20,000,000 convertible secured note financing authorized by the Board of Directors on January 6, 2026 (see Note 12 - Subsequent Events).

The Company is also actively pursuing additional equity and debt financing alternatives and strategic partnerships. These plans are subject to successful execution and prevailing market conditions, and there can be no assurance that they will generate sufficient liquidity to alleviate the substantial doubt.

See Note 12 for cash proceeds from the issuance of stock and warrants.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Acquisition of ClearLine Mobile, Inc and Related Impairment

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

In connection with this business combination, the Company assumed a right-of-use operating lease and corresponding lease liability of $98,638 with a period of two (2) years remaining (the lease expired on December 31, 2025). The acquired technology and software had a net carrying amount of $0 at the acquisition date.

At the time of acquisition, CLMI had nominal revenues and historical losses from operations. As a result, and given the immaterial nature of this acquisition, the Company elected not to present pro-forma financial information.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

This transaction did not involve the purchase of a “significant amount of assets” as defined in the Instructions to Item 2.01 of Form 8-K, and the acquisition of CLMI was not deemed significant to the Company at any level under SEC Regulation S-X Rule 3-05 and did not require the presentation of additional historical audited financial statements.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed as of the effective acquisition date.

Consideration
Cash	$2,500,000

Fair value of consideration transferred	2,500,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Right-of-use operating lease	98,638
Total assets acquired	98,638

Right-of-use operating lease	98,638
Total liabilities assumed	98,638

Total identifiable net assets	-

Goodwill	$2,500,000

Goodwill Impairment - ClearLine Mobile, Inc. & Torch Wireless

The Company tests goodwill for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value, in accordance with ASC 350-20, Intangibles—Goodwill and Other.

At December 31, 2025, the Company performed its annual goodwill impairment assessment. Based on this analysis, the Company determined that the fair value of the CLMI reporting unit was less than its carrying amount. The CLMI reporting unit was unable to generate revenues or cash flows sufficient to sustain operations. Accordingly, the Company recognized a full goodwill impairment charge of $2,500,000, representing the entire carrying amount of goodwill attributable to CLMI. This charge is included in other expense in the accompanying consolidated statements of operations. The Company also determined that the fair value of the Torch Wireless reporting unit was less than its carrying amount, and recognized a full goodwill impairment charge of $800,000, representing the entire carrying amount of goodwill attributable to Torch Wireless.

*During the year ended December 31, 2024, the Company recognized a goodwill impairment loss of $866,782 related to the LogicsIQ reporting unit, prior to its classification as a discontinued operation (see Note 1).

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

At December 31, 2025 and December 31, 2024 goodwill was as follows:

Balance - December 31, 2023	$1,666,782
Acquisition of CLMI	2,500,000
Impairment charge - Logics IQ *	(866,782)
Balance - December 31, 2024	3,300,000
Impairment charge - CLMI	(2,500,000)
Impairment charge - Torch	(800,000)
Balance - December 31, 2025	$-

Note Receivable (Sale of Former Subsidiary) and Related Impairment

On May 7, 2021, the Company disposed of its former subsidiary True Wireless, Inc. In connection with the sale, the Company received an unsecured promissory note receivable from Blue Skies Connections, LLC in the original principal amount of $176,851, bearing interest at 0.6% per annum, with a default interest rate of 10%. The note was payable in twenty-five (25) monthly installments of principal and accrued interest of $7,461, commencing June 2023.

On July 12, 2023, the Company provided Notice of Default to Blue Skies Connections, LLC for failure to make required payments, and accelerated the full outstanding balance in accordance with the terms of the note.

As of December 31, 2025, the Company determined that the note is uncollectible. Accordingly, the Company recognized an impairment loss of $176,851, representing the full carrying amount of the note receivable, which is included in other expenses – net, in the accompanying consolidated statements of operations. See Note 8 for additional discussion of related legal proceedings.

The note was placed on non-accrual status upon default in July 2023. No interest income (including default interest at 10%) has been recognized since that date due to uncertainty of collection.

The Note Receivable was as follows:

December 31, 2023	$176,851
no activity	-
December 31, 2024	176,851
Less: impairment loss	(176,851)
December 31, 2025	$-

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Accounts receivable related to these programs made up approximately 84% and 97% of accounts receivable at December 31, 2025 and 2024, respectively.

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

Significant estimates during the years ended December 31, 2025 and 2024 include the following:

●	Allowance for doubtful accounts and other receivables;
●	Inventory reserves and classifications;
●	Valuation of loss contingencies;
●	Valuation of stock-based compensation;
●	Estimated useful lives related to property and equipment and intangible assets;
●	Capitalized internal-use software development costs;
●	Related impairment assessments of long-lived assets and notes receivable;
●	Implicit interest rate in right-of-use operating leases;
●	Uncertain tax positions; and
●	Income tax payable and the valuation allowance on deferred tax assets.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future may experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, the following:

●	The cyclical nature of the industry;
●	General economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy; and
●	The volatility of prices in connection with the Company’s distribution of the product.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

The Company’s financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses (including related-party amounts), are recorded at historical cost. As of December 31, 2025 and 2024, the carrying values of these instruments approximate their fair values due to their short-term nature.

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

At December 31, 2025 and 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Restricted Cash

At December 31, 2025, the Company had $281,811 in cash restricted under the terms of its line of credit with a third-party lender. While these funds remain under the Company’s control, they may be used to cover shortfalls related to advances under its receivables-based financing facility.

At December 31, 2024, the Company had $1,000,000 held in escrow, restricted in connection with a potential acquisition. The restriction lapsed in January 2025, and the funds were subsequently released and returned to the Company’s operating cash account.

Marketable Securities - Classification and Valuation

The Company classified its marketable securities as trading, available-for-sale, or held-to-maturity.

Trading securities were recorded at fair value with unrealized gains and losses included in earnings.

Available-for-sale securities were recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Held-to-maturity securities were recorded at amortized cost.

During the year ended December 31, 2024, the Company held marketable securities consisting of U.S. Treasury and government exchange-traded funds, which were classified as trading securities based on the Company’s intent to sell them in the near term and recorded at fair value with unrealized gains and losses included in earnings. The Company did not hold any marketable securities during the year ended December 31, 2025.

Marketable securities were as follows at December 31, 2024:

U.S. Treasury & Government
Exchange Traded Funds
Fixed Income
Balance - December 31, 2023	$-
Purchases	10,000,000
Sales	(10,173,057)
Realized gains	13,613
Dividends, interest and other income	169,306
Fees/adjustments	(9,862)
Balance - December 31, 2024	$-

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding customer balances. Credit is extended to customers based on an evaluation of their financial condition and other factors. Interest is not accrued on overdue accounts receivable. The Company does not require collateral.

Management periodically assesses the Company’s accounts receivable and, if necessary, establishes an allowance for estimated uncollectible amounts. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. Accounts determined to be uncollectible are charged to operations when that determination is made. Bad debt expense is recorded as a component of general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2025 and 2024, the allowance for doubtful accounts was $0, and no bad debt expense or recoveries were recorded during the years then ended.

Inventory

Inventory primarily consists of sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

During the year ended December 31, 2024, and in connection with the cessation of the ACP Program on June 1, 2024, the Company wrote off inventory totaling $6,382,471.

At December 31, 2025 and 2024, the Company had inventory of $339,570 and $1,781,365, respectively.

Impairment of Long-lived Assets

Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets when events or circumstances indicate a potential impairment exists, in accordance with ASC 360-10-35-15, Impairment or Disposal of Long-Lived Assets. Factors considered in determining whether a potential impairment exists include, but are not limited to:

●	Significant changes in performance relative to expected operating results;
●	Significant changes in the use of the assets;
●	Significant negative industry or economic trends; and
●	Changes in the Company’s business strategy.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds their fair value.

During the year ended December 31, 2024, the Company recorded an impairment loss on long-lived assets (see below). There were no impairment losses on long-lived assets for the year ended December 31, 2025.

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

There were no impairment losses for the years ended December 31, 2025 and 2024, respectively.

Internal Use Software Development Costs

The Company capitalizes certain costs associated with internally developed software related to its technology infrastructure, including personnel and related employee benefit expenses for employees directly involved in software development projects and external direct costs of materials and services. Costs that do not meet the criteria for capitalization are expensed as incurred and recorded in general and administrative expenses.

Software development activities consist of three stages:

●	Planning stage;
●	Application and infrastructure development stage; and
●	Post-implementation stage.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Costs incurred in the planning and post-implementation stages, including training and maintenance, are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized once the planning stage is complete, management has authorized further funding, and it is probable the project will be completed and perform as intended. Capitalization ends when the software is substantially complete and ready for its intended purpose.

Capitalized internal-use software costs are amortized on a straight-line basis over an estimated useful life of three (3) years, commencing when the software is ready for its intended use. The Company periodically evaluates the remaining useful lives of capitalized projects and assesses whether facts and circumstances warrant a revision. The Company also evaluates capitalized projects for abandonment on a quarterly basis, which serves as a significant indicator of impairment.

At December 31, 2024, the Company determined that its capitalized internal-use software development costs had no future use based upon its current and expected future operations and recorded an impairment loss of $316,594. There were no capitalized internal-use software development costs or impairment charges during the year ended December 31, 2025. The net carrying value of capitalized internal-use software was $0 at both December 31, 2025 and 2024.

Right-of-Use Assets and Lease Obligations

The Company accounts for leases in accordance with ASC 842, Leases.

Recognition and Measurement

At lease commencement, the Company recognizes a right-of-use (“ROU”) asset and a corresponding lease liability measured at the present value of the lease payments over the lease term. The Company evaluates ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Lease Classification

All of the Company’s leases are classified as operating leases and are presented as right-of-use assets and operating lease liabilities on the consolidated balance sheets. The Company has no finance leases. Operating lease expense is recognized on a straight-line basis over the lease term and is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Short-Term Leases

The Company has elected the short-term lease exemption under ASC 842 for leases with an initial term of twelve (12) months or less. These leases are not recorded on the balance sheet, and the related lease payments are expensed on a straight-line basis over the lease term.

Lease Term and Renewal Options

In determining the lease term, the Company evaluates whether renewal options are reasonably certain to be exercised. Factors considered include the useful life of leasehold improvements relative to the lease term, the economic performance of the business at the leased location, the comparative cost of renewal rates versus market rates, and any significant economic penalties for non-renewal. The Company’s operating leases contain renewal options but no residual value guarantees. Management does not currently expect to exercise any renewal options, which are therefore excluded from the measurement of ROU assets and lease liabilities.

Discount Rate

As the implicit rate in the Company’s leases is not readily determinable, the Company uses an incremental borrowing rate (“IBR”) that represents the rate it would incur to borrow on a collateralized basis over a similar term in a similar economic environment.

See Note 8 for additional information regarding the Company’s operating leases.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model:

●	Identify the contract with the customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to performance obligations; and
●	Recognize revenue when or as each performance obligation is satisfied.

All contract consideration is fixed and determinable at contract inception. The Company’s contracts do not contain variable consideration, significant financing components, or multiple performance obligations. The Company does not offer returns, refunds, or warranties, and no arrangements are cancellable.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Mobile Virtual Network Operators

Torch Wireless is licensed to provide subsidized mobile broadband services through the Lifeline program to qualifying low-income customers. The Company’s performance obligation is satisfied as mobile broadband services are provided to eligible subscribers.

Revenue is recognized in the month services are provided to Lifeline subscribers who remain active as of the last day of the month.

At month-end, the Company determines the number of eligible active subscribers based on internal usage data and subscriber eligibility status. The Company then submits a report to the Universal Service Administrative Company (“USAC”), which administers the Lifeline reimbursement program on behalf of the federal government. Upon submission of this report, the related accounts receivable is recorded. Payment is typically received by the 28th day of the following month.

Point-of-Sale and Prepaid Services

Revenues are generated through the sale of telecommunication products, including mobile phones, wireless top-up refills, and other mobile-related products through the Company’s online web portal. The performance obligation is satisfied at the point of sale, at which time the web portal initiates an automated clearing house (“ACH”) transaction and revenue is recognized. The Company has determined it is the principal in these arrangements, as it takes control of the products prior to transferring them to the customer, and accordingly records revenue on a gross basis with related costs recorded as cost of revenues.

Lead Generation Services

LogicsIQ, Inc. was a lead generation and case management solutions company primarily serving law firms in the mass tort industry. Effective January 1, 2024, the Company ceased providing these services. Effective December 31, 2024, management elected to abandon the lead generation segment as part of a strategic reassessment of its business (see Note 1). Segment disclosure for this former operation has been combined with other corporate overhead.

Contract Liabilities - Deferred Revenue

Contract liabilities represent customer deposits received prior to the satisfaction of the related performance obligation. Upon completion of the performance obligation, the liability is relieved and revenue is recognized.

At December 31, 2025 and 2024, deferred revenue was $0.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The following represents the Company’s disaggregation of revenues for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025		2024
Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$13,453,149	23.62%	$43,450,244	71.37%
Point-of-Sale and Prepaid Services	43,509,771	76.38%	17,419,088	28.61%
Other Corporate Overhead	-	0.00%	11,841	0.02%
Total Revenues	$56,962,920	100.00%	$60,881,173	100.00%

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

Cost of Revenues

Cost of revenues consists of tablet purchases, purchased telecom services including data usage and access to wireless networks. Additionally, cost of revenues consists of call center costs, prepaid phone cards, commissions, and advertising costs.

Income Taxes

Accounting Policy

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The Company records a valuation allowance against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Uncertain Tax Positions

The Company follows the provisions of ASC 740 with respect to uncertainty in income taxes. Tax positions are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the taxing authorities.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions that qualify for recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest or penalties were recorded for the years ended December 31, 2025 and 2024.

Valuation Allowance and Net Operating Loss Carryforwards

The Company has net operating loss carryforwards that have been evaluated for applicability in offsetting current taxable income. Federal net operating loss carryforwards are limited to 80% of the current year’s net taxable income. During 2024, the Company entered a three-year cumulative loss position and remained in that position at December 31, 2025. As a result, a full valuation allowance has been recorded against all net operating loss carryforwards at December 31, 2025 and 2024.

Income Tax Expense and Liability

The recognition of the full valuation allowance resulted in income tax expense of $2,870,000 for the year ended December 31, 2024. No income tax expense or benefit was recorded for the year ended December 31, 2025.

At December 31, 2025 and 2024, the Company had no accrued income tax liability (see Note 11).

Investment

Acquisition

On January 17, 2019, the Company acquired a 40% equity ownership interest in CenterCom Global, S.A. de C.V. (“CenterCom”), an operations center based in El Salvador that provided sales support, customer service, information technology infrastructure design, graphic media, database programming, software development, revenue assurance, lead generation, and call center support services.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Accounting Policy

The Company accounted for its investment in CenterCom under the equity method in accordance with ASC 323, Investments - Equity Method and Joint Ventures. The investment was initially recorded at cost and adjusted each period for the Company’s proportionate share of CenterCom’s net income or loss. The financial information of CenterCom used for equity-method accounting was unaudited. The Company reviewed its equity-method investment for impairment whenever events or changes in circumstances indicated that the carrying amount may not be recoverable.

Equity in Earnings

No equity-method gain or loss was recognized on the investment during the year ended December 31, 2024.

Impairment

During the year ended December 31, 2024, the Company determined that a change in ownership and a significant reduction in human capital materially impacted CenterCom’s ability to continue operations. Based on this assessment, the Company concluded that the decline in the investment’s value was other than temporary and recorded an impairment loss of $498,273 for the year ended December 31, 2024.

Following the recognition of this impairment charge, the carrying value of the Company’s investment in CenterCom was $0 at December 31, 2024, reflected as follows:

Balance - December 31, 2023	$464,409
Gain on investment in CenterCom	33,864
Impairment loss - CenterCom	(498,273)
Balance - December 31, 2024	$-

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

The Company recognized marketing and advertising costs during the years ended December 31, 2025 and 2024, respectively, as follows:

For the Years Ended December 31,
2025	2024
$268,671	$109,004

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Compensation cost is measured at the grant-date fair value of the award and is recognized over the requisite service period (generally the vesting period) on a straight-line basis.

This guidance applies to share-based payment awards granted to both employees and non-employees. Pursuant to ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, awards granted to non-employees are accounted for in substantially the same manner as awards granted to employees, with fair value determined on the grant date.

Fair Value Estimation

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The model incorporates the following key assumptions:

●	Expected dividend yield - Based on the Company’s anticipated dividend policy over the expected life of the option (generally assumed to be zero, as the Company does not currently pay dividends).
●	Expected volatility - Based on the historical volatility of the Company.
●	Risk-free interest rate - Based on the yield on U.S. Treasury securities with maturities approximating the expected term of the option.
●	Expected term - Estimated based on historical exercise behavior, contractual terms, and the simplified method (average of contractual term and vesting period) where appropriate.

Forfeitures and Expense Classification

The Company has elected the practical expedient under ASU 2016-09 to account for forfeitures as they occur rather than estimating them in advance. This election is applied consistently to all stock-based awards. Stock-based compensation expense is classified in the consolidated statements of operations as a component of general and administrative expenses.

Tax Treatment

The Company applies the provisions of ASU 2016-09 related to the recognition of all excess tax benefits and tax deficiencies in income tax expense in the period in which they occur and the classification of cash paid for tax withholdings on behalf of employees as financing activities in the consolidated statement of cash flows.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Stock Warrants

In connection with certain financing transactions (debt or equity), consulting arrangements, or strategic partnerships, the Company may issue warrants to purchase shares of its common stock. Warrants that do not meet liability classification under ASC 480, Distinguishing Liabilities from Equity, are evaluated under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The Company’s outstanding warrants are not puttable or mandatorily redeemable, do not require net cash settlement, and are indexed to the Company’s own common stock. Accordingly, they are classified as equity instruments in additional paid-in capital.

The fair value of warrants issued for compensation purposes is measured using the Black-Scholes option pricing model.

Warrants issued in conjunction with common stock issuances are initially recorded at fair value as a reduction in additional paid-in capital. Warrants issued for services are recorded at fair value and expensed over the requisite service period or immediately upon issuance if no service period exists. Warrants classified as liabilities due to settlement features or pricing adjustments are remeasured at fair value each reporting period, with changes recognized in earnings.

Basic and Diluted Earnings (Loss) per Share

Computation

The Company computes basic and diluted earnings (loss) per share in accordance with ASC 260-10-45, Earnings Per Share, as amended by ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.

Diluted earnings (loss) per share includes the impact of potentially dilutive securities and is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus the weighted-average number of common stock equivalents and other potentially dilutive securities during the period.

Treasury Stock

Treasury shares are excluded from the denominator in computing both basic and diluted earnings (loss) per share because they are not considered outstanding.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

During the year ended December 31, 2025, the Company reacquired 333,333 shares of treasury stock for $999,999 ($3 per share) in connection with a third-party convertible debt lender arrangement (see Note 6).

During the year ended December 31, 2024, the Company reacquired 362,620 shares of treasury stock for $631,967.

Potentially Dilutive Securities

Potentially dilutive common shares include contingently issuable shares, common stock issuable upon the exercise of stock options and warrants (calculated using the treasury stock method in accordance with ASC 260-10-55), and convertible debt instruments, if applicable.

These securities may be dilutive in future periods. However, in periods in which the Company reports a net loss, diluted loss per share is equal to basic loss per share because the inclusion of potential common stock equivalents would be anti-dilutive.

The following potentially dilutive equity securities were outstanding as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Convertible notes payable and related accrued interest	2,647,546	-
Warrants	730,000	96,000
Stock options	2,292,944	2,220,684
Total common stock equivalents	5,670,490	2,316,684

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

Sufficiency of Authorized Shares

As of December 31, 2025 and 2024, the Company has 500,000,000 authorized shares of common stock, respectively, which is sufficient to accommodate any potential exercises of common stock equivalents.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Treasury Stock

Accounting Policy

The Company accounts for treasury stock using the cost method in accordance with ASC 505-30, Equity—Treasury Stock. Under this method, treasury stock is recorded at cost on the date of repurchase and presented as a reduction in stockholders’ equity. Purchases, sales, issuances, or retirements of treasury stock do not affect the consolidated statements of operations.

Reissuance of Treasury Stock

When treasury shares are reissued, they are removed from treasury stock at their original cost. Any excess of the reissuance price over cost is credited to additional paid-in capital. Any deficiency is charged first to additional paid-in capital to the extent of previously recorded credits from treasury stock transactions, with any remaining deficiency charged to retained earnings.

Retirement of Treasury Stock

The Company periodically assesses whether to retain treasury shares or retire them. Upon retirement, the shares are removed from issued stock and a corresponding adjustment is made to retained earnings.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The Company follows the SEC’s Regulation S-K, Item 404(a), which requires the disclosure of related party transactions exceeding a materiality threshold and details on the nature of the relationship, transaction terms, and amounts involved.

During the years ended December 31, 2025 and 2024, respectively, the Company incurred expenses with a related party (annual rental agreement) in the normal course of business as follows:

Related Party	December 31, 2025	December 31, 2024
Carddawg Investments, Inc.	166,356	166,356	1
Total	$166,356	$166,356

1	- represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

From time to time, the Company may use credit cards to pay corporate expenses, these credit cards are in the names of certain of the Company’s officers and directors. These amounts are insignificant.

See Note 6 for debt transactions with our Chief Executive Officer.

Recent Accounting Standards

Recently Adopted Accounting Standards

FASB ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, which enhances reportable segment disclosure requirements by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM, and extending certain annual disclosures to interim periods. It also clarifies that single-reportable-segment entities must apply ASC 280 in its entirety.

This ASU was effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with retrospective application required. The Company adopted ASU 2023-07 effective January 1, 2025. The adoption resulted in enhanced segment disclosures but did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

FASB ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by standardizing and disaggregating rate reconciliation categories and requiring disclosure of income taxes paid by jurisdiction.

This ASU was effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption resulted in enhanced income tax disclosures but did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

FASB ASU 2025-05 – Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged over the remaining life of current (short-term) accounts receivable and current contract assets arising from transactions accounted for under ASC 606.

The Company early adopted ASU 2025-05 effective January 1, 2025, and elected the practical expedient. The amendments were applied prospectively. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Standards Not Yet Adopted

FASB ASU 2024-03 / ASU 2025-01 – Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose, in both annual and interim reporting periods, disaggregated information about certain income statement expense line items in a tabular format, along with a qualitative reconciliation to the captions on the face of the financial statements. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date for non-calendar year-end entities.

The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied on either a prospective or retrospective basis. The Company is currently assessing the potential impact of ASU 2024-03/2025-01 on its consolidated financial statement disclosures.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

FASB ASU 2024-04 – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion.

ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. Adoption may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact that ASU 2024-04 may have on its consolidated financial statement presentation and disclosures.

Other Accounting Standards Updates

The Company has evaluated all other recently issued accounting standards not yet effective and has determined that the adoption of such standards is not expected to have a material impact on the Company’s financial statements or disclosures.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the consolidated results of operations, stockholders’ equity, or cash flows.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	December 31, 2025	December 31, 2024	Lives (Years)
Computer equipment and software	$1,135,178	$1,135,178	3 - 5
Leasehold improvements	324,901	306,311	5
Furniture and fixtures	165,738	165,738	5 - 7
	1,625,817	1,607,227
Less: accumulated depreciation/amortization	(1,222,300)	(1,016,139)
Property and equipment - net	$403,517	$591,088

Depreciation and amortization expense for the years ended December 31, 2025 and 2024, were $206,161 and $942,450, respectively.

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	December 31, 2025	December 31, 2024	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(4,934,367)	(4,280,558)
Intangibles - net	$819,153	$1,472,962

Amortization expense for the years ended December 31, 2025 and 2024 was as follows:

Years Ended
December 31, 2025	December 31, 2024
$653,809	$653,508

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:
2026	653,508
2027	165,645
Total	$819,153

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Note 5 – Internal Use Software Development Costs

Internal Use Software Development Costs consisted of the following:

Type	December 31, 2024

Internal use software development costs	$668,484
Less: accumulated amortization	(351,890)
Less: impairment loss	(316,594)
Internal Use Software Development Costs - net	$-

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

The following is a summary of our capitalized internal use software development costs at December 31, 2024:

Balance - December 31, 2023	$668,484
Impairment loss	(668,484)
Balance - December 31, 2024	$-

For the year ended December 31, 2024, amortization of internal software development costs was $222,830.

Note 6 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, convertible notes payable and notes payable, key terms, and outstanding balances at December 31, 2025 and 2024, respectively:

Notes Payable – SBA government

Economic Injury Disaster Loan (“EIDL”)

During 2020, this program was made available to eligible borrowers in light of the impact of the COVID-19 pandemic and the negative economic impact on the Company’s business. Proceeds from the EIDL were used for working capital purposes.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

	EIDL	EIDL
Terms	SBA	SBA	Total

Issuance dates of SBA loans	May 2020	July 2020
Term	30 Years	30 Years
Maturity date	May 2050	July 2050
Interest rate	3.75%	3.75%
Collateral	Unsecured	Unsecured

Balance - December 31, 2023	141,994	318,529	460,523
Interest expense adjustment - SBA loans	5,487	14,263	19,750
Repayments	(3,532)	(7,345)	(10,877)
Balance - December 31, 2024	143,949	325,447	469,396
Repayments	(3,430)	(7,632)	(11,062)
Balance - December 31, 2025	$140,519	$317,815	$458,334

Note Payable – Related Party

The following is a summary of the Company’s Note Payable - Related Party:

	1	1	Total
Balance - December 31, 2023	-	4,584,563	4,584,563
Reclassification of principal into one single note	4,584,563	(4,584,563)	-
Reclassification of accrued interest payable into one single note	498,991	-	498,991
Repayments	(1,527,899)	-	(1,527,899)
Balance - December 31, 2024	3,555,655	-	3,555,655
Repayments	(824,859)	-	(824,859)
Balance - December 31, 2025	$2,730,796	$-	$2,730,796

1	Activity is with the Company’s Chief Executive Officer and Board Member (Kevin Brian Cox).

On March 12, 2024, as approved by the Audit Committee, the Company consolidated all remaining outstanding principal and accrued interest of $4,584,563 and $498,991, respectively, into a single consolidated note with an aggregate face amount of $5,083,554. The consolidated note bears interest at 10% per annum, with a default interest rate of 15%, and is repayable in equal monthly installments of $164,039 over 36 months, resulting in total aggregate payments of $5,905,427 inclusive of interest. The note is unsecured and was scheduled to be repaid in full by December 2026.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Beginning in July 2025, monthly payments under the consolidated note were temporarily suspended as a result of the Company’s current cash flow constraints. The note holder has confirmed that the suspension does not constitute a default under the note terms; accordingly, the 15% default interest rate has not been triggered, and interest has continued to accrue at the contractual rate of 10% per annum. The suspension did not result in a modification of the note’s contractual terms and does not constitute a troubled debt restructuring. Management is evaluating options to restructure or resume payments in future periods.

See Note 12 for information regarding the conversion of $1,000,000 of note principal into shares of common stock.

The following is a detail of the Company’s Notes Payable - Related Party:

Note Payable - Related Party
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2025	December 31, 2024
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	Unsecured	$2,730,796	$3,555,655
					Short Term	2,730,796	1,689,367
					Long Term	$-	$1,866,288

Convertible Notes Payable

The following is a summary of the Company’s Convertible Notes Payable and related Debt Discounts:

	Note #1	Note #2	Note #3	Note #4	Note #5	Note #6	Total
Balance - December 31, 2024	$-	$-	$-	$-	$-	$-	$-
Face amount of note	6,000,000	770,000	660,000	385,000	385,000	495,000	8,695,000
Stated guaranteed earned interest added to note	-	61,600	52,800	30,800	30,800	39,600	215,600
Increase in note balance - common stock repurchase ($3/share)	999,999	-	-	-	-	-	999,999
Debt discount	(1,679,927)	(224,900)	(182,720)	(106,780)	(104,580)	(126,500)	(2,425,407)
Amortization of debt discount	559,976	74,967	45,680	26,695	26,145	21,083	754,546
Balance - December 31, 2025	$5,880,048	$681,667	$575,760	$335,715	$337,365	$429,183	$8,239,738

Unamortized debt discount	$1,119,951	$149,933	$137,040	$80,085	$78,435	$105,417	$1,670,861

Debt Discount Components	Note #1	Note #2	Note #3	Note #4	Note #5	Note #6	Total
Warrants	$1,084,927	$-	$-	$-	$-	$-	$1,084,927
Legal fees	175,000	7,500	2,000	1,500	-	2,000	188,000
Broker fee	420,000	-	-	-	-	-	420,000
Discount - Original Issue Discount	-	70,000	60,000	35,000	35,000	45,000	245,000
Discount - Stated Guaranteed Interest	-	61,600	52,800	30,800	30,800	39,600	215,600
Discount - Commitment Shares (common stock)	-	85,800	67,920	39,480	38,780	39,900	271,880
Total debt discounts	$1,679,927	$224,900	$182,720	$106,780	$104,580	$126,500	$2,425,407

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The following is a detail of the Company’s Convertible Notes Payable:

Convertible Notes Payable - Net
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2025	December 31, 2024
Note #1	May 12, 2025	May 12, 2027	15.00%	15.00%	All assets	$6,999,999	$-
Note #2	September 25, 2025	September 25, 2026	0.00%	22.00%	Unsecured	831,600	-
Note #3	October 8, 2025	October 8, 2026	0.00%	22.00%	Unsecured	712,800	-
Note #4	October 7, 2025	October 7, 2026	0.00%	22.00%	Unsecured	415,800	-
Note #5	October 15, 2025	October 15, 2026	0.00%	22.00%	Unsecured	415,800	-
Note #6	November 17, 2025	November 17, 2026	0.00%	22.00%	Unsecured	534,600	-
					Gross Carrying Value	9,910,599	-
					Less: unamortized debt discount	(1,670,861)	-
					Convertible notes payable - net	8,239,738	-
					Short Term	3,068,878	-
					Long Term	$5,170,860	$-

Convertible Notes Payable - Notes #1 through #6

Overview

During the year ended December 31, 2025, the Company entered into six Note Purchase Agreements with institutional investors and issued Convertible Notes (collectively, the “Notes”) with an aggregate original principal of $9,694,999. Note #1 is a senior secured obligation collateralized by a first-priority lien on substantially all of the Company’s and its subsidiaries’ assets. Notes #2 through #6 are unsecured obligations. The Notes are summarized in detail below.

Note #1 - Senior Secured Convertible Note

On May 12, 2025, the Company entered into a Senior Secured Note Purchase Agreement with an institutional investor, pursuant to which the Company issued a Senior Secured Convertible Note in the original principal amount of $6,999,999 (the “Note”), resulting in net cash proceeds of $5,405,000, after deducting $175,000 in legal fees and $420,000 in broker fees paid directly from the proceeds. The Note is secured by a first-priority lien on substantially all of the Company’s and its subsidiaries’ assets pursuant to a Security and Pledge Agreement and is fully guaranteed by certain subsidiaries of the Company.

In connection with the issuance, the Company repurchased 333,333 shares of its common stock from the investor at $3.00 per share. These shares were cancelled and retired and are recorded as treasury stock (see Note 9).

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Interest and Amortization Terms

The Note accrues interest at a rate of 1.25% per month (15% per annum). Interest is payable monthly, either in cash or as payment-in-kind (“PIK Interest”) at the Company’s election. Commencing with the month ending June 30, 2026, the Note obligation amortizes in equal monthly installments of $500,000, with the remaining outstanding balance due on the Maturity Date of October 12, 2027.

Amendment

On January 31, 2026, the Company and the investor entered into an amendment to the Note, which revised the amortization commencement date from January 31, 2026 to June 30, 2026 and extended the Maturity Date from May 12, 2027 to October 12, 2027. The amendment was evaluated in accordance with ASC 470-50 and accounted for as a debt modification. Accordingly, no gain or loss was recognized, and the carrying value of the Note was not adjusted. The remaining unamortized debt discount is being amortized over the revised term to the new Maturity Date using the effective interest method. See Note 12.

Embedded Conversion Feature

The Note contains an embedded conversion option that permits the investor to convert outstanding principal and accrued interest into shares of the Company’s common stock at an initial conversion price of $4.00 per share. The Company evaluated this feature in accordance with ASC 815-10-15-74(a) and ASC 815-40. The conversion option is indexed solely to the Company’s own common stock and satisfies the fixed-for-fixed criteria under ASC 815-40-15, qualifying for the scope exception from derivative accounting. Accordingly, the Note is accounted for in its entirety as a debt instrument.

Warrant Issuance

In connection with the issuance of the Note, the Company issued warrants to purchase 700,000 shares of its common stock at an exercise price of $6.00 per share. The warrants are immediately exercisable and expire on May 12, 2030.

The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants at issuance was estimated at $1,084,927, which was recorded as a debt discount with a corresponding credit to additional paid-in capital.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The assumptions used in the Black-Scholes model were as follows:

Expected term (years)	5
Expected volatility	105%
Expected dividends	0%
Risk free interest rate	4.09%

Debt Discount

In connection with the issuance of the Note, the Company recorded total debt discounts of $1,679,927, consisting of the following:

Fair value - warrants issued	$1,084,927
Legal fees	175,000
Broker fees	420,000
Total debt discount	$1,679,927

Debt discounts are being amortized to interest expense over the revised contractual term of the Note through the Maturity Date of October 12, 2027 using the effective interest method in accordance with ASC 835-30.

Convertible Notes Payable - Notes #2, #3, #4, #5 and #6

During the period from September 25, 2025 through November 17, 2025, the Company entered into five separate one-year unsecured Note Purchase Agreements with institutional investors and issued Convertible Notes (collectively, the “Notes”). In accordance with ASC 835-30, each Note was issued at a discount arising from original issue discounts, guaranteed interest capitalized at issuance, the fair value of common shares issued to investors as additional consideration, and, where applicable, debt issuance costs. On the commitment date these components are recorded as a reduction of the carrying value of the respective Notes and are amortized to interest expense using the effective interest method over each Note’s one-year contractual term.

These Notes had an aggregate original principal amount of $2,695,000. Guaranteed interest of $215,600 was capitalized at issuance, resulting in a total aggregate obligation of $2,910,600.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The following tables summarize the key terms and debt discount components of each issuance:

Convertible Notes Payable - Net
	Issue	Maturity	Original	Capitalized Guaranteed	Total	Net Cash	Total Debt
Note Holder	Date	Date	Principal	Interest	Obligation	Proceeds	Discount
Note #2	September 25, 2025	September 25, 2026	$770,000	$61,600	$831,600	$692,500	$224,900
Note #3	October 8, 2025	October 8, 2026	660,000	52,800	712,800	598,000	182,720
Note #4	October 7, 2025	October 7, 2026	385,000	30,800	415,800	348,500	106,780
Note #5	October 15, 2025	October 15, 2026	385,000	30,800	415,800	350,000	104,580
Note #6	November 17, 2025	November 17, 2026	495,000	39,600	534,600	448,000	126,500
Total			$2,695,000	$215,600	$2,910,600	$2,437,000	$745,480

Debt Discount Components
	Original Issue	Capitalized Guaranteed	Common Stock	Grant Date	Fair Value of Shares	Professional	Total Debt
Note Holder	Discount	Interest	Issued	Price	Issued	Fees	Discount
Note #2	$70,000	$61,600	30,000	$2.86	$85,800	$7,500	$224,900
Note #3	60,000	52,800	24,000	$2.83	67,920	2,000	182,720
Note #4	35,000	30,800	14,000	$2.82	39,480	1,500	106,780
Note #5	35,000	30,800	14,000	$2.77	38,780	-	104,580
Note #6	45,000	39,600	21,000	$1.90	39,900	2,000	126,500
Total	$245,000	$215,600	103,000		$271,880	$13,000	$745,480

The fair value of shares issued to investors was determined based on the quoted closing price of the Company’s common stock on each respective grant date. Total debt discounts of $745,480 are being amortized over the contractual term of each respective Note using the effective interest method in accordance with ASC 835-30.

Interest and Repayment Terms

Each Note accrues interest at 8% per annum, with a default rate of 22% per annum.

The guaranteed interest is capitalized at issuance and included in the total obligation.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Each Note is repayable in five equal monthly installments inclusive of the capitalized guaranteed interest, with any unpaid amounts due and payable as part of the fifth and final installment, as follows:

	Monthly
Note Holder	Installment	Payment 1	Payment 2	Payment 3	Payment 4	Payment 5
Note #2	$166,320	May 25, 2026	June 25, 2026	July 25, 2026	August 25, 2026	September 25, 2026
Note #3	$142,560	May 31, 2026	June 30, 2026	July 31, 2026	August 31, 2026	October 8, 2026
Note #4	$83,160	June 7, 2026	July 7, 2026	August 7, 2026	September 7, 2026	October 7, 2026
Note #5	$83,160	June 15, 2026	July 15, 2026	August 15, 2026	September 15, 2026	October 15, 2026
Note #6	$106,920	July 17, 2026	August 17, 2026	September 17, 2026	October 17, 2026	November 17, 2026

Embedded Conversion Features

Each Note contains embedded conversion features that allow the investor to convert outstanding principal and accrued interest into shares of the Company’s common stock in three tranches:

●	First tranche (approximately 25% of the total obligation): convertible at $4.00 per share;
●	Second tranche (approximately 25% of the total obligation): convertible at $6.00 per share; and
●	Third tranche (the remaining approximately 50% of the total obligation): convertible as disclosed below.

Upon the earlier of i) the occurrence of an event of default or ii) the company’s failure to pay any amortization payment when due, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding the conversion date. All tranches are immediately exercisable at the investor’s option at their respective fixed conversion prices. The fixed conversion prices are subject to customary anti-dilution adjustments for stock splits, stock dividends, or recapitalizations. The Company may also, subject to specified price and volume conditions and with the prior written consent of the investor, effect a mandatory conversion of all or a portion of any Note into common stock.

Accounting Treatment

The Company evaluated the embedded conversion features of the Notes in accordance with ASC 815-10-15-74(a) and ASC 815-40 to determine whether bifurcation as derivative liabilities was required. The fixed-price conversion options ($4.00 and $6.00 per share) are conventional convertible features indexed solely to the Company’s own common stock that satisfy the fixed-for-fixed criteria under ASC 815-40-15 and therefore qualify for the scope exception from derivative accounting.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Each Note also contains a contingent variable conversion feature (85% of the lowest daily VWAP) that is exercisable only upon an event of default. Management has assessed the likelihood of default as remote, based on the Company’s history of compliance with its debt obligations and continued access to capital markets. Accordingly, this contingent feature does not require bifurcation, is considered clearly and closely related to the debt host under ASC 815-10-15-74(a), and qualifies for the equity scope exception under ASC 815-40. Each Note is therefore accounted for in its entirety as a debt instrument.

The Company reassesses the probability of default at each reporting date. Should an event of default no longer be considered remote, the contingent variable conversion feature would be bifurcated and recognized as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings. As of December 31, 2025, the Company was in compliance with all terms and conditions of the Notes.

Notes Payable

The following is a summary of the Company’s Notes Payable:

	Note #1	Note #2	Total
Balance - December 31, 2024	$-	$-	$-
Proceeds from issuance of note	1,000,000	5,628,811	6,628,811
Repayments	-	(4,751,765)	(4,751,765)
Debt discount	(48,418)	-	(48,418)
Amortization of debt discount	5,380	-	5,380
Balance - December 31, 2025	$956,962	$877,046	$1,834,008

Unamortized debt discount	$43,038	$-	$43,038

The following is a detail of the Company’s Notes Payable:

Notes Payable - Net
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	December 31, 2025	December 31, 2024
Note #1	September 9, 2025	March 9, 2026	19.00%	6.00%	Unsecured	$1,000,000	$-
Note #2	September 9, 2025	September 9, 2026	0.00%	0.00%	Accounts receivable	877,046	-
					Less: unamortized debt discount	(43,038)	-
					Notes payable - net	1,834,008	-
					Short Term	1,834,008	-
					Long Term	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Note #1 - Note Issuance and Warrants

On September 9, 2025, the Company entered into a six-month (6) Senior Secured Note with an individual (the “Investor”), in the original principal amount of $1,000,000 (the “Note”).

As of December 31, 2025, the Company was in compliance with all terms and conditions of the Note.

Warrant Issuance and Classification

In connection with the issuance of the Note, the Company also issued warrants to purchase 30,000 shares of its common stock at an exercise price of $2.50/share. The warrants are immediately exercisable and remain outstanding through September 9, 2028.

Debt Discount

In connection with the issuance of the $1,000,000 note, the Company issued warrants to purchase 30,000 shares of common stock. The Company allocated a portion of the proceeds to the warrants based on their relative fair value, determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated to be $48,418, which was recorded as a debt discount and is being amortized to interest expense over the term of the note. The Company also recorded a corresponding increase to additional paid-in capital of $48,418. See Note 9.

The fair value of the warrants was determined using the Black-Scholes model with the following assumptions:

Expected term (years)	3
Expected volatility	90%
Expected dividends	0%
Risk free interest rate	3.48%

The debt discount will be fully amortized over the contractual term of the note (six-months).

Note #2 – Accounts Receivable Financing Facility and Line of Credit

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

During 2025, Paragon purchased $5,628,811 of invoices, of which $4,751,765 had been collected and remitted by period-end. The resulting outstanding balance of $877,046 represents amounts advanced to the Company under the Facility as of December 31, 2025.

Paragon retains a reserve account equal to a portion of factored receivables to cover charge-backs, adjustments, and service fees (15%). At December 31, 2025, the reserve balance was $281,811, which is classified as restricted cash on the Company’s consolidated balance sheet.

Service charges and related finance fees of $86,481 were incurred during the year ended December 31, 2025 and are recognized as interest expense within the consolidated statements of operations

As of December 31, 2025, the Company was in compliance with all covenants and terms of the Facility.

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Note Payable - Related Party	Convertible Notes Payable	Notes Payable	Notes Payable - SBA Government	Total

2026	$2,730,796	$6,410,600	$1,877,046	$11,407	$11,029,849
2027	-	3,499,999	-	11,902	3,511,901
2028	-	-	-	12,308	12,308
2029	-	-	-	12,820	12,820
2030	-	-	-	13,313	13,313
Thereafter	-	-	-	396,584	396,584
Total	2,730,796	9,910,599	1,877,046	458,334	14,976,775
Less: unamortized debt discount	-	1,670,861	43,038	-	1,713,899
Debt - net	$2,730,796	$8,239,738	$1,834,008	$458,334	$13,262,876

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made.

The Company did not have any financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2025 and 2024, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Year End December 31, 2024

Lease Termination and Loss on Right-of-Use Asset

Effective August 31, 2024, the Company entered into an agreement to terminate two operating leases prior to the expiration of the lease terms. The early termination resulted in the derecognition of the associated right-of-use (ROU) assets and corresponding lease liabilities in accordance with ASC 842.

In connection with the termination, the Company made a buyout payment of $212,175 to the lessor to settle all remaining lease obligations.

The carrying amounts of the ROU asset and lease liability as of the termination date were as follows:

●	Right-of-use (ROU) asset carrying amount: $309,826
●	Lease liability carrying amount: $327,138

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

As a result of the termination, the Company recognized a loss on lease termination of $194,863, which is reported in the consolidated statements of operations under the line item “Other expenses” for the year ended December 31, 2024.

The loss was calculated as follows:

ROU Asset	309,826
Cash paid to execute lease termination	212,175
ROU Liability	(327,138)
Loss on lease termination	194,863

Following the settlement, the Company has no remaining obligations or future payments related to these terminated leases.

New Operating Lease – Year Ended December 31, 2024

On October 1, 2024, the Company entered into a 32-month operating lease for 2,293 square feet of office space in San Salvador. The lease expires in May 2027. The initial monthly payment is $18,958, which includes base rent, estimated operating expenses, and sales tax. The lease is subject to annual increases of 3%.

In accordance with ASC 842, Leases, the Company recognized a right-of-use (“ROU”) asset and a corresponding lease liability of $565,650 upon lease commencement. The recognition of the ROU asset was a non-cash transaction.

The Company had no financing leases as of December 31, 2025 and 2024.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The tables below present information regarding the Company’s operating lease assets and liabilities at December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Assets

Operating lease - right-of-use asset - non-current	$313,410	$564,781

Liabilities

Operating lease liability	$319,232	$567,301

Weighted-average remaining lease term (years)	1.41	2.29

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	Years Ended
	December 31, 2025	December 31, 2024

Operating lease costs

Amortization of right-of-use operating lease asset	$251,371	$126,970
Lease liability expense in connection with obligation repayment	33,887	25,639
Total operating lease costs	$285,258	$152,609

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$281,956	$148,665
Right-of-use asset obtained in exchange for new operating lease liability	$-	$664,288

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2026	$236,078
2027	100,563
Total undiscounted cash flows	336,641
Less: amount representing interest	17,409
Present value of operating lease liabilities	319,232
Less: current portion of operating lease liabilities	219,997
Long-term operating lease liabilities	$99,235

Employment Agreements (Chief Executive Officer and Chief Financial Officer)

Chief Executive Officer

In December 2023, the Company entered into an employment agreement with its Chief Executive Officer through December 31, 2028, as subsequently amended. The agreement provides for an annual base salary of $750,000 for the year ended December 31, 2023, with 3% annual increases thereafter, and an annual cash bonus of $870,000.

The agreement includes a long-term equity incentive program under the SurgePays, Inc. 2022 Omnibus Securities and Incentive Plan, pursuant to which the Company is required to grant the Chief Executive Officer 500,000 shares of restricted common stock annually for a minimum of five years. Because each annual grant requires separate Board approval, each grant constitutes a separate award under ASC 718. Compensation cost is measured at the grant-date fair value and recognized over the requisite service period, which in this case is expected to be the grant date itself (as the awards are fully vested upon grant), consistent with ASC 718-10-55-87 through 55-88.

The initial award of 500,000 shares was granted in monthly installments during the second half of 2024 and had a total grant-date fair value of $3,800,000 ($7.60 per share). These shares were fully vested and the related compensation expense was fully recognized in 2024. The second award of 500,000 shares was approved by the Board on June 26, 2025, with an original planned grant and vesting date of June 1, 2025. On December 31, 2025, the Company and the Chief Executive Officer entered into Amendment No. 3 to the Employment Agreement, which deferred the grant and vesting of this award to April 1, 2026 and also deferred payment of the 2025 annual cash bonus of $870,000 to April 1, 2026. Because no grant date had been established for this award as of December 31, 2025, no stock-based compensation expense has been recognized with respect to this award for the year ended December 31, 2025. The fair value of this award was $360,000 ($0.72/share), based upon the quoted closing market price on the grant date of April 1, 2026. See Note 12.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Future awards of 500,000 shares are scheduled to be granted on or around June 1 of 2026, 2027, and 2028, and on each June 1 of any renewal term, with fair values to be determined at their respective grant dates.

The agreement also provides for additional performance-based restricted stock awards upon achievement of specified Revenue, EBITDA, and Market Capitalization thresholds, with potential award values ranging from $2,500,000 to $200,000,000. No such performance thresholds were met during the year ended December 31, 2025.

All awards vest immediately upon the Chief Executive Officer’s death, total disability, termination without cause, or a change in control, provided the executive remains employed by the Company at such time.

See Note 9 regarding the vesting provisions of these shares.

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its Chief Financial Officer (CFO), providing for a base salary of $489,250 for the year ended December 31, 2024 and $503,928 for the year ended December 31, 2025, and an annual cash bonus of at least $510,000 for the year ended December 31, 2024, with the 2025 bonus subject to Board approval.

In November 2023, the Company granted 600,000 shares of restricted common stock to its CFO, having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price on the grant date. The award was structured in two tranches:

●	400,000 shares vesting ratably over the period July 2024 through December 2024, representing approximately 66,667 shares per month; and
●	200,000 shares vesting on December 31, 2025.

All 600,000 shares vested in accordance with their original vesting schedules in their respective periods, and all compensation cost associated with this award has been fully recognized as of December 31, 2025 and 2024, respectively.

In October 2025, the Company provided notice to the CFO that his employment agreement would not be renewed upon its expiration on December 31, 2025. Subsequent to December 31, 2025, the Company and the CFO entered into a separation agreement pursuant to which the CFO will provide consulting services through June 30, 2026. In connection therewith, the Company will pay consulting fees of $250,000, payable in twelve equal monthly installments of approximately $20,833, as well as reimburse health insurance premiums under COBRA through December 31, 2026.

See Note 9 regarding the vesting provisions of these shares.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, based on management’s review and consultation with legal counsel, the Company is not aware of any contingent liabilities that require accrual or disclosure in the consolidated financial statements.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Fina and SurgePays – Litigation

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

With regard to the appeal against Misty Garrett and Misty Garrett’s claims against SurgePays, Misty Garrett and SurgePays have entered into a Settlement Agreement and Release dated as of October 16, 2025 in which the parties have agreed to dismiss all matters in the courts and release each other from liability, with an agreement to file such dismissal documents at the in the respective courts.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Ellenoff Grossman & Schole, LLP and SurgePays – Litigation

Ellenoff Grossman & Schole LLP v. SurgePays, Inc., Index No. 651282/2026, Supreme Court of the State of New York, County of New York, filed March 2, 2026. The action sought recovery of $234,151 in unpaid legal fees, plus costs and attorneys’ fees. Effective April 7, 2026, the Company entered into a settlement agreement resolving all claims, pursuant to which the Company agreed to pay the total settlement amount of $234,151 in eight equal monthly installments of $29,269, commencing April 2026 and ending November 2026. The first installment has been paid. The settlement agreement provides for a default interest rate of 9% per annum on any overdue amounts and is secured by an Affidavit of Confession of Judgment held in escrow by the plaintiff, which may be filed upon an uncured payment default.

MVNx Reseller Agreement

In August 2024, the Company entered into an MVNx Reseller Agreement (the “AT&T Agreement”) with AT&T Mobility LLC (“AT&T”), pursuant to which the Company purchases wholesale wireless network services from AT&T for resale to the Company’s end users under the Company’s own brand. After an extensive systems integration with AT&T, commercial services under the AT&T Agreement did not commence until April 2025. The AT&T Agreement has an initial three-year term commencing on the Launch Date, defined as the date that is 90 days following the completion of such API integration. Following the initial term, the AT&T Agreement automatically renews for successive one-year periods unless either party provides written notice of non-renewal at least 120 days prior to the end of the then-current term.

Under the AT&T Agreement, the Company is subject to minimum annual spend commitments over the initial three-year term, as follows:

●	Year 1: $10,000,000
●	Year 2: $15,000,000
●	Year 3: $25,000,000

The aggregate minimum spend commitment over the initial term is $50,000,000. During each month of Year 1, the Company is invoiced for the greater of (i) actual usage charges incurred during that month or (ii) a specified monthly minimum floor that escalates beginning in Month 7 of the term (October 2025), reaching $3,500,000 in Month 12. During Years 2 and 3, the monthly obligation equals the greater of actual usage or one-twelfth of the applicable annual minimum commitment. To the extent cumulative invoiced payments in any contract year exceed the applicable annual minimum commitment, the excess is applied toward the minimum commitment for the following year. Any portion of an annual minimum commitment that remains unsatisfied at the end of the applicable contract year constitutes an unconditional payment obligation of the Company.

In accordance with Accounting Standards Codification (ASC) 440-10-50, the Company has evaluated its remaining obligations under the AT&T Agreement and determined that a material contractual commitment exists. As of December 31, 2025, the Company had a remaining unsatisfied minimum spend commitment of $1,981,142 under Year 1 of the AT&T Agreement, representing the portion of the $10,000,000 Year 1 minimum commitment not yet satisfied through invoiced amounts as of the balance sheet date. Amounts invoiced and due under the AT&T Agreement are reflected in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The remaining Year 1 unsatisfied commitment of $1,981,142 must be satisfied by March 2026, which represents the end of the Year 1 contract period, through ongoing usage charges and, to the extent actual usage is insufficient, minimum commitment payments. Thereafter, beginning in April 2026, the Company will be subject to the Year 2 minimum spend commitment of $15,000,000, payable monthly at the greater of actual usage or $1,250,000 per month.

Note 9 – Stockholders’ Deficit

At December 31, 2025, the Company had three (3) classes of stock:

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At December 31, 2025, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Equity Transactions for the Year Ended December 31, 2025

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

The Company issued 697,691 shares of common stock for gross proceeds of $1,774,636 ($2.12 - $2.98/share).

In connection with the capital raise, the Company paid cash as direct offering costs (including professional fees) totaling $123,197, resulting in net proceeds of $1,651,439.

Stock Issued for Services

The Company issued 324,000 shares of common stock for services rendered, having a fair value of $641,430 ($1.70 - $2.87/share), based upon the quoted closing trading price.

Stock Issued to Settle Accounts Payable

The Company issued 22,807 shares of common stock to settle outstanding vendor payables, having a fair value of $65,456 ($2.87/share), based upon the quoted closing trading price.

Debt Discount – Common Stock

In connection with the issuance of various convertible notes payable, the Company issued 103,000 shares of common stock, having a fair value of $271,880 ($1.90 - $2.86/share), based upon the quoted closing trading price on each respective grant date. This amount has been recorded as a debt discount. See Note 6 for discussion of the various common stock issuances related to convertible note offerings.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Debt Discount – Warrants

In connection with the issuance of various convertible notes payable and a note payable, the Company issued warrants to purchase shares of common stock, having an aggregate fair value of $1,133,345, comprised of $1,084,927 related to convertible notes payable and $48,418 related to the note payable. The fair value of each warrant was determined using the Black-Scholes pricing model on each respective grant date. These amounts have been recorded as a debt discount. See Note 6 for discussion of the assumptions and inputs used in these fair value calculations.

Treasury Stock

The Company repurchased 333,333 shares of its common stock from a convertible note payable holder for $999,999 ($3/share). In connection with the transaction, the principal balance of the related convertible note was increased by $999,999. See Note 6.

Recognition and Vesting of Share Based Compensation

See Note 9 for discussion related to various arrangements.

Restricted Stock Awards – Employees

On December 16, 2025, the Company granted 54,331 restricted stock awards (“RSAs”) of its common stock to various employees pursuant to the Company’s 2022 Omnibus Securities and Incentive Plan.

The RSAs vest in full on the third anniversary of the grant date and have a total grant-date fair value of $93,449 ($1.72 per share), based upon the quoted closing stock price on the grant date. Compensation expense of $93,449 will be recognized on a straight-line basis over the 36-month requisite service period.

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Shares – Related Parties (Officer and Directors) – and related Vesting

Chief Executive Officer

In 2024, the Company granted 500,000 shares of restricted common stock to its Chief Executive Officer (CEO), having a fair value of $3,800,000 ($7.60/share), based upon the quoted closing trading price on the grant date. The shares vested ratably over the period July 2024 through December 2024. All shares vested in accordance with the terms of the agreement. See Note 8 for additional information regarding the CEO employment agreement and future RSA grants.

Chief Financial Officer

In November 2023, the Company granted 600,000 shares of restricted common stock to its Chief Financial Officer (CFO), having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price on the grant date. The award was structured in two tranches, with 400,000 shares vesting ratably over the period July 2024 through December 2024 and 200,000 shares vesting on December 31, 2025. All shares vested in accordance with their original vesting schedules. See Note 8 for additional information regarding the CFO employment agreement.

Board of Directors

2025 Grant

In May 2025, the Company granted an aggregate of 150,000 shares of common stock to various members of its Board of Directors, having a fair value of $474,000 ($3.16/share), based upon the quoted closing trading price on the grant date. The shares vest upon the earliest of the following:

●	The board member no longer serves in that capacity for any reason, except for cause;
●	Occurrence of a change in control; and
●	August 2028.

Effective December 31, 2025, a board member resigned their position. In accordance with the terms of their agreement, all unvested shares vested immediately upon resignation. As a result, 88,880 shares of common stock vested on December 31, 2025.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

2024 Grant

In 2024, the Company granted an aggregate of 44,640 shares of common stock to various members of its Board of Directors, having a fair value of $149,990 ($3.36/share), based upon the quoted closing trading price on the grant date. The shares vest upon the earliest of the following:

●	The board member no longer serves in that capacity for any reason, except for cause;
●	Occurrence of a change in control; and
●	The fourth anniversary of the effective date.

Director of Human Resources and Legal Services

In 2024, the Company granted 100,000 shares of common stock to its Director of Human Resources and Legal Services, having a fair value of $672,000 ($6.72/share), based upon the quoted closing trading price on the grant date. The shares vested ratably over the period July 2024 through December 2024. All shares vested in accordance with the terms of the agreement.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized for all officer and director arrangements for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Chief Executive Officer	$-	$3,800,000
Chief Financial Officer	479,077	2,148,681
Board of Directors	460,913	132,025
Director of HR and Legal Services	-	672,000
Total	$939,990	$6,752,706

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The following is a summary of the Company’s non-vested shares at December 31, 2025 and 2024.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2023	695,000	$5.24
Granted	644,640	7.60
Vested	(1,000,000)	6.55
Cancelled/Forfeited	-	-
Balance - December 31, 2024	$339,640	5.03
Granted	150,000	3.16
Vested	(288,880)	4.77
Cancelled/Forfeited	-	-
Balance - December 31, 2025	200,760	$4.00

Unrecognized Compensation	$507,262

Weighted average period (years)	2.57

The following is a detail of the common stock granted, which is subject to the vesting provisions noted above at December 31, 2025 and 2024, respectively.

	CEO	CFO	Directors		Director of Human Resources/Legal	Total
Balance - December 31, 2023	-	600,000	95,000		-	695,000
Granted	500,000	-	44,640		100,000	644,640
Vested	(500,000)	(400,000)	-		(100,000)	(1,000,000)
Cancelled/Forfeited	-	-	-		-	-
Balance - December 31, 2024	-	200,000	139,640		-	339,640
Granted	-	-	150,000		-	150,000
Vested	-	(200,000)	(88,880	)*	-	(288,880)
Cancelled/Forfeited	-	-	-		-	-
Balance - December 31, 2025	-	-	200,760		-	200,760

Unrecognized Compensation	$-	$-	$507,262		$-	$507,262

Weighted average period (years)	-	-	2.57		-	2.57

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Stock Options

Stock option transactions for the years ended December 31, 2025 and 2024 are summarized as follows:

			Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual	Aggregate	Grant
Stock Options	Number of Options	Exercise Price	Term (Years)	Intrinsic Value	Date Fair Value
Outstanding - December 31, 2023	121,276	$7.79	6.47	$-
Vested and Exercisable - December 31, 2023	116,174	$7.43	6.61	$-
Unvested and non-exercisable - December 31, 2023	5,101	$16.00	3.16	$-
Granted	1,054,603	$1.78			$1.52
Exercised	-	$-
Cancelled/Forfeited	(9,798)	$6.45
Outstanding - December 31, 2024	1,166,081	$2.37	6.85	$-
Vested and Exercisable - December 31, 2024	1,166,081	$2.37	6.85	$-
Granted	1,144,116	$1.75			$1.49
Exercised	-	$-
Cancelled/Forfeited	(17,253)	$1.78
Outstanding - December 31, 2025	2,292,944	$2.06	6.43	$-
Vested and Exercisable - December 31, 2025	2,292,944	$2.06	6.43	$-

Year Ended December 31, 2025

Stock Options – Chief Executive Officer, Chief Financial Officer and Employees

The Company granted an aggregate of 1,144,116 fully vested, seven-year stock options for services rendered, allocated as follows: 227,336 to its Chief Executive Officer (CEO), 143,979 to its Chief Financial Officer (CFO), and 772,801 to various employees. The aggregate grant-date fair value was $1,701,735, of which $552,286 related to the officers and $1,149,449 related to employees. All options have an exercise price of $1.75 per share.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The fair value of these stock options was determined using the Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	103%
Expected dividends	0%
Risk free interest rate	3.88%

Stock Options – Employee Terminations

17,253 stock options were cancelled in connection with employee terminations.

Years Ended December 31, 2024

Stock Options - Related Party – Chief Financial Officer

During the year ended December 31, 2024, the remaining 5,101 stock options from a prior grant to the CFO vested, with related stock-based compensation expense of $6,196.

Stock Options – Chief Executive Officer, Chief Financial Officer and Employees

During the year ended December 31, 2024, the Company granted an aggregate of 1,054,603 fully vested, seven-year stock options for services rendered, allocated as follows: 248,424 to its CEO, 157,335 to its CFO, and 648,844 to various employees. The aggregate grant-date fair value was $1,602,997, of which $616,754 related to the officers and $986,243 related to employees. All options have an exercise price of $1.78 per share.

The fair value of these stock options was determined using a Black-Scholes option pricing model with the following inputs:

Expected term	7 years
Expected volatility	104%
Expected dividends	0%
Risk free interest rate	4.48%

Stock-based compensation expense related to stock options for the years ended December 31, 2025 and 2024 was as follows:

Years Ended December 31,
2025	2024
$1,701,735	$1,609,193

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Warrants

Warrant activity for the years ended December 31, 2025 and 2024 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Vested and Exercisable - December 31, 2023	5,574,253	$4.81	0.86	$9,348,348
Unvested - December 31, 2023	-	$-	-	$-
Granted	-	$-
Exercised	(1,953,308)	$4.73
Cancelled/Forfeited	(3,524,945)	$4.86
Outstanding - December 31, 2024	96,000	$4.73	0.37	$-
Vested and Exercisable - December 31, 2024	96,000	$4.73	0.37	$-
Unvested and non-exercisable - December 31, 2024	-	$-	-	$-
Granted	730,000	$5.86
Exercised	-	$-
Cancelled/Forfeited	(96,000)	$4.73
Outstanding - December 31, 2025	730,000	$5.86	4.30	$-
Vested and Exercisable - December 31, 2025	730,000	$5.86	4.30	$-
Unvested and non-exercisable - December 31, 2025	-	$-	-	$-

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

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The Company evaluated the performance of its operating segments based on revenue and operating loss. All data below is prior to intercompany eliminations.

Segment information for the Company’s operations for the years ended December 31, 2025 and 2024, are as follows:

	For the Years Ended December 31,
	2025	2024

Revenues
Mobile Virtual Network Operators	$13,453,149	$43,450,244
Point-of-Sale and Prepaid Services	43,509,771	17,419,088
Other Corporate Overhead	-	11,841
Total	$56,962,920	$60,881,173

Cost of revenues
Mobile Virtual Network Operators	$22,242,341	$58,410,842
Point-of-Sale and Prepaid Services	45,209,470	16,779,312
Other Corporate Overhead	100,000	15,218
Total	$67,551,811	$75,205,372

Operating expenses
Mobile Virtual Network Operators	$1,284,002	$1,204,818
Point-of-Sale and Prepaid Services	3,412,642	3,132,457
Other Corporate Overhead	15,374,477	23,120,877
Total	$20,071,121	$27,458,152

Income (loss) from operations
Mobile Virtual Network Operators	$(10,073,194)	$(16,165,416)
Point-of-Sale and Prepaid Services	(5,112,341)	(2,492,681)
Other Corporate Overhead	(18,851,328)	(24,805,903)
Total	$(34,136,863)	$(43,464,000)

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Segment information for the Company’s assets and liabilities at December 31, 2025 and 2024, are as follows:

	December 31, 2025	December 31, 2024

Total Assets
Mobile Virtual Network Operators	$4,524,425	$8,472,349
Point-of-Sale and Prepaid Services	2,231,645	4,884,817
Other Corporate Overhead	1,759,776	10,618,839
Total	$8,515,846	$23,976,005

Total Liabilities
Mobile Virtual Network Operators	$2,632,025	$1,505,400
Point-of-Sale and Prepaid Services	2,768,490	103,612
Other Corporate Overhead	18,518,150	7,105,380
Total	$23,918,665	$8,714,392

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Note 11 – Income Taxes

Provision (benefit) for Income Taxes and Effective Income Tax Rate

	December 31, 2025	December 31, 2024
Federal
Current	$-	$-
Deferred	-	2,835,000
Total provision (benefit)	$-	$2,835,000

State
Current	$-	$35,000
Deferred	-	-
Total provision (benefit)	$-	$35,000

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate of 21% to income before provision for income taxes for the years ended December 31, 2025 and 2024, respectively, is approximately as follows:

	December 31, 2025	December 31, 2024
Federal income tax expense (benefit) – 21.00%	$(7,575,000)	$(9,044,000)
State income tax expense (benefit) – 5.13% - net of federal effect	(1,220,000)	(1,489,000)
Non-deductible items	111,000	1,392,000
Other	-	163,000
Subtotal	(8,683,000))	(8,978,000)
Change in valuation allowance	8,683,000	11,848,000
Income tax (expense) benefit	$-	$(2,870,000)

Effective tax rate	0.0%	-6.7%

Deferred Tax Assets and Liabilities

As of December 31, 2025 and 2024, respectively, the significant components of deferred tax assets and liabilities are approximately as follows:

	December 31, 2025	December 31, 2024
Deferred Tax Assets
Reserve for uncollectible accounts	$-	$-
Investment - Centercom	-	45,000
Stock based compensation	402,000	204,000
Lease liabilities	78,000	144,000
Intangible assets	(15,000)	37,000
Goodwill	751,000	15,000
Note receivable impairment	43,000	-
Accrued liabilities	78,000	-
Debt discount amortization	185,000	-
Net operating loss carryforwards	19,605,000	12,425,000
Total deferred tax assets	21,127,000	12,870,000
Less: valuation allowance	(21,127,000)	(12,638,000)
Net deferred tax assets	(116,000)	232,000

Deferred Tax Liabilities
Depreciation	(40,000)	89,000
Right-of-use assets	(76,000)	143,000
Net deferred tax liabilities	(116,000)	232,000

Deferred income taxes - net	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As a result of historic losses, the Company has recorded a full valuation allowance as of December 31, 2025.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $80,415,000 and $39,568,000, respectively. The federal net operating losses carry forward indefinitely, and accordingly have been reserved. The state net operating losses will expire between the years ending December 31, 2036 and 2038. The state net operating losses have been fully reserved as management does not believe that it is probable that the losses will be utilized before their expiration.

During the year ended December 31, 2025, the valuation allowance increased by approximately $8,489,000. The total valuation allowance results from the Company’s estimate of its future recoverability of its net deferred tax assets.

The Company is in the process of analyzing their NOL and has not determined if the Company has had any change of control issues that could limit the future use of these NOL’s. As of December 31, 2025, all federal NOL carryforwards that were generated after 2017 may only be used to offset 80% of taxable income and are carried forward indefinitely.

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

The Company files corporate income tax returns in the United States and several state jurisdictions. Due to the Company’s net operating loss posture, all tax years are open and subject to income tax examination by tax authorities. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. At December 31, 2025 and 2024, respectively, there are no unrecognized tax benefits, and there were no accruals for interest related to unrecognized tax benefits or tax penalties.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Note 12 – Subsequent Event

Subsequent to December 31, 2025, the Company had the following transactions:

Stock Issued for Cash

ATM Offering

The Company issued an additional 7,323 shares of common stock for net proceeds of $14,375.

Underwritten Public Offering

On January 20, 2026, the Company entered into an underwriting agreement with R.F. Lafferty & Co., Inc. for an underwritten public offering of 2,000,000 shares of common stock at a public offering price of $1.25 per share, for gross proceeds of $2,500,000. The offering closed on January 22, 2026. The underwriter was granted a 45-day option to purchase up to an additional 300,000 shares at the public offering price to cover over-allotments. The Company intends to use the net proceeds for expansion of its Lifeline business and for working capital and general corporate purposes.

In connection with the offering, the Company issued warrants to the underwriter to purchase a number of shares equal to 3.0% of the total shares sold (60,000 warrants), at an exercise price equal to 110% of the public offering price ($1.38/share). The warrants are exercisable commencing six months after the closing date and expire five years after the commencement of sales, and were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(a)(2).

The offering was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-273110).

Nasdaq Continued Listing Compliance

In March 2026, the Company received two notices from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating non-compliance with certain continued listing requirements.

On March 18, 2026, the Company was notified that it no longer meets the minimum market value of listed securities (“MVLS”) requirement of $35,000,000. On March 23, 2026, the Company received a separate notice of non-compliance with the $1.00 minimum bid price requirement. These notices have no immediate effect on the listing or trading of the Company’s common stock on Nasdaq.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

Under Nasdaq listing rules, the Company has 180 calendar days to regain compliance with each requirement - until September 14, 2026 for the MVLS deficiency and September 21, 2026 for the minimum bid price deficiency. Compliance with the MVLS requirement will be regained if the market value of listed securities closes at or above $35,000,000 for at least ten consecutive business days during the compliance period. Compliance with the minimum bid price requirement will be regained if the closing bid price of the Company’s common stock is at or above $1.00 per share for at least ten consecutive business days during the applicable period.

If the Company does not regain compliance with the minimum bid price requirement within the initial 180-day period, it may be eligible for an additional 180-day compliance period, subject to meeting certain other continued listing standards and notifying Nasdaq of its intention to cure the deficiency.

If the Company’s common stock were ultimately delisted from Nasdaq, it could have a material adverse effect on the liquidity and market price of its shares, its ability to raise equity financing, its access to the public capital markets, and its ability to provide equity incentives to employees. The Company is actively monitoring its compliance status and intends to pursue all available options to regain compliance within the applicable cure periods.

Conversion of Related Party Note Payable to Common Stock

On March 23, 2026, the Company issued 800,000 shares of common stock to its Chief Executive Officer in connection with the partial conversion of a related party note payable (see Note 6). The shares had a fair value of $707,200 ($0.884 per share), based on the quoted closing market price on the issuance date. In connection with this transaction, the Chief Executive Officer forgave an additional $292,800 of principal. The forgiveness of principal by the Chief Executive Officer, acting in his capacity as a principal shareholder and creditor, has been accounted for as a capital contribution, with the $292,800 credited to additional paid-in capital. No gain on extinguishment of debt has been recognized. The aggregate extinguishment of $1,000,000 reduced the outstanding balance of the related party note payable accordingly.

Convertible Secured Notes Payable Financing

On January 6, 2026, the Company’s Board of Directors authorized a private placement of convertible secured promissory notes (the “Notes”) in an aggregate principal amount of up to $20,000,000, to be issued in one or more closings. The Notes bear interest at 14.5% per annum, computed on the basis of actual days elapsed over a 365-day year, with interest payable quarterly in arrears commencing on the date that is three months from each respective issue date, and mature 24 months from each respective issue date. Beginning on the 12-month anniversary of each respective issue date, the Company is required to make equal quarterly principal amortization payments over four consecutive quarters through maturity.

The Notes may not be prepaid prior to the one-year anniversary of each respective issue date. From the one-year anniversary through the maturity date, the Company may prepay the outstanding principal and accrued interest upon five Trading Days’ prior written notice to the applicable Holder, during which period the Holder retains the right to convert any or all of the amount subject to prepayment.

The Company’s subsidiary, Torch Wireless, acts as guarantor of the Notes pursuant to an unconditional guaranty of payment, and the Notes are secured by a junior perfected security interest in substantially all assets of the Company, subordinated to the senior indebtedness held by an existing lender pursuant to an intercreditor and subordination agreement.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The Convertible Secured Notes are convertible into shares of the Company’s common stock at the applicable holder’s option at any time from each respective issue date. The conversion price is determined on a tiered basis according to the portion of outstanding principal and accrued interest being converted. The applicable conversion prices vary by closing: notes issued in one closing, representing an aggregate principal amount of $175,000, are subject to the lower tier pricing, and notes issued in other closings, representing an aggregate principal amount of $650,000, are subject to the higher tier pricing. The tiered conversion price structure is as follows:

●	First 20%: $2.00 per share (one closing) or $4.00 per share (other closings);
●	Second 20%: $4.00 per share (one closing) or $6.00 per share (other closings);
●	Third 20%: $6.00 per share (one closing) or $8.00 per share (other closings);
●	Fourth 20%: $8.00 per share (one closing) or $10.00 per share (other closings); and
●	Fifth 20%: $10.00 per share (one closing) or $12.00 per share (other closings).

All conversion prices are subject to adjustment for stock splits, dividends, recapitalizations, and similar events. Conversions are subject to a 4.99% beneficial ownership limitation, which may be increased to 9.99% upon 61 days’ prior written notice to the Company. The Notes do not contain any cash settlement provisions upon conversion; all conversions are settled exclusively in shares of the Company’s common stock.

Commencing six months after each respective issue date, the Company has the right to force conversion of any portion of the outstanding Notes into common stock at the applicable tiered conversion price, subject to specified conditions, including the absence of any Event of Default, minimum volume-weighted average price thresholds, and trading volume requirements during the 20 trading days preceding the forced conversion effective date, and the requirement that all conversion shares be freely tradeable and eligible for immediate resale by the applicable Holder.

Upon an uncured Event of Default, the outstanding principal balance of the applicable Note becomes immediately due and payable, and default interest accrues at 18% per annum from the date of such Event of Default. A going concern disclosure in the Company’s financial statements is expressly excluded from constituting an Event of Default under the terms of the Notes.

The Convertible Secured Notes are being issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder. Through the date of these financial statements, the Company has completed closings under this offering, issuing Convertible Secured Notes in an aggregate principal amount of $825,000. In connection with these issuances, the Company issued 31,525 shares of common stock as commitment shares, having an aggregate fair value of $54,828, based on the quoted closing price of the Company’s common stock on each respective issuance date, ranging from $0.83 to $2.04 per share. The commitment shares are treated as a debt issuance cost and are amortized to interest expense over the contractual term of the respective Convertible Secured Notes using the effective interest method in accordance with ASC 835-30.

The Company evaluated the embedded conversion features of the Notes in accordance with ASC 815-10-15-74(a) and ASC 815-40. The tiered fixed conversion prices are indexed solely to the Company’s own common stock and are subject only to standard anti-dilution adjustments for stock splits, dividends, and recapitalizations. These features satisfy the fixed-for-fixed criteria under ASC 815-40-15 and therefore qualify for the scope exception from derivative accounting. Accordingly, each Note is accounted for in its entirety as a debt instrument. Debt issuance costs associated with each Note are recorded as a direct reduction of the carrying amount of the related debt and amortized to interest expense over the contractual term of each respective Note using the effective interest method in accordance with ASC 835-30.

Convertible Notes Payable – Other

In March 2026, the Company entered into two separate one-year unsecured note purchase agreements with institutional investors and issued convertible promissory notes and accompanying common stock purchase warrants (collectively, the “Subsequent Notes”). In accordance with ASC 835-30, each Subsequent Note was issued at a discount arising from original issue discounts, guaranteed interest capitalized at issuance, and debt issuance costs paid to or on behalf of the holders at closing. These discount components are recorded as a reduction of the carrying value of the respective Subsequent Notes on the commitment date and are amortized to interest expense using the effective interest method over each Subsequent Note’s one-year contractual term.

The Subsequent Notes had an aggregate original principal amount of $833,333 and aggregate guaranteed interest of $66,667 capitalized at issuance, resulting in a total aggregate obligation of $900,000. The aggregate purchase price paid by the investors was $750,000, consisting of $450,000 under the first note and $300,000 under the second note. After deducting $14,500 in debt issuance costs paid to or on behalf of the holders at closing, consisting of $5,000 under the first note and $9,500 under the second note, net cash proceeds to the Company were $735,500.

Each Subsequent Note matures twelve months from its respective issue date and accrues a one-time guaranteed interest charge at a rate of 8% per annum on the original principal amount, which is fully earned as of the respective issue date regardless of early repayment or conversion, with a default interest rate of 22% per annum. Each Subsequent Note is repayable in four fixed monthly cash installments followed by a fifth and final payment equal to all remaining outstanding amounts, inclusive of the capitalized guaranteed interest. The first note, with an original principal amount of $500,000 and a total obligation of $540,000, requires four monthly payments of $106,920 commencing November 12, 2026, with the final payment of all remaining amounts due March 12, 2027. The second note, with an original principal amount of $333,333 and a total obligation of $360,000, requires four monthly payments of approximately $72,000 commencing November 27, 2026, with the final payment of all remaining amounts due March 27, 2027.

Each Subsequent Note contains embedded conversion features that allow the investor to convert outstanding principal and capitalized guaranteed interest into shares of the Company’s common stock, structured in three tranches:

●	First tranche (approximately 25% of the total obligation): convertible at $4.00 per share;
●	Second tranche (approximately 25% of the total obligation): convertible at $6.00 per share; and
●	Third tranche (the remaining approximately 50% of the total obligation): not convertible in ordinary circumstances, but becomes convertible upon the earlier of (i) an event of default under the applicable Subsequent Note or (ii) a failure to make a required monthly amortization payment, at which time all amounts outstanding under such Subsequent Note become convertible at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock on any trading day during the five trading days immediately preceding the applicable conversion date.

SURGEPAYS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

The first and second tranche fixed conversion prices are subject to customary anti-dilution adjustments for stock splits, stock dividends, and recapitalizations, and are also subject to reduction to the price of any dilutive issuance of common stock or common stock equivalents at an effective price below the then-applicable conversion price, subject to specified exempt issuances. The holder of each Subsequent Note is subject to a 4.99% beneficial ownership limitation (subject to increase to 9.99% upon 61 days’ prior written notice) and is entitled to deduct $1,250 from each conversion amount to reimburse conversion-related expenses.

The Company evaluated the embedded conversion features of the Subsequent Notes in accordance with ASC 815-10-15-74(a) and ASC 815-40 to determine whether bifurcation as derivative liabilities was required. The first and second tranche fixed conversion prices ($4.00 and $6.00 per share, respectively) are subject to downward adjustment upon dilutive issuances of common stock or common stock equivalents at effective prices below the then-applicable conversion price, subject to specified exempt issuances. The Company evaluated whether this provision causes the conversion features to fail the fixed-for-fixed criteria under ASC 815-40-15 and concluded that, consistent with its analysis of Notes #2 through #6, the adjustment provisions applicable to the Subsequent Notes do not cause the fixed-price conversion features to require bifurcation. The fixed-price conversion options therefore qualify for the scope exception from derivative accounting under ASC 815-10-15-74(a). The third tranche of each Subsequent Note becomes convertible only upon an event of default or a missed monthly amortization payment, at a variable rate of 85% of the lowest daily VWAP during the five preceding trading days. Management has assessed the likelihood of default as remote, based on the Company’s history of compliance with its debt obligations and continued access to capital markets. Accordingly, this contingent feature does not require bifurcation, is considered clearly and closely related to the debt host under ASC 815-10-15-74(a), and qualifies for the equity scope exception under ASC 815-40. Each Subsequent Note is therefore accounted for in its entirety as a debt instrument.

The Company reassesses the probability of default at each reporting date. Should an event of default no longer be considered remote, the contingent variable conversion feature would be bifurcated and recognized as a derivative liability at fair value, with subsequent changes in fair value recognized in earnings. As of the date of these financial statements, the Company was in compliance with all terms and conditions of the Subsequent Notes.

In connection with each Subsequent Note, the Company issued common stock purchase warrants to the respective investors, consisting of 225,000 warrant shares issued with the first note and 150,000 warrant shares issued with the second note, each with a five-year term (5) and an initial exercise price of $1.25 per share. The warrants contain exercise price adjustment provisions, including a stock combination event adjustment under which the exercise price may be reduced to a market-based price following certain recapitalization events, and a cash settlement provision under which the Company may be required to settle warrant exercises in cash to the extent shares cannot be issued due to the Company’s failure to obtain required shareholder approval.

The Company evaluated the warrants under ASC 815-40 to determine the appropriate classification. Because the cash settlement obligation is potentially outside the Company’s control and could require net cash settlement under specified circumstances, the Company has preliminarily concluded that the warrants do not qualify for equity classification and will be recognized as derivative liabilities measured at fair value on the issuance date. The initial fair value of the warrants will be recorded as a debt discount, to the extent it does not exceed the face amount of the respective Subsequent Note, with any excess recognized as derivative expense. The warrant liabilities will be remeasured at fair value at each subsequent reporting date, with changes in fair value recognized in the consolidated statements of operations. The Company will complete the fair value measurement and record all related accounting entries in the quarter ending March 31, 2026.

Stock Issued for Services – Related Party

On April 1, 2026, the Company issued Mr. Cox 500,000 shares of common stock for services rendered, having a fair value of $360,000. See Note 8.

Ellenoff Grossman & Schole, LLP and SurgePays – Litigation

Ellenoff Grossman & Schole LLP v. SurgePays, Inc., Index No. 651282/2026, Supreme Court of the State of New York, County of New York, filed March 2, 2026. The action sought recovery of $234,151 in unpaid legal fees, plus costs and attorneys’ fees. Effective April 7, 2026, the Company entered into a settlement agreement resolving all claims, pursuant to which the Company agreed to pay the total settlement amount of $234,151 in eight equal monthly installments of $29,269, commencing April 2026 and ending November 2026. The first installment has been paid. The settlement agreement provides for a default interest rate of 9% per annum on any overdue amounts and is secured by an Affidavit of Confession of Judgment held in escrow by the plaintiff, which may be filed upon an uncured payment default.

Amendment of Promissory Note

On January 31, 2026, the Company agreed to an amendment of Note #1 which revised the amortization commencement date from January 31, 2026 to June 30, 2026 and extended the Maturity Date from May 12, 2027 to October 12, 2027.

