Form 10-Q
period 2026-03-31
SurgePays, Inc.
filed 2026-05-20
CIK 1392694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of May 20, 2026 was 25,121,895 shares.

SurgePays, Inc. and Subsidiaries

SurgePays, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$1,991,166	$1,731,400
Restricted cash - line of credit reserve	424,995	281,811
Accounts receivable - net	5,041,837	4,045,162
Inventory	339,570	339,570
Prepaids and other	410,742	581,823
Total Current Assets	8,208,310	6,979,766

Property and equipment - net	376,678	403,517

Other Assets
Intangibles - net	655,776	819,153
Operating lease - right of use asset - net	260,694	313,410
Total Other Assets	916,470	1,132,563

Total Assets	$9,501,458	$8,515,846

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$17,514,013	$10,219,011
Accounts payable and accrued expenses - related party	159,135	117,546
Operating lease liability	226,225	219,997
Notes payable	2,483,335	1,834,008
Note payable - related party	1,730,796	2,730,796
Convertible notes payable - net	7,744,342	3,068,878
Derivative liabilities	184,983	-
Total Current Liabilities	30,042,829	18,190,236

Long Term Liabilities
Notes payable - SBA government	455,919	458,334
Operating lease liability	40,093	99,235
Convertible notes payable - net	2,830,585	5,170,860
Total Long Term Liabilities	3,326,597	5,728,429

Total Liabilities	33,369,426	23,918,665

Stockholders’ Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized 24,886,775 and 21,847,927 shares issued and 24,190,822 and 21,151,974 shares outstanding, at March 31, 2026 and December 31, 2025, respectively	24,890	21,852
Additional paid-in capital	86,829,583	83,246,736
Treasury stock - at cost (695,953 and 695,953 shares, respectively)	(1,631,966)	(1,631,966)
Accumulated deficit	(109,035,180)	(96,984,297)
Stockholders’ equity (deficit)	(23,812,673)	(15,347,675)
Non-controlling interest	(55,295)	(55,144)
Total Stockholders’ Deficit	(23,867,968)	(15,402,819)

Total Liabilities and Stockholders’ Deficit	$9,501,458	$8,515,846

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues, net	$15,983,983	$10,577,429

Costs and expenses
Cost of revenues	23,681,432	13,519,775
General and administrative expenses	3,501,918	4,637,556
Total costs and expenses	27,183,350	18,157,331

Loss from operations	(11,199,367)	(7,579,902)

Other income (expense):
Interest expense (including amortization of debt discount)	(881,908)	(119,434)
Other income	-	7,140
Interest income	-	56,903
Change in fair value of derivative liabilities	30,241	-
Total other income (expense) - net	(851,667)	(55,391)

Net loss before provision for income taxes	(12,051,034)	(7,635,293)

Provision for income tax benefit (expense)	-	-

Net loss including non-controlling interest	(12,051,034)	(7,635,293)

Non-controlling interest	(151)	(209)

Net loss available to common stockholders	$(12,050,883)	$(7,635,084)

Loss per share - attributable to common stockholders
Basic	$(0.51)	$(0.38)
Diluted	$(0.51)	$(0.38)

Weighted average number of shares outstanding - attributable to common stockholders
Basic	23,703,775	20,068,929
Diluted	23,703,775	20,068,929

 The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2026
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Deficit

December 31, 2025	21,847,927	$21,852	$83,246,736	$(96,984,297)	695,953	$(1,631,966)	$(55,144)	$(15,402,819)

Stock issued for cash	2,007,323	2,007	2,512,368	-	-	-	-	2,514,375

Cash paid as direct offering costs	-	-	(375,000)	-	-	-	-	(375,000)

Stock issued for services	200,000	200	333,800	-	-	-	-	334,000

Recognition of stock based compensation - employees	-	-	7,787	-	-	-	-	7,787

Recognition of stock based compensation - related parties	-	-	49,895	-	-	-	-	49,895

Debt discount - convertible notes payable - stock issued	31,525	31	54,797	-	-	-	-	54,828

Conversion of debt to common stock - related party	800,000	800	706,400	-	-	-	-	707,200

Debt forgiveness - related party	-	-	292,800	-	-	-	-	292,800

Non-controlling interest	-	-	-	-	-	-	(151)	(151)

Net loss	-	-	-	(12,050,883)	-	-	-	(12,050,883)

March 31, 2026	24,886,775	$24,890	$86,829,583	$(109,035,180)	695,953	$(1,631,966)	$(55,295)	$(23,867,968)

 The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2025
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2024	20,431,549	$20,435	$76,842,878	$(60,915,427)	362,620	$(631,967)	$(54,306)	$15,261,613

Recognition of stock based compensation - related parties	-	-	155,119	-	-	-	-	155,119

Non-controlling interest	-	-	-	-	-	-	(209)	(209)

Net loss	-	-	-	(7,635,084)	-	-	-	(7,635,084)
March 31, 2025	20,431,549	$20,435	$76,997,997	$(68,550,511)	362,620	$(631,967)	$(54,515)	$7,781,439

The accompanying notes are an integral part of these unaudited consolidated financial statements

SurgePays, Inc and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating activities
Net loss - including non-controlling interest	$(12,051,034)	$(7,635,293)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	190,216	249,574
Amortization of right-of-use assets	52,716	61,279
Amortization of debt discount/debt issue costs	437,778	-
Stock issued for services	334,000	-
Recognition of stock based compensation - related parties	-	155,119
Recognition of share based compensation - options	7,787	-
Recognition of share based compensation - options - related party	49,895	-
Change in fair value of derivative liabilities	(30,241)	-
Changes in operating assets and liabilities
(Increase) decrease in
Accounts receivable	(996,674)	513,320
Prepaids and other	171,081	113,764
Increase (decrease) in
Accounts payable and accrued expenses	7,295,002	(168,375)
Accounts payable and accrued expenses - related party	41,589	(192,845)
Operating lease liability	(52,914)	(60,027)
Net cash used in operating activities	(4,550,799)	(6,963,484)

Investing activities
Purchase of leasehold improvements	-	(18,590)
Net cash used in investing activities	-	(18,590)

Financing activities
Proceeds from common stock issued for cash	2,514,375	-
Cash paid as direct offering costs - common stock	(375,000)	-
Proceeds from issuance of notes payable	954,272	-
Repayments of notes payable	(347,983)	-
Proceeds from issuance of convertible notes payable	2,225,000	-
Cash paid as direct offering costs - convertibles note payable	(14,500)	-
Repayments of loans - related party	-	(407,776)
Repayments on notes payable - SBA government	(2,415)	-
Treasury shares repurchased (share buy-backs)	-	(2,769)
Net cash provided by financing activities	4,953,749	(410,545)

Net decrease in cash, cash equivalents and restricted cash	402,950	(7,392,619)

Cash, cash equivalents and restricted cash - beginning of period	2,013,211	12,790,389

Cash, cash equivalents and restricted cash - end of period	$2,416,161	$5,397,770

Supplemental disclosure of cash flow information
Cash paid for interest	$38,472	$908,760
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt to common stock - related party	$707,200	$-
Debt forgiveness - related party	$292,800	$-
Debt discount - convertible notes payable - original issue discount	$83,333	$-
Debt discount - convertible notes payable - issuance of common stock	$54,828	$-
Debt discount - convertible notes payable - stated interest	$66,667	$-
Debt discount - convertible note payable - issuance of warrants (derivative liabilities)	$215,223	$-
Stock issued in settlement of accounts payable	$-	$-
Reclassification of accrued interest - related party to note payable - related party	$-	$-
Exercise of warrants - cashless	$-	$-
Termination of ROU operating lease assets and liabilities	$-	$-
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 15, 2026.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

Going Concern, Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, for the three months ended March 31, 2026, the Company had:

●	Net loss available to common stockholders of $12,050,883; and
●	Net cash used in operations of $4,550,799.

Additionally, at March 31, 2026, the Company had:

●	Accumulated deficit of $109,035,180;
●	Stockholders’ deficit of $23,867,968; and
●	Working capital deficit of $21,834,519.

The Company has unrestricted cash on hand of $1,991,166 at March 31, 2026. The Company has historically incurred significant losses and has not demonstrated an ability to generate sufficient revenues from the sales of its products and services to achieve profitable operations. In making this assessment, the Company performed a comprehensive analysis of its current circumstances, including its financial position, cash flows and cash usage forecasts for the twelve months ending March 31, 2027, and its current capital structure including equity-based instruments and outstanding debt obligations.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Management has evaluated the significance of these conditions and has developed plans intended to mitigate the substantial doubt. The Company’s specific strategic and financing plans include the following:

●	Enhancing market visibility and customer acquisition for its direct Mobile Virtual Network Operator (“MVNO”) brand, LinkUp Mobile;
●	Diversifying Lifeline revenue streams by expanding operations into California and additional states;
●	Sustaining and growing its HERO Mobile Virtual Network Enabler (“MVNE”) enablement platform to increase baseline recurring revenue; and
●	Accessing new capital through the $20,000,000 convertible secured note financing authorized by the Board of Directors on January 6, 2026.

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

Goodwill and Related Impairment - ClearLine Mobile, Inc. and Torch Wireless

The Company tests goodwill for impairment at the reporting unit level annually, or more frequently when events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value, in accordance with ASC 350-20, Intangibles - Goodwill and Other.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

During the year ended December 31, 2025, the Company performed its annual goodwill impairment assessment and determined that the fair value of the ClearLine Mobile, Inc. (“CLMI”) reporting unit was less than its carrying amount. The CLMI reporting unit was unable to generate revenues or cash flows sufficient to sustain operations. Accordingly, the Company recognized a full goodwill impairment charge of $2,500,000, representing the entire carrying amount of goodwill attributable to CLMI. This charge is included in other expense in the accompanying consolidated statements of operations for the year ended December 31, 2025.

The Company also determined that the fair value of the Torch Wireless reporting unit was less than its carrying amount and recognized a full goodwill impairment charge of $800,000 during the year ended December 31, 2025. This charge is included in other expense in the accompanying consolidated statements of operations for the year ended December 31, 2025.

Goodwill consisted of the following:

Balance - December 31, 2024	$3,300,000
Impairment charge - CLMI	(2,500,000)
Impairment charge - Torch	(800,000)
Balance - December 31, 2025	$-

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

On July 12, 2023, the Company provided Notice of Default to Blue Skies Connections, LLC for failure to make required payments, and accelerated the full outstanding balance in accordance with the terms of the note. The note was placed on non-accrual status upon default in July 2023, and no interest income (including default interest at 10%) has been recognized since that date due to uncertainty of collection.

During the year ended December 31, 2025, the Company determined that the note was uncollectible and recognized an impairment loss of $176,851, representing the full carrying amount of the note receivable. This charge is included in other expense - net in the accompanying consolidated statements of operations for the year ended December 31, 2025.

See Note 8 for additional discussion of related legal proceedings.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The Note Receivable was as follows:

December 31, 2024	176,851
Less: impairment loss	(176,851)
December 31, 2025	$-

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

Accounts receivable related to these programs made up approximately 86% and 84% of accounts receivable at March 31, 2026 and December 31, 2025, respectively.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Significant estimates at March 31, 2026 and December 31, 2025 include the following:

●	Allowance for doubtful accounts and other receivables;
●	Inventory reserves and classifications;
●	Valuation of loss contingencies;
●	Valuation of stock-based compensation;
●	Estimated useful lives related to property and equipment and intangible assets;
●	Implicit interest rate in right-of-use operating leases;
●	Uncertain tax positions; and
●	Valuation allowance on deferred tax assets.

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

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-tier hierarchy that prioritizes observable inputs over unobservable inputs:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3 - Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use, developed using the best information available in the circumstances.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued expenses, including related-party amounts. As of March 31, 2026 and December 31, 2025, the carrying values of these instruments approximate their fair values due to their short-term nature.

See Note 6 for the Company’s derivative liabilities, which are measured at fair value on a recurring basis using Level 3 inputs.

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

At March 31, 2026 and December 31, 2025, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Restricted Cash

The Company classifies as restricted cash any cash balances that are subject to legal or contractual restrictions limiting their availability for general corporate use. As of March 31, 2026 and December 31, 2025, restricted cash totaled $424,995 and $281,811, respectively, representing reserve amounts held in a Company-owned deposit account at the lender under the Company’s accounts receivable financing facility. The reserve is subject to the lender’s first-priority security interest and is available to cover charge-backs, customer adjustments, and service fees related to advances under the facility. See Note 5.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The following table reconciles cash and restricted cash reported on the consolidated balance sheets to the total cash and restricted cash presented on the consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash	$1,991,166	$1,731,400
Restricted cash	424,995	281,811
Total	$2,416,161	$2,013,211

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

At March 31, 2026 and December 31, 2025, the allowance for doubtful accounts was $0, and no bad debt expense or recoveries were recorded during the years then ended.

Inventory

Inventory primarily consists of cell phones, store racking, and sim cards. Inventories are stated at the lower of cost or net realizable value using the average cost valuation method.

At March 31, 2026 and December 31, 2025, the Company had inventory of $339,570 and $339,570, respectively.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

There were no impairment losses on long-lived assets for the three months ended March 31, 2026 and 2025, respectively.

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

There were no impairment losses for the three months ended March 31, 2026 and 2025, respectively.

Derivative Liabilities

The Company evaluates financial instruments that contain characteristics of both liabilities and equity in accordance with FASB ASC 480, Distinguishing Liabilities from Equity, and FASB ASC 815, Derivatives and Hedging.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Accounting for Derivative Liabilities

Derivative liabilities are remeasured at fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations as a gain or loss on derivative remeasurement. The Company uses the Black-Scholes option pricing model to estimate the fair value of these instruments.

Derivative Expense

When a bifurcated embedded derivative is recognized in connection with the issuance of a convertible debt instrument, the derivative is recorded at fair value on the commitment date and a corresponding debt discount is recorded against the host debt instrument, limited to the face amount of the debt. To the extent the initial fair value of the derivative liability, together with any other debt discounts (including original issue discount, equity-related discounts, and debt issuance costs), exceeds the face amount of the related debt, the excess is recognized immediately as day-one derivative expense in the consolidated statements of operations on the commitment date.

Conversion and Extinguishment of Derivative Liabilities

When a debt instrument with an embedded conversion option is converted into shares of common stock or repaid, the Company:

●	Records the newly issued shares at fair value;
●	Derecognizes the related debt, derivative liabilities, and any unamortized debt discounts; and
●	Recognizes a gain or loss on debt extinguishment, if applicable.

For equity-classified derivative liabilities (such as certain warrants) that are extinguished, any remaining liability balance is reclassified to additional paid-in capital.

Reclassification of Equity Instruments to Liabilities

Equity instruments initially classified as equity are reclassified to liabilities if they no longer meet the criteria for equity classification. Upon reclassification, the instruments are remeasured at fair value on the date of reclassification, with any difference recognized in earnings.

Derivative Liability Balances

As of March 31, 2026 and December 31, 2025, the Company had derivative liabilities of $184,983 and $0, respectively.

See Notes 6 and 7 for additional information.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Debt Discounts

The Company accounts for original issue discounts (OID), equity instruments issued with debt (common stock, warrants, etc.), and debt issuance costs as debt discounts in accordance with FASB ASC 835-30. These discounts are recorded as a reduction of the carrying amount of the related debt and amortized to interest expense over the term of the debt using the effective interest method (or straight-line method when not materially different). The aggregate debt discounts cannot exceed the face amount of the debt.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

MARCH 31, 2026 AND 2025

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

At March 31, 2026 and December 31, 2025, deferred revenue was $0.

The following represents the Company’s disaggregation of revenues for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026		2025

Revenue	Revenue	% of Revenues	Revenue	% of Revenues

Mobile Virtual Network Operators	$1,803,512	11.28%	$2,285,823	21.61%
Point-of-Sale and Prepaid Services	14,180,471	88.72%	8,291,606	78.39%
Total Revenues	$15,983,983	100.00%	$10,577,429	100.00%

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions that qualify for recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. No such interest or penalties were recorded for the three months ended March 31, 2026 and 2025, respectively.

Valuation Allowance and Net Operating Loss Carryforwards

The Company has net operating loss carryforwards that have been evaluated for applicability in offsetting current taxable income. Federal net operating loss carryforwards are limited to 80% of the current year’s net taxable income.

During 2024, the Company entered a three-year cumulative loss position and remained in that position at March 31, 2026. As a result, a full valuation allowance has been recorded against all net operating loss carryforwards at March 31, 2026 and December 31, 2025, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included as a component of general and administrative expense in the consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The Company recognized marketing and advertising costs during the three months ended March 31, 2026 and 2025, respectively, as follows:

For the Three Months Ended March 31,
2026	2025
$29,922	$23,480

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

MARCH 31, 2026 AND 2025

Tax Treatment

The Company applies the provisions of ASU 2016-09 related to the recognition of all excess tax benefits and tax deficiencies in income tax expense in the period in which they occur and the classification of cash paid for tax withholdings on behalf of employees as financing activities in the consolidated statement of cash flows.

Stock Warrants

The Company issues warrants to purchase shares of its common stock in connection with financing transactions, consulting arrangements, and strategic partnerships. The Company evaluates each warrant issuance under Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, to determine the appropriate balance sheet classification.

Warrants that are not puttable or mandatorily redeemable, do not require net cash settlement, and are indexed solely to the Company’s own common stock are classified as equity instruments and recorded in additional paid-in capital. Warrants that do not meet the requirements for equity classification are recorded as liabilities at fair value, with changes in fair value recognized in earnings at each reporting date.

The fair value of warrants is measured using an appropriate fair value model, taking into consideration the specific terms and features of each instrument.

Warrants issued in connection with the sale of common stock are recorded at fair value as an allocation of the proceeds within additional paid-in capital.

Warrants issued in connection with the issuance of debt are recorded as a debt discount at fair value and amortized to interest expense over the term of the related debt using the effective interest method.

Warrants issued in exchange for services are recorded at fair value and recognized as expense over the requisite service period, or immediately upon issuance if no service period exists.

Basic and Diluted Earnings (Loss) per Share

Computation

The Company computes basic and diluted earnings (loss) per share in accordance with ASC 260-10-45, Earnings Per Share, as amended by ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

During the year ended December 31, 2025, the Company reacquired 333,333 shares of treasury stock for $999,999 ($3 per share) in connection with a third-party convertible debt lender arrangement (see Note 5).

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

The following potentially dilutive equity securities were outstanding as of March 31, 2206 and 2025:

	March 31, 2026	March 31, 2025
Convertible notes payable and related accrued interest	2,922,105	-
Warrants	1,165,000	93,000
Stock options	1,968,194	1,166,081
Total common stock equivalents	6,055,299	1,259,081

Warrants and stock options included as common stock equivalents represent those that are fully vested and exercisable. See Note 9.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Sufficiency of Authorized Shares

As of March 31, 2026 and December 31, 2025, the Company has 500,000,000 authorized shares of common stock, respectively, which is sufficient to accommodate any potential exercises of common stock equivalents.

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

MARCH 31, 2026 AND 2025

The Company follows the SEC’s Regulation S-K, Item 404(a), which requires the disclosure of related party transactions exceeding a materiality threshold and details on the nature of the relationship, transaction terms, and amounts involved.

During the three months ended March 31, 2026 and 2025, respectively, the Company incurred expenses with a related party (annual rental agreement) in the normal course of business as follows:

Related Party	March 31, 2026	March 31, 2025
Carddawg Investments, Inc.	$41,589	$41,589

1 - represents an affiliate of our Chief Executive Officer (Kevin Brian Cox)

From time to time, the Company may use credit cards to pay corporate expenses, these credit cards are in the names of certain of the Company’s officers and directors. These amounts are insignificant.

See Note 5 for debt transactions with our Chief Executive Officer.

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

MARCH 31, 2026 AND 2025

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

FASB ASU 2024-04 - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods.

The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The Company is currently assessing the potential impact of ASU 2024-03 / 2025-01 on its consolidated financial statement disclosures.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

			Estimated Useful
Type	March 31, 2026	December 31, 2025	Lives (Years)
Computer equipment and software	$1,135,178	$1,135,178	3 - 5
Leasehold improvements	324,901	324,901	5
Furniture and fixtures	165,738	165,738	5 - 7
	1,625,817	1,625,817
Less: accumulated depreciation/amortization	(1,249,139)	(1,222,300)
Property and equipment - net	$376,678	$403,517

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was as follows:

For the Three Months Ended March 31,
2026	2025
$26,839	$86,122

These amounts are included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 4 – Intangibles

Intangibles consisted of the following:

			Estimated Useful
Type	March 31, 2026	December 31, 2025	Lives (Years)

Proprietary Software	$4,286,402	$4,286,402	7
Tradenames/trademarks	617,474	617,474	15
ECS membership agreement	465,000	465,000	1
Noncompetition agreement	201,389	201,389	2
Customer Relationships	183,255	183,255	5
	5,753,520	5,753,520
Less: accumulated amortization	(5,097,744)	(4,934,367)
Intangibles - net	$655,776	$819,153

Amortization expense for the three months ended March 31, 2026 and 2025 was as follows:

For the Three Months Ended March 31,
2026	2025
$163,377	$163,452

Estimated amortization expense for each of the succeeding years is as follows:

For the Years Ended December 31:
2026 (9 months)	490,131
2027	165,645
Total	$655,776

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 5 – Debt

The following represents a summary of the Company’s notes payable – SBA government, notes payable – related parties, convertible notes payable and notes payable, key terms, and outstanding balances at March 31, 2026 and December 31, 2025, respectively:

Notes Payable – SBA government

Economic Injury Disaster Loan (“EIDL”)

During 2020, the Company received Economic Injury Disaster Loan (“EIDL”) proceeds under a U.S. Small Business Administration program made available in response to the COVID-19 pandemic, which were used for working capital purposes. Monthly installment payments of principal and interest range from $74 to $731 and are payable over thirty (30) years from the date of the promissory note, with no prepayment penalty.

Terms	EIDL SBA

Issuance dates of SBA loans	May 2020 - July 2020
Term	30 Years
Maturity date	May 2050 - July 2050
Interest rate	3.75%
Collateral	Unsecured

Balance - December 31, 2024	$469,396
Repayments	(11,062)
Balance - December 31, 2025	458,334
Repayments	(2,415)
Balance - March 31, 2026	$455,919

Note Payable – Related Party

The following summarizes activity in the Company’s note payable to a related party (the Chief Executive Officer):

Balance - December 31, 2024	$3,555,655
Repayments	(824,859)
Balance - December 31, 2025	2,730,796
Conversion of debt to common stock	(707,200)
Forgiveness of debt	(292,800)
Balance - March 31, 2026	$1,730,796

On March 12, 2024, the Company consolidated outstanding principal of $4,584,563 and accrued interest of $498,991 into a single unsecured note with a face amount of $5,083,554. The note bears interest at 10% per annum (15% upon default) and is repayable in monthly installments of $164,039 over 36 months, maturing in December 2026.

Beginning in July 2025, monthly payments were temporarily suspended due to cash flow constraints. The note holder confirmed that the suspension does not constitute an event of default. Interest continues to accrue at the contractual 10% rate, and the note terms were not modified. Management is evaluating options to resume or restructure payments.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Conversion of Related Party Note Payable to Common Stock

On March 23, 2026, the Company issued 800,000 shares of common stock to its Chief Executive Officer in partial conversion of a related party note payable (see Note 9). The shares were valued at their fair market value of $707,200 ($0.884 per share), determined using the quoted closing market price on the issuance date. In connection with the transaction, the Chief Executive Officer forgave an additional $292,800 of principal on the note.

The forgiveness of debt by the Chief Executive Officer, in his capacity as both a principal shareholder and creditor, was accounted for as a capital contribution and credited to additional paid-in capital. No gain on debt extinguishment was recognized. The aggregate value of the transaction ($1,000,000) was applied as a reduction to the outstanding balance of the related party note payable.

The following is a detail of the Company’s Notes Payable - Related Party:

Note Payable - Related Party
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2026	December 31, 2025
Note #1	December 31, 2023	December 31, 2026	10.00%	15.00%	Unsecured	$1,730,796	$2,730,796
					Short Term	1,730,796	2,730,796
					Long Term	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Convertible Notes Payable and Relate Debt Discounts

The Company has issued multiple convertible promissory notes to institutional and individual investors that are convertible into shares of the Company’s common stock. The following table summarizes the principal terms and the gross and net carrying value of the Company’s convertible notes payable as of March 31, 2026 and December 31, 2025:

The following is a summary of the Company’s Convertible Notes Payable and related Debt Discounts:

Convertible Notes Payable
	December 31,	Face amount	Stated guaranteed earned	Common stock	Debt	Amortization of	December 31,	Unamortized Debt
Note #	2024	of note	interest	repurchase	discounts	debt discount	2025	Discounts
Note #1	$-	$6,000,000	$-	$999,999	$(1,679,927)	$559,976	$5,880,048	$1,119,951
Note #2	-	770,000	61,600	-	(224,900)	74,967	681,667	149,933
Note #3	-	660,000	52,800	-	(182,720)	45,680	575,760	137,040
Note #4	-	385,000	30,800	-	(106,780)	26,695	335,715	80,085
Note #5	-	385,000	30,800	-	(104,580)	26,145	337,365	78,435
Note #6	-	495,000	39,600	-	(126,500)	21,083	429,183	105,417
Total	$-	$8,695,000	$215,600	$999,999	$(2,425,407)	$754,546	$8,239,738	$1,670,861

Convertible Notes Payable
	December 31,	Face amount	Stated guaranteed earned	Common stock	Debt	Amortization of debt	March 31,	Unamortized Debt
Note #	2025	of note	interest	repurchase	discounts	discounts	2026	Discounts
Note #1	$5,880,048	$500,000	$-	$-	$-	$169,993	$6,550,041	$949,958
Note #2	681,667	-	-	-	-	56,225	737,892	93,708
Note #3	575,760	-	-	-	-	45,680	621,440	91,360
Note #4	335,715	-	-	-	-	26,695	362,410	53,390
Note #5	337,365	-	-	-	-	26,145	363,510	52,290
Note #6	429,183	-	-	-	-	31,625	460,808	73,792
Note #7	-	333,333	26,667	-	(142,797)	11,900	229,103	130,897
Note #8	-	500,000	40,000	-	(236,926)	19,744	322,818	217,182
Note #9	-	100,000	-	-	(8,823)	1,103	92,280	7,720
Note #10	-	50,000	-	-	(2,905)	242	47,337	2,663
Note #11	-	100,000	-	-	(7,808)	976	93,168	6,832
Note #12	-	400,000	-	-	(35,292)	4,412	369,120	30,880
Note #13	-	50,000	-	-	-	-	50,000	-
Note #14	-	200,000	-	-	-	-	200,000	-
Note #15	-	75,000	-	-	-	-	75,000	-
Total	$8,239,738	$2,308,333	$66,667	$-	$(434,551)	$394,740	$10,574,927	$1,710,672

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Debt Discounts
		Legal	Broker	Original Issue	Stated Guaranteed	Commitment Shares (common	December 31,
Note #	Warrants	fees	fee	Discount	Interest	stock)	2025
Note #1	$1,084,927	$175,000	$420,000	$-	$-	$-	$1,679,927
Note #2	-	7,500	-	70,000	61,600	85,800	224,900
Note #3	-	2,000	-	60,000	52,800	67,920	182,720
Note #4	-	1,500	-	35,000	30,800	39,480	106,780
Note #5	-	-	-	35,000	30,800	38,780	104,580
Note #6	-	2,000	-	45,000	39,600	39,900	126,500
Total	$1,084,927	$188,000	$420,000	$245,000	$215,600	$271,880	$2,425,407

Debt Discounts
		Legal	Broker	Original Issue	Stated Guaranteed	Commitment Shares (common	March 31,
Note #	Warrants	fees	fee	Discount	Interest	stock)	2026
Note #7	$73,297	$9,500	$-	$33,333	$26,667	$-	$142,797
Note #8	141,926	5,000	-	50,000	40,000	-	236,926
Note #9	-	-	-	-	-	8,823	8,823
Note #10	-	-	-	-	-	2,905	2,905
Note #11	-	-	-	-	-	7,808	7,808
Note #12	-	-	-	-	-	35,292	35,292
Note #13	-	-	-	-	-	-	-
Note #14	-	-	-	-	-	-	-
Note #15	-	-	-	-	-	-	-
Total	$215,223	$14,500	$-	$83,333	$66,667	$54,828	$434,551

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The following is a detail of the Company’s Convertible Notes Payable:

Convertible Notes Payable - Net
Note Holder	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	March 31, 2026	December 31, 2025
Note #1	May 12, 2025	November 12, 2027	15.00%	15.00%	All assets	$7,499,999	$6,999,999
Note #2	September 29, 2025	September 29, 2026	0.00%	22.00%	Unsecured	831,600	831,600
Note #3	October 8, 2025	October 8, 2026	0.00%	22.00%	Unsecured	712,800	712,800
Note #4	October 7, 2025	October 7, 2026	0.00%	22.00%	Unsecured	415,800	415,800
Note #5	October 15, 2025	October 15, 2026	0.00%	22.00%	Unsecured	415,800	415,800
Note #6	November 17, 2025	November 17, 2026	0.00%	22.00%	Unsecured	534,600	534,600
Note #7	March 27, 2026	March 27, 2027	8.00%	22.00%	Unsecured	360,000	-
Note #8	March 12, 2026	March 12, 2027	8.00%	22.00%	Unsecured	540,000	-
Note #9	January 12, 2026	January 12, 2028	14.50%	18.00%	All assets	100,000	-
Note #10	February 18, 2026	February 18, 2028	14.50%	18.00%	All assets	50,000	-
Note #11	January 23, 2026	January 23, 2028	14.50%	18.00%	All assets	100,000	-
Note #12	January 12, 2026	January 12, 2028	14.50%	18.00%	All assets	400,000	-
Note #13	March 11, 2026	March 11, 2028	14.50%	18.00%	All assets	50,000	-
Note #14	March 6, 2026	March 6, 2028	14.50%	18.00%	All assets	200,000	-
Note #15	March 20, 2026	March 20, 2028	14.50%	18.00%	All assets	75,000	-
					Gross Carrying Value	12,285,599	9,910,599
					Less: unamortized debt discount	(1,710,672)	(1,670,861)
					Convertible notes payable - net	10,574,927	8,239,738
					Short Term	7,744,342	3,068,878
					Long Term	$2,830,585	$5,170,860

Convertible Notes Payable - Notes #1 through #6

Overview

Year Ended December 31, 2025

The Company entered into six (6) Note Purchase Agreements with institutional investors and issued Convertible Notes (collectively, the “Notes”) with an aggregate obligation (including guaranteed interest) of $9,694,999. Note #1 is a senior secured obligation collateralized by a first-priority lien on substantially all of the Company’s and its subsidiaries’ assets. Notes #2 through #6 are unsecured obligations.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The Notes are summarized in detail below.

Note #1 - Senior Secured Convertible Note

On May 12, 2025, the Company issued a Senior Secured Convertible Note (the “Note”) in the original principal amount of $6,999,999, resulting in net cash proceeds of $5,405,000 after $175,000 of legal fees and $420,000 of broker fees. The Note is fully guaranteed by certain of the Company’s subsidiaries. Concurrent with issuance, the Company repurchased 333,333 shares of its common stock from the investor at $3.00 per share; these shares were cancelled and retired and are recorded as treasury stock (see Note 9).

The Note accrues interest at 1.25% per month (15.00% per annum), payable monthly in cash or as payment-in-kind at the Company’s election. Following the Second Amendment (January 31, 2026) and Third Amendment (March 26, 2026), each evaluated and accounted for as a debt modification under ASC 470-50 (no gain or loss recognized; carrying value not adjusted), the Note currently amortizes in equal monthly installments of $500,000 commencing June 30, 2026, with the remaining balance due on the November 12, 2027 maturity date. Pursuant to the Third Amendment, the investor advanced an additional $500,000 of principal under the Note (increasing the aggregate principal to $7,499,999), and the Company agreed to obtain shareholder approval by July 17, 2026 to permit issuance of conversion shares in excess of 19.99% of the Company’s outstanding common stock (the “Exchange Cap”); until such approval is obtained, conversions are limited to the Exchange Cap pursuant to Nasdaq Rule 5635(d).

The Note is convertible at the investor’s option into shares of the Company’s common stock at $4.00 per share. The conversion option is indexed solely to the Company’s own common stock and satisfies the fixed-for-fixed criteria under ASC 815-10-15-74(a), qualifying for the scope exception from derivative accounting. Accordingly, the Note is accounted for in its entirety as a debt instrument.

Warrant Issuance

In connection with the issuance of the original note ($6,999,999), the Company issued warrants to purchase 700,000 shares of its common stock at an exercise price of $6.00 per share. The warrants are immediately exercisable and expire on May 12, 2030.

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

MARCH 31, 2026 AND 2025

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

Debt discounts are being amortized to interest expense over the revised contractual term of the Note through the Maturity Date (as amended) of November 12, 2027 using the effective interest method in accordance with ASC 835-30.

Notes #2 through #6

The Company issued five (5) separate one-year unsecured Convertible Notes summarized in the tables below (collectively, the “Notes”).

In accordance with ASC 835-30, original issue discounts, guaranteed interest capitalized at issuance, the fair value of common shares issued to the investors (determined based on the quoted closing price of the Company’s common stock on each respective grant date), and professional fees were recorded as a reduction of the carrying value of the respective Notes and are amortized to interest expense using the effective interest method over each Note’s one-year contractual term.

Each of these notes is convertible at the investor’s option into common stock at fixed conversion prices in three tranches: 25% of the total obligation at $4.00 per share, 25% at $6.00 per share, and 50% at $6.00 per share. Upon an event of default or the Company’s failure to pay any amortization payment when due, all tranches may alternatively be converted at 85% of the lowest daily volume-weighted average price (“VWAP”) of the Company’s common stock during the five (5) trading days immediately preceding the conversion date.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The fixed conversion prices are subject to customary anti-dilution adjustments. Subject to specified price and volume conditions and the investor’s prior written consent, the Company may also effect a mandatory conversion of all or a portion of any 2025 Note.

The Company evaluated the embedded conversion features under ASC 815-10-15-74(a) and ASC 815-40. The fixed-price conversion options ($4.00 and $6.00 per share) satisfy the fixed-for-fixed criteria under ASC 815-40-15 and qualify for the scope exception from derivative accounting. The contingent VWAP-based conversion feature is exercisable only upon an event of default; management has assessed the likelihood of default as remote, and the feature is therefore considered clearly and closely related to the debt host under ASC 815-10-15-74(a) and qualifies for the equity scope exception. Each 2025 Note is accounted for in its entirety as a debt instrument. The Company reassesses the probability of default at each reporting date; should default no longer be considered remote, the contingent feature would be bifurcated and recognized as a derivative liability at fair value. As of March 31, 2026, the Company was in compliance with all terms of the 2025 Notes.

Convertible Notes Payable - Other (Notes #7 and #8) (Derivative Liabilities)

In March 2026, the Company issued two unsecured convertible promissory notes to institutional investors along with accompanying common stock purchase warrants.

The notes were issued at a discount due to original issue discount, capitalized guaranteed interest, debt issuance costs, and the fair value of the warrants. These discounts are recorded as a reduction of the notes’ carrying value and amortized to interest expense using the effective interest method over the contractual term.

The notes mature twelve months (12) from issuance and bear a one-time guaranteed interest charge of 8% on the original principal, fully earned at issuance. They are repayable in four monthly installments followed by a final payment of all remaining amounts, with a 22% default interest rate.

●	Note #7: Original principal $333,333 (total obligation $360,000). Four monthly payments of $72,000 begin November 27, 2026, with final payment due March 27, 2027.
●	Note #8: Original principal $500,000 (total obligation $540,000). Four monthly payments of approximately $102,920 begin November 12, 2026, with final payment due March 12, 2027.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Each note includes embedded conversion features in three tranches:

●	First tranche (≈25%): convertible at $4.00 per share;
●	Second tranche (≈25%): convertible at $6.00 per share;
●	Third tranche (≈50%): convertible only upon event of default or missed amortization payment, at 85% of the lowest daily VWAP during the five preceding trading days.

The fixed-price conversion options in the first two tranches qualify for the ASC 815-40-15 scope exception and are not bifurcated. The third tranche is considered remote and is also not bifurcated. The notes are accounted for entirely as debt, with default probability reassessed each reporting period.

The Company also issued five-year warrants to purchase 375,000 shares of common stock at $1.25 per share (150,000 related to Note #7 and 225,000 related to Note #8). Due to certain cash settlement features, the warrants are accounted for as derivative liabilities. Their aggregate fair value at issuance ($215,223) was recorded as a derivative liability and debt discount. The warrants are remeasured at fair value each reporting period, with changes recognized in earnings.

See Note 6 for additional information on derivative liabilities.

Convertible Secured Notes Payable Financing – Notes #9 - #15

On January 6, 2026, the Board authorized a private placement of up to $20,000,000 of convertible secured promissory notes (the “Notes”). The Notes bear interest at 14.5% per annum, payable quarterly in arrears, and mature 24 months from the respective issuance date. Torch Wireless, a subsidiary, unconditionally guarantees the Notes, which are secured by a junior perfected security interest in substantially all of the Company’s assets, subordinated to existing senior indebtedness under an intercreditor agreement.

The Notes are convertible at the holder’s option at any time into common stock using tiered conversion prices (20% tranches) based on the portion of principal and accrued interest converted. Conversion pricing differs by closing:

●	Notes #9 - #12 - closings of $325,000 closing at higher-tier pricing: $4.00, $6.00, $8.00, $10.00, and $12.00 per share.
●	Notes #13 - #15 - closings totaling $650,000 at lower-tier pricing: $2.00, $4.00, $6.00, $8.00, and $10.00 per share.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

All conversion prices are subject to customary anti-dilution adjustments for stock splits, stock dividends, and similar pro rata equity events. The Notes contain no down-round, full-ratchet, or variable conversion price provisions. Conversions are subject to a 4.99% beneficial ownership limitation (increaseable to 9.99% upon 61 days’ prior written notice) and are settled solely in shares of common stock.

Six months after issuance, the Company may force conversion at the applicable tiered prices, subject to no Event of Default, minimum volume-weighted-average price (VWAP) and trading volume thresholds, and freely tradeable shares.

Upon an uncured Event of Default, the outstanding principal, accrued and unpaid interest, and default interest at 18% per annum become immediately due and payable, and the holder may convert the Default Amount into common stock at the applicable tiered conversion price.

As of March 31, 2026, the Company had issued $975,000 in aggregate principal amount of Notes (Notes #9 through #15). Subsequent to March 31, 2026, the Company issued an additional $175,000 in principal amount under the lower-tier pricing.

In connection with the issuances, the Company issued an aggregate of 31,525 commitment shares of common stock to the holders as additional consideration for the financing. The commitment shares were recorded at fair value on the respective issuance dates, based on the closing market prices of the Company’s common stock, which ranged from $0.83 to $2.04 per share, for an aggregate fair value of $54,828. The fair value of the commitment shares was recorded as a debt discount against the carrying amount of the related Notes and is being amortized to interest expense over the contractual term of the Notes using the effective interest method.

The Company evaluated the embedded conversion features under ASC 815-15-25-1 and ASC 815-40. The tiered fixed conversion prices are indexed solely to the Company’s common stock and are subject only to standard anti-dilution adjustments, satisfying the fixed-for-fixed criterion and qualifying for the scope exception in ASC 815-10-15-74(a). The Notes are accounted for as a single liability under ASC 470-20, as amended by ASU 2020-06, with no separation of the conversion feature into an equity component.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The following tables summarize each convertible note and their related debt discount components:

Convertible Notes Payable - Net

Year Ended December 31, 2025
	Issue	Maturity	Original	Capitalized Guaranteed	Total	Net Cash	Total Debt
Note Holder	Date	Date	Principal	Interest	Obligation	Proceeds	Discount
Note #1	May 12, 2025	November 12, 2027	$7,499,999	$-	$7,499,999	$5,405,000	$1,679,927
Note #2	September 29, 2025	September 29, 2026	770,000	61,600	831,600	692,500	224,900
Note #3	October 8, 2025	October 8, 2026	660,000	52,800	712,800	598,000	182,720
Note #4	October 7, 2025	October 7, 2026	385,000	30,800	415,800	348,500	106,780
Note #5	October 15, 2025	October 15, 2026	385,000	30,800	415,800	350,000	104,580
Note #6	November 17, 2025	November 17, 2026	495,000	39,600	534,600	448,000	126,500
Total			$10,194,999	$215,600	$10,410,599	$7,842,000	$2,425,407

Three Months Ended March 31, 2026
	Issue	Maturity	Original	Capitalized Guaranteed	Total	Net Cash	Total Debt
Note Holder	Date	Date	Principal	Interest	Obligation	Proceeds	Discount
Note #7	March 27, 2026	March 27, 2027	$333,333	$26,667	$360,000	$290,500	$142,797
Note #8	March 12, 2026	March 12, 2027	500,000	40,000	540,000	445,000	236,926
Note #9	January 12, 2026	January 12, 2028	100,000	-	100,000	100,000	8,823
Note #10	February 18, 2026	February 18, 2028	50,000	-	50,000	50,000	2,905
Note #11	January 23, 2026	January 23, 2028	100,000	-	100,000	100,000	7,808
Note #12	January 12, 2026	January 12, 2028	400,000	-	400,000	400,000	35,292
Note #13	March 11, 2026	March 11, 2028	50,000	-	50,000	50,000	-
Note #14	March 6, 2026	March 6, 2028	200,000	-	200,000	200,000	-
Note #15	March 20, 2026	March 20, 2028	75,000	-	75,000	75,000	-
Total			$1,808,333	$66,667	$1,875,000	$1,710,500	$434,551

Note #1 ($7,499,999) is a combination of principal from 2025 ($6,999,999) and 2026 ($500,000). Net cash proceeds in 2026 are reflected in the table above plus an additional $500,000, totaling $2,225,000, the Company also paid direct debt offering costs of $14,500.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Debt Discount Components

Year Ended December 31, 2025
	Original Issue	Capitalized Guaranteed	Warrants		Common Stock	Grant Date	Fair Value of Shares	Professional	Total Debt
Note Holder	Discount	Interest	Issued		Issued	Price	Issued	Fees	Discount
Note #1	$-	$-	$1,084,927		-	$-	$-	$595,000	$1,679,927
Note #2	70,000	61,600	-		30,000	$2.86	85,800	7,500	224,900
Note #3	60,000	52,800	-		24,000	$2.83	67,920	2,000	182,720
Note #4	35,000	30,800	-		14,000	$2.82	39,480	1,500	106,780
Note #5	35,000	30,800	-		14,000	$2.77	38,780	-	104,580
Note #6	45,000	39,600	-		21,000	$1.90	39,900	2,000	126,500
	$245,000	$215,600	$1,084,927		$103,000		$271,880	$608,000	$2,425,407

Three Months Ended March 31, 2026
	Original Issue	Capitalized Guaranteed	Warrants		Common Stock	Grant Date	Fair Value of Shares	Professional	Total Debt
	Discount	Interest	Issued		Issued	Price	Issued	Fees	Discount
Note #7	$33,333	$26,667	$73,297	A	-	$-	$-	$9,500	$142,797
Note #8	50,000	40,000	141,926	A	-	$-	-	5,000	236,926
Note #9	-	-	-		4,325	$2.04	8,823	-	8,823
Note #10	-	-	-		3,500	$0.83	2,905	-	2,905
Note #11	-	-	-		6,400	$1.22	7,808	-	7,808
Note #12	-	-	-		17,300	$2.04	35,292	-	35,292
Note #13	-	-	-		-	$-	-	-	-
Note #14	-	-	-		-	$-	-	-	-
Note #15	-	-	-		-	$-	-	-	-
Total	$83,333	$66,667	$215,223		$31,525		$54,828	$14,500	$434,551

A	- The Warrants Issued for Notes #7 and #8 are classified as derivative liabilities under ASC 815-40-25; see Note 6, Derivative Liabilities, for further information.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

These convertible notes are repayable in either monthly or quarterly installments inclusive of the capitalized guaranteed interest, with any unpaid amounts due and payable as part of the final installment, as follows:

	Monthly	Quarterly
Note Holder	Installment	Installment	Payment 1	Payment 2	Payment 3	Payment 4	Payment 5
Note #1	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Note #2	$166,320		May 25, 2026	June 25, 2026	July 25, 2026	August 25, 2026	September 25, 2026
Note #3	$142,560		May 31, 2026	June 30, 2026	July 31, 2026	August 31, 2026	October 8, 2026
Note #4	$83,160		June 7, 2026	July 7, 2026	August 7, 2026	September 7, 2026	October 7, 2026
Note #5	$83,160		June 15, 2026	July 15, 2026	August 15, 2026	September 15, 2026	October 15, 2026
Note #6	$106,920		July 17, 2026	August 17, 2026	September 17, 2026	October 17, 2026	November 17, 2026
Note #7	$72,000		November 27, 2026	December 28, 2026	January 27, 2027	February 26, 2027	March 27, 2027
Note #8	$106,920		November 12, 2026	December 12, 2026	January 12, 2027	February 12, 2027	March 12, 2027
Note #9		$25,000	January 12, 2027	April 12, 2027	July 12, 2027	October 12, 2027	N/A
Note #10		$12,500	February 18, 2027	May 18, 2027	August 18, 2027	November 18, 2027	N/A
Note #11		$25,000	January 23, 2027	April 23, 2027	July 23, 2027	October 23, 2027	N/A
Note #12		$100,000	January 12, 2027	April 12, 2027	July 12, 2027	October 12, 2027	N/A
Note #13		$12,500	March 11, 2027	June 11, 2027	September 11, 2027	December 11, 2027	N/A
Note #14		$50,000	March 6, 2027	June 6, 2027	September 6, 2027	December 6, 2027	N/A
Note #15		$18,750	March 20, 2027	June 20, 2027	September 20, 2027	December 20, 2027	N/A

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Notes Payable

The following is a summary of the Company’s Notes Payable:

	Note #1	Note #2	Total
Balance - December 31, 2024	$-	$-	$-
Proceeds from issuance of note	1,000,000	5,628,811	6,628,811
Repayments	-	(4,751,765)	(4,751,765)
Debt discount	(48,418)	-	(48,418)
Amortization of debt discount	5,380	-	5,380
Balance - December 31, 2025	$956,962	$877,046	$1,834,008

Unamortized debt discount	$43,038	$-	$43,038

Balance - December 31, 2025	$956,962	$877,046	$1,834,008
Proceeds	-	954,272	954,272
Repayments	-	(347,983)	(347,983)
Amortization of debt discount	43,038	-	43,038
Balance - March 31, 2026	$1,000,000	$1,483,335	$2,483,335

The following is a detail of the Company’s Notes Payable:

Notes Payable - Net
Note Holder	Issue Date	Maturity Date	In-Default	Interest Rate	Default Interest Rate	Collateral	March 31, 2026	December 31, 2025
Note #1	September 9, 2025	March 9, 2026	Yes	19.00%	6.00%	Unsecured	$1,000,000	$1,000,000
Note #2	September 9, 2025	September 9, 2026	No	0.00%	0.00%	Accounts receivable	1,483,335	877,046
						Less: unamortized debt discount	-	(43,038)
						Notes payable - net	2,483,335	1,834,008
						Short Term	2,483,335	1,834,008
						Long Term	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note #1 - Note Issuance and Warrants

On September 9, 2025, the Company entered into a six-month (6) Senior Secured Note with an individual (the “Investor”), in the original principal amount of $1,000,000 (the “Note”).

As of March 31, 2026, this note ($1,000,000) was in default.

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

Note #2 – Accounts Receivable Financing Facility

On September 9, 2025, the Company entered into a one-year Business Loan and Security Agreement (the “Agreement”) with Paragon Bank (“Paragon”) establishing a $1,500,000 accounts receivable financing facility (the “Facility”). The Facility matures on September 9, 2026 and is secured by a first-priority lien on substantially all of the Company’s accounts receivable and related collateral. The Facility is a full-recourse arrangement under which the Company remains liable to Paragon for all advances, including amounts related to uncollected or disputed customer receivables.

Because the Company retains substantially all of the risks and rewards of ownership of the receivables transferred to Paragon under the full-recourse terms of the Agreement, the transactions do not qualify as sales under Accounting Standards Codification (ASC) 860-10-40. Accordingly, the underlying receivables remain on the Company’s consolidated balance sheets as accounts receivable, and the related cash advances received from Paragon are reported as a secured borrowing within current liabilities on the consolidated balance sheets. Service charges and related finance fees are recognized as interest expense in the consolidated statements of operations as incurred.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Borrowings under the Facility are available based on eligible accounts receivable, with maximum advances of up to 85% of the eligible borrowing base, subject to customary reserves, concentration limits, and reporting requirements. The Facility does not bear stated interest; the Company’s cost of funds under the Facility consists of service charges and related finance fees assessed by Paragon on factored invoice volume, together with a one-time loan origination fee of $5,000 paid at inception. Proceeds from the Facility are used to provide working capital financing and liquidity support for the Company’s operations.

Paragon retains a reserve account equal to 15% of receivables financed under the Facility to cover charge-backs, customer adjustments, and service fees. Amounts held in the reserve are released to the Company upon collection of the related underlying receivables, net of any applicable charge-backs and fees. The reserve is maintained in a Company-owned deposit account at Paragon Bank, subject to Paragon’s first-priority security interest and restrictions on withdrawal, and is presented as restricted cash on the Company’s consolidated balance sheets. At March 31, 2026 and December 31, 2025, the reserve balance was $424,995 and $281,811, respectively.

Service charges and related finance fees were $38,472 and $0 for the three months ended March 31, 2026 and 2025, respectively, and are recognized as interest expense in the consolidated statements of operations.

The Agreement contains customary affirmative and negative covenants, including:

●	borrowing-base reporting and certification requirements;
●	maintenance of the first-priority lien on the pledged receivables and related collateral;
●	restrictions on additional indebtedness, liens, and recourse sales of accounts receivable to parties other than Paragon;
●	restrictions on dividends, mergers, dispositions of collateral outside the ordinary course of business, and material changes in the Company’s business operations; and
●	maintenance of the Company’s corporate existence, required insurance coverage, and periodic financial and tax reporting.

The Agreement also provides that a change in ownership of 25% or more of the Company’s common stock constitutes an event of default. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other terms of the Agreement.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Debt Maturities

The following represents the maturities of the Company’s various debt arrangements for each of the five (5) succeeding years and thereafter as follows:

For the Year Ended December 31,	Note Payable - Related Party	Convertible Notes Payable	Notes Payable	Notes Payable - SBA Government	Total

2026	$1,730,796	$6,840,440	$2,483,335	$11,727	$11,066,298
2027	-	5,445,159	-	11,902	5,457,061
2028	-	-	-	12,308	12,308
2029	-	-	-	12,820	12,820
2030	-	-	-	13,313	13,313
Thereafter	-	-	-	393,849	393,849
Total	1,730,796	12,285,599	2,483,335	455,919	16,955,649
Less: unamortized debt discount	-	1,710,672	-	-	1,710,672
Debt - net	$1,730,796	$10,574,927	$2,483,335	$455,919	$15,244,977

Note 6 – Derivative Liabilities

In connection with the issuance of convertible promissory notes (Notes #7 and #8), in March 2026, the Company issued 375,000 common stock purchase warrants. These warrants contain certain cash settlement features triggered upon events of default or change of control and therefore do not qualify for equity classification. Accordingly, the warrants are accounted for as derivative liabilities.

The derivative liabilities are measured at fair value on a recurring basis and are classified as Level 3 in the fair value hierarchy because their valuation relies on significant unobservable inputs. The Company determines the fair value of these warrant liabilities using the Black-Scholes option pricing model.

Valuation Assumptions

The Company used the following key assumptions to estimate the fair value of the derivative liabilities:

	Commitment Date	Remeasurement
Stock Price	$0.74 - $0.89	$0.75
Exercise Price	$1.25	$1.25
Expected term (years)	5.00	4.95 - 4.99
Expected volatility	94% - 98%	94%
Expected dividends	0.00%	0.00%
Risk free interest rate	3.88% - 4.06%	3.92%

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Derivative Liability Activity

Changes in the fair value of these derivative liabilities are recognized in the consolidated statements of operations as “Change in fair value of derivative liabilities” within other income (expense).

For the three months ended March 31, 2026 and 2025, the Company recorded a loss (gain) on the change in fair value of derivative liabilities of $30,241 and $0, respectively.

The following table presents a reconciliation of the beginning and ending balances for the Level 3 derivative liabilities for the three months ended March 31, 2026:

Derivative liabilities – December 31, 2025	$-
Fair value at commitment date	215,224
Fair value - mark to market adjustment	(30,241)
Derivative liabilities – March 31, 2026	$184,983

Note 7 – Fair Value of Financial Instruments

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis and classifies them within the fair value hierarchy under ASC 820. The Company’s fair value measurement policies, including the three-level hierarchy framework, are described in Note 2.

Recurring Fair Value Measurements

As of March 31, 2026, the Company had derivative liabilities classified as Level 3 in the fair value hierarchy. There were no derivative liabilities as of December 31, 2025.

These derivative liabilities (warrants issued with notes #7 and #8) are measured at fair value with significant unobservable inputs.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The Company had no other financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$184,983	$184,983
Total	$-	$-	$184,983	$184,983

December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

MARCH 31, 2026 AND 2025

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

Operating Lease

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

The Company had no financing leases as of March 31, 2026 and December 31, 2025.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The tables below present information regarding the Company’s operating lease assets and liabilities at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Assets

Operating lease - right-of-use asset - non-current	$260,694	$313,410

Liabilities

Operating lease liability	$266,318	$319,232

Weighted-average remaining lease term (years)	1.17	1.41

Weighted-average discount rate	8%	8%

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025

Operating lease costs

Amortization of right-of-use operating lease asset	$52,716	$61,279
Lease liability expense in connection with obligation repayment	5,667	10,035
Total operating lease costs	$58,383	$71,314

Supplemental cash flow information related to operating leases was as follows:

Operating cash outflows from operating lease (obligation payment)	$58,581	$70,062
Right-of-use asset obtained in exchange for new operating lease liability	$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Future minimum lease payments for the years ended December 31:

Year Ended December 31,
2026 (9 months)	$177,501
2027	100,565
Total undiscounted cash flows	278,066
Less: amount representing interest	11,748
Present value of operating lease liabilities	266,318
Less: current portion of operating lease liabilities	226,225
Long-term operating lease liabilities	$40,093

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

The initial award of 500,000 shares was granted in monthly installments during the second half of 2024 and had a total grant-date fair value of $3,800,000 ($7.60 per share). These shares were fully vested and the related compensation expense was fully recognized in 2024. The second award of 500,000 shares was approved by the Board on June 26, 2025, with an original planned grant and vesting date of June 1, 2025. On December 31, 2025, the Company and the Chief Executive Officer entered into Amendment No. 3 to the Employment Agreement, which deferred the grant and vesting of this award to April 1, 2026 and also deferred payment of the 2025 annual cash bonus of $870,000 to April 1, 2026. Because no grant date had been established for this award as of December 31, 2025, no stock-based compensation expense has been recognized with respect to this award for the year ended December 31, 2025. The fair value of this award was $360,000 ($0.72/share), based upon the quoted closing market price on the grant date of April 1, 2026 (See Note 11).

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

Chief Financial Officer

In November 2023, the Company finalized the terms of its employment agreement with its former Chief Financial Officer (CFO), providing for a base salary of $489,250 for the year ended December 31, 2024 and $503,928 for the year ended December 31, 2025, and an annual cash bonus of at least $510,000 for the year ended December 31, 2024, with the 2025 bonus subject to Board approval.

In November 2023, the Company granted 600,000 shares of restricted common stock to its former CFO, having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price on the grant date. The award was structured in two tranches:

●	400,000 shares vesting ratably over the period July 2024 through December 2024, representing approximately 66,667 shares per month; and
●	200,000 shares vesting on December 31, 2025.

All 600,000 shares vested in accordance with their original vesting schedules in their respective periods, and all compensation cost associated with this award has been fully recognized in the periods where services were provided.

In October 2025, the Company provided notice to the former CFO that his employment agreement would not be renewed upon its expiration on December 31, 2025. Subsequent to December 31, 2025, the Company and the former CFO entered into a separation agreement pursuant to which the former CFO will provide consulting services through June 30, 2026. In connection therewith, the Company will pay consulting fees of $250,000, payable in twelve equal monthly installments of approximately $20,833, as well as reimburse health insurance premiums under COBRA through December 31, 2026.

See Note 9 regarding the vesting provisions of these shares.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

As of March 31, 2026, based on management’s review and consultation with legal counsel, the Company is not aware of any contingent liabilities that require accrual or disclosure in the consolidated financial statements.

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma

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

MARCH 31, 2026 AND 2025

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

SSB Communications, Inc., Plaintiff v SurgePays, Inc., and American Broadband & Telecommunications Company, Defendants, Case No. DC-26-07054

District Court 116th Judicial District, Dallas County, Texas filed April 20, 2026. Plaintiff filed this collection suit seeking an amount over $250,000 but less than $1,000,000 for breach of contract for the provision of goods, plus interest, fees and costs. SurgePays, Inc.’s initial pleading is not due until May 25, 2026. At this time, SurgePays, Inc. is in settlement discussions with Co-Defendant, American Broadband & Telecommunications Company and the Plaintiff.

Ellenoff Grossman & Schole, LLP and SurgePays

Ellenoff Grossman & Schole LLP v. SurgePays, Inc., Index No. 651282/2026, Supreme Court of the State of New York, County of New York, filed March 2, 2026. The action sought recovery of $234,151 in unpaid legal fees, plus costs and attorneys’ fees.

Effective April 7, 2026, the Company entered into a settlement agreement resolving all claims, pursuant to which the Company agreed to pay the total settlement amount of $234,151 in eight equal monthly installments of $29,269, commencing April 2026 and ending November 2026. All required installments have been paid to date. The settlement agreement provides for a default interest rate of 9% per annum on any overdue amounts and is secured by an Affidavit of Confession of Judgment held in escrow by the plaintiff, which may be filed upon an uncured payment default.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Note 9 – Stockholders’ Deficit

At March 31, 2026 and December 31, 2025, the Company had three (3) classes of stock:

Common Stock

● Authorized: 500,000,000 shares

● Par Value: $0.001 per share

● Voting Rights: One vote per share

● Dividends: None declared

● Liquidation Preference: Subordinate to all classes of preferred stock

Series A, Convertible Preferred Stock

● Authorized: 13,000,000 shares

● Issued and Outstanding: None

● Par Value: $0.001 per share

● Voting Rights: Ten votes per share

● Ranking: Senior to all other classes of preferred stock

● Dividends: None

● Liquidation Preference: None

● Redemption: Not redeemable

● Conversion: Each share convertible into one-tenth (1/10) of a share of common stock at the option of the holder

Series C, Convertible Preferred Stock

● Authorized: 1,000,000 shares

● Issued and Outstanding: None

● Par Value: $0.001 per share

● Voting Rights: 250 votes per share

● Ranking: Junior to all other classes of preferred stock

● Dividends: Participating with common stock on an as-converted basis, when and if declared by the Board of Directors

● Liquidation Preference: Original issue price plus any declared but unpaid dividends

● Redemption: Not redeemable

● Conversion: Each share convertible into 250 shares of common stock at the option of the holder

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Securities and Incentive Plan

In March 2023, the Company’s shareholders approved the 2022 Plan (the “Plan”) initially approved, authorized and adopted by the Board of Directors in August 2022.

The Plan initially provided for the following:

1.	3,500,000 shares of common stock
2.	An annual increase on the first day of each calendar year beginning January 1, 2023 and ending on January 1, 2031 equal to the lesser of:

a.	10% of the common stock outstanding on the final day of the immediately preceding calendar year, or
b.	Such smaller amount of common stock as determined by the Board of Directors.

3.	The shares may be issued as follows to directors, officers, employees, and consultants:

a.	Distribution equivalent rights
b.	Incentive share options
c.	Non-qualified share options
d.	Performance unit awards
e.	Restricted share awards
f.	Restricted share unit awards
g.	Share appreciation rights
h.	Tandem share appreciation rights
i.	Unrestricted share awards

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

Effective January 1, 2026, in accordance with the Plan, we increased the available amount of shares by 10% of the common stock outstanding on December 31, 2025, approximating an additional 2,185,000 shares of common stock. After this increase, total shares authorized and available to be issued under the Plan approximated 9,092,000 shares.

Of the total shares authorized and available, the Company has reserved shares for its officers, directors and employees for non-vested shares that are expected to vest in accordance with the terms of the related employment agreements and stock options that may be converted into common stock. At March 31, 2026 and December 31, 2025, the Company had sufficient authorized shares to settle any possible awards that vested or stock options eligible for conversion.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Equity Transactions for the Three Months Ended March 31, 2026

Stock Issued for Cash

Underwritten Public Offering

On January 20, 2026, the Company entered into an underwriting agreement with R.F. Lafferty & Co., Inc. for an underwritten public offering of 2,000,000 shares of common stock at a public offering price of $1.25 per share, for gross proceeds of approximately $2,500,000. The offering closed on January 22, 2026. The underwriter was granted a 45-day option to purchase up to an additional 300,000 shares at the public offering price to cover over-allotments. The Company paid fees of $375,000 for net proceeds of $2,125,000. The Company intends to use the net proceeds for expansion of its Lifeline business and for working capital and general corporate purposes.

In connection with the offering, the Company issued warrants to the underwriter to purchase a number of shares equal to 3.0% of the total shares sold (60,000 warrants – see table below), at an exercise price equal to 110% of the public offering price ($1.38/share). The warrants are exercisable commencing six months after the closing date and expire five years after the commencement of sales, and were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(a)(2).

Stock Issued for Cash – At the Market Offering (“ATM”)

The Company issued 7,323 shares of common stock for net proceeds of $14,375 ($1.98 - $2.03/share).

Stock Issued for Services

The Company issued 200,000 shares of common stock for services rendered, having a fair value of $334,000 ($1.67/share), based upon the quoted closing trading price.

Recognition of Stock Based Compensation - Restricted Stock Awards – Employees

The Company recognized $7,787 in compensation expense, related to the vesting of these awards.

Debt Discount – Convertible Notes Payable – Common Stock

During the year ended December 31, 2025, the Company issued 31,525 shares of common stock with an aggregate grant-date fair value of $54,828 to lenders as additional consideration in connection with the issuance of convertible notes payable. The fair value of the shares was recorded as a debt discount and is being amortized to interest expense over the term of the related notes using the effective interest method. See Note 5.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Conversion of Debt to Common Stock – Related Party

On March 23, 2026, the Company issued 800,000 shares of common stock to its Chief Executive Officer at a fair value of $707,200 ($0.884 per share) in partial settlement of a related party note payable. The Chief Executive Officer also forgave $292,800 of principal, which was accounted for as a capital contribution from a principal shareholder and credited to additional paid-in capital. The aggregate $1,000,000 was applied as a reduction of the related party note payable, and no gain on extinguishment was recognized. See Note 5.

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

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Debt Discount – Common Stock

In connection with the issuance of various convertible notes payable, the Company issued 103,000 shares of common stock, having a fair value of $271,880 ($1.90 - $2.86/share), based upon the quoted closing trading price on each respective grant date. This amount has been recorded as a debt discount. See Note 5 for discussion of the various common stock issuances related to convertible note offerings.

Debt Discount – Warrants

In connection with the issuance of various convertible notes payable and a note payable, the Company issued warrants to purchase shares of common stock, having an aggregate fair value of $1,133,345, comprised of $1,084,927 related to convertible notes payable and $48,418 related to the note payable. The fair value of each warrant was determined using the Black-Scholes pricing model on each respective grant date. These amounts have been recorded as a debt discount. See Note 5 for discussion of the assumptions and inputs used in these fair value calculations.

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

Non-Vested Shares – Related Parties (Officer and Directors) – and related Vesting

Chief Financial Officer

In November 2023, the Company granted 600,000 shares of restricted common stock to its former Chief Financial Officer (CFO), having a fair value of $3,114,000 ($5.19/share), based upon the quoted closing trading price on the grant date. The award was structured in two tranches, with 400,000 shares vesting ratably over the period July 2024 through December 2024 and 200,000 shares vesting on December 31, 2025. All shares vested in accordance with their original vesting schedules. See Note 8 for additional information regarding the CFO employment agreement.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recognized for all officer and director arrangements for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Chief Financial Officer	$-	$119,770
Board of Directors	49,895	35,349
Total	$49,895	$155,119

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

The following is a summary of the Company’s non-vested shares at March 31, 2026 and December 31, 2025.

		Weighted Average
Non-Vested Shares	Number of Shares	Grant Date Fair Value
Balance - December 31, 2024	139,640	$5.03
Granted	150,000	3.16
Vested	(88,880)	4.77
Cancelled/Forfeited	-	-
Balance - December 31, 2025	200,760	4.00
Granted	-
Vested	-
Cancelled/Forfeited	-
Balance - March 31, 2026	200,760	$4.00

Unrecognized Compensation	$457,367

Weighted average period (years)	2.33

Stock Options

Stock option transactions for the three months ended March 31, 2026 and the year ended December 31, 2025 are summarized as follows:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining	Aggregate	Grant
	Number of	Exercise	Contractual	Intrinsic	Date
Stock Options	Options	Price	Term (Years)	Value	Fair Value
Outstanding - December 31, 2024	1,166,081	$2.37	6.85	$-
Vested and Exercisable - December 31, 2024	1,166,081	$2.37	6.85	$-
Granted	1,144,116	$1.75			$1.49
Exercised	-	$-
Cancelled/Forfeited	(17,253)	$1.78
Outstanding - December 31, 2025	2,292,944	$2.06	6.43	$-
Vested and Exercisable - December 31, 2025	2,292,944	$2.06	6.43	$-
Granted	-	$-			$-
Exercised	-	$-
Cancelled/Forfeited	(324,750)	$2.51
Outstanding - March 31, 2026	1,968,194	$1.99	6.22	$-
Vested and Exercisable - March 31, 2026	1,968,194	$1.99	6.22	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Three Months Ended March 31, 2026

Stock Options – Employee Terminations

324,750 options expired due to forfeiture, including 318,318 options held by our former Chief Financial Officer.

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

Stock Options – Employee Terminations

17,253 stock options were cancelled in connection with employee terminations.

Stock-based compensation expense related to stock options for the three months ended March 31, 2026 and 2025, was as follows:

Three Months Ended March 31,
2026	2025
$-	$-

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Warrants

Warrant activity for the three months ended March 31, 2026 and the year ended December 31, 2025 are summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Warrants	Warrants	Exercise Price	Term (Years)	Value
Outstanding - December 31, 2024	96,000	$4.73	0.37	$-
Vested and Exercisable - December 31, 2024	96,000	$4.73	0.37	$-
Granted	730,000	$5.86
Exercised	-	$-
Cancelled/Forfeited	(96,000)	$4.73
Outstanding - December 31, 2025	730,000	$5.86	4.30	$-
Vested and Exercisable - December 31, 2025	730,000	$5.86	4.30	$-
Granted	435,000	$1.27
Exercised	-	$-
Cancelled/Forfeited	-	$-
Outstanding - March 31, 2026	1,165,000	$4.14	4.38	$-
Vested and Exercisable - March 31, 2026	1,165,000	$4.14	4.38	$-

Three Months Ended March 31, 2026

Warrants Issued with Convertible Debt

The Company issued 375,000 warrants in connection with convertible notes #7 and #8. See Notes 5 and 6.

Warrants Issued – Equity Offering

The Company issued 60,000 warrants in connection with a capital raise of $2,500,000. See above.

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

Segment information for the Company’s operations for the three months ended March 31, 2026 and 2025, are as follows:

	For the Three Months Ended March 31,
	2026	2025

Revenues
Mobile Virtual Network Operators	$1,803,512	$2,285,823
Point-of-Sale and Prepaid Services	14,180,471	8,291,606
Other Corporate Overhead	-	-
Total	$15,983,983	$10,577,429

Cost of revenues
Mobile Virtual Network Operators	$1,017,528	$5,189,618
Point-of-Sale and Prepaid Services	22,629,899	8,330,157
Other Corporate Overhead	34,005	-
Total	$23,681,432	$13,519,775

Operating expenses
Mobile Virtual Network Operators	$71,620	$596,226
Point-of-Sale and Prepaid Services	699,552	906,996
Other Corporate Overhead	2,730,746	3,134,334
Total	$3,501,918	$4,637,556

Income (loss) from operations
Mobile Virtual Network Operators	$714,364	$(3,500,021)
Point-of-Sale and Prepaid Services	(9,148,980)	(945,547)
Other Corporate Overhead	(2,764,751)	(3,134,334)
Total	$(11,199,367)	$(7,579,902)

SURGEPAYS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

Segment information for the Company’s assets and liabilities at March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025

Total Assets
Mobile Virtual Network Operators	$5,088,425	$4,524,425
Point-of-Sale and Prepaid Services	2,470,659	2,231,645
Other Corporate Overhead	1,942,374	1,759,776
Total	$9,501,458	$8,515,846

Total Liabilities
Mobile Virtual Network Operators	$1,760,758	$2,632,025
Point-of-Sale and Prepaid Services	10,683,586	2,768,490
Other Corporate Overhead	20,925,082	18,518,150
Total	$33,369,426	$23,918,665

All intercompany accounts are separately presented above as both a component of the assets and liabilities. These amounts net to $0 in the Company’s consolidated balance sheets.

Note 11 – Subsequent Event

Subsequent to March 31, 2026, the Company had the following transactions:

Stock Issued for Services – Related Party

On April 1, 2026, the Company issued Mr. Cox 500,000 shares of common stock for services rendered, having a fair value of $360,000. See Note 8.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This statement contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the ‘Securities Act’). Discussions containing such forward-looking statements may be found throughout this statement. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the matters set forth in this statement. The accompanying consolidated financial statements as of March 31, 2026 and 2025 and for the three months then ended includes the accounts of SurgePays, Inc. and its wholly owned subsidiaries during the period owned by SurgePays, Inc.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Additional information on our reportable segments is contained in Note 10 – Segment Information of the Notes to Financial Statements.

Revenues and expenses during the three months ended March 31, 2026 and 2025, consisted of the following:

	2026	2025
Revenue	$15,983,983	$10,577,429
Cost of revenue (exclusive of depreciation and amortization)	(23,681,432)	(13,519,775)
General and administrative	(3,501,918)	(4,637,556)
Income (Loss) from operations	$(11,199,367)	$(7,579,902)

Revenue increased overall by $5,406,554 (51.1%) from the three months ended March 31, 2025, to the three months ended March 31, 2026. Segment revenues were as follows:

	For the Three Months Ended March 31,
	2026	2025

Revenues:
Mobile Virtual Network Operator	$1,803,512	$2,285,823
Point-of-Sale and Prepaid Services	14,180,471	8,291,606
Other Corporate Overhead	-	-
Total	$15,983,983	$10,577,429

Mobile Virtual Network Operators consisting of SurgePhone Wireless and Torch Wireless revenues (as detailed in Notes 2 and 10 of the financial statements) decreased by $482,311 or (21.1%). In fourth quarter of 2025, due to an audit delay, our Eligible Telecommunications Carrier paused the intake of new users, leading to a temporary dip in Lifeline revenues in early 2026.

Point-of-Sale and Prepaid Services revenues increased by $5,888,865 from March 31, 2025 to March 31, 2026, as a result of continued efforts to scale this segment by the VP of Sales, and the continued increasing of our sales force.

Cost of Revenue, Gross Profit and Gross Margin

For the three months ended March 31, 2026, cost of revenue for services primarily consisted of data plan expenses ($622,176), prepaid retail expenses ($22,629,899), marketing ($63,029), advertising ($27,779), and other expenses such as royalties and call-center expenses ($338,549). For the three months ended March 31, 2025, cost of revenue for services primarily consists of data plan expenses ($2,859,283), prepaid retail expenses ($8,330,157), devices ($391,539), marketing ($124,721), advertising ($516,778) and other expenses such as royalties and call-center expenses ($1,297,297).

We expect that our cost of revenue will increase or decrease to the extent that our revenue increases and decreases.

	For the Three Months Ended March 31,
	2026	2025

Cost of Revenue (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$1,017,528	$5,189,618
Point-of-Sale and Prepaid Services	22,629,899	8,330,157
Other Corporate Overhead	34,005	-
Total	$23,681,432	$13,519,775

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

	For the Three Months Ended March 31,
	2026	2025

Gross Profit (Loss) (exclusive of depreciation and amortization):
Mobile Virtual Network Operator	$785,984	$(2,903,795)
Point-of-Sale and Prepaid Services	(8,449,428)	(38,551)
Other Corporate Overhead	(34,005)	-
Total	$(7,697,449)	$(2,942,346)

The Company expects to focus on the improvement of gross margin in the Point-of-Sale and Prepaid Services segment during the remainder of 2026. In fourth quarter of 2025, the Company pivoted its focus for the Clearline platform, significantly reducing expenses within Clearline as the Company continues to focus on future revenue growth. As we continue to expand both subsidized (Lifeline) and non-subsidized products (LinkUp Mobile) in the MNVO segment in 2026, we also anticipate gross margins in the MVNO segment will increase with an aim to return to positive results in late 2026.

	For the Three Months Ended March 31,
	2026	2025

Gross Margin:
Mobile Virtual Network Operator	43.6%	(127.0)%
Point-of-Sale and Prepaid Services	(59.6)	(0.5)
Other Corporate Overhead	N/A	N/A
Total	(48.2)%	(27.8)%

General and administrative during the three months ended March 31, 2026 and 2025, consisted of the following:

	2026	2025
Depreciation and amortization	$190,291	$86,122
Selling, general and administration	3,311,627	4,551,434
Total	$3,501,918	$4,637,556

Selling, general and administrative expenses during the three months ended March 31, 2026 and 2025, consisted of the following:

	2026	2025
Contractors and consultants	$384,613	$845,094
Professional services	160,164	165,813
Compensation	1,801,049	1,730,440
Computer and internet	253,053	259,085
Advertising and marketing	29,922	23,480
Insurance	258,616	283,202
Other	424,209	1,244,321
Total	$3,311,626	$4,551,434

Selling, general and administrative costs (S, G & A) decreased by $1,239,807, or (27.2%). The changes are discussed below:

● Contractors and consultants expense decreased by $460,481 or 54.5% from $845,094 in 2025 to $384,613 in 2026. The Company decreased these expenses during the three months ended March 31, 2026, due to the reduction in advisory services specifically in the area of investment relations and the internalization of marketing efforts.

● Professional services remained fairly steady, decreasing by 5,649 or 3.4% in 2026.

● Compensation increased slightly from $1,730,440 in 2025 to $1,801,049 in 2026.

● Computer and internet costs decreased slightly to $253,053 in 2026 from $259,085 in 2025.

● Advertising and marketing costs increased to $29,922 in 2026 from $23,480 in 2025 primarily due to additional marketing of the Clearline platform.

● Insurance expense decreased to $258,616 in 2026 from $283,202 in 2025 primarily as a result of improved premium rates for the renewal of coverage.

● Other costs decreased to $424,209 in 2026 from $1,244,321in 2025 primarily due to the resolution of various taxes associated with the ACP  and other company-wide cost-cutting measures.

Other (expense) income during the three months ended March 31, 2026 and 2025, consisted of the following:

	2026	2025
Interest, net	$(881,908)	$(119,434)
Change in fair value of derivative liability	30,241	-
Interest income	-	56,903
Other income	-	7,140
Total other (expense) income	$(851,667)	$(55,391)

Interest expense increased to $881,908 in 2026 from $119,434 in 2025 primarily due to additional notes entered into during the latter three quarters of 2025 and first quarter of 2026.

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

In connection with the issuance of convertible promissory notes (Notes #7 and #8), in March 2026, the Company issued 375,000 common stock purchase warrants. These warrants contain certain cash settlement features triggered upon events of default or change of control and therefore do not qualify for equity classification. Accordingly, the warrants are accounted for as derivative liabilities. For the three months ended March 31, 2026 and 2025, the Company recorded a loss (gain) on the change in fair value of derivative liabilities of $30,241 and $0, respectively.

The Company invested excess cash in various instruments during 2025, resulting in interest, dividends, and gains resulting in an aggregate increase of $56,903 compared to $0 in 2026.

Equity Transactions for the Three Months Ended March 31, 2026

Stock Issued for Cash

Underwritten Public Offering

On January 20, 2026, the Company entered into an underwriting agreement with R.F. Lafferty & Co., Inc. for an underwritten public offering of 2,000,000 shares of common stock at a public offering price of $1.25 per share, for gross proceeds of approximately $2,500,000. The offering closed on January 22, 2026. The underwriter was granted a 45-day option to purchase up to an additional 300,000 shares at the public offering price to cover over-allotments. The Company intends to use the net proceeds for expansion of its Lifeline business and for working capital and general corporate purposes.

In connection with the offering, the Company issued warrants to the underwriter to purchase a number of shares equal to 3.0% of the total shares sold (60,000 warrants – see table below), at an exercise price equal to 110% of the public offering price ($1.38/share). The warrants are exercisable commencing six months after the closing date and expire five years after the commencement of sales, and were issued without registration under the Securities Act of 1933 in reliance on the exemption provided by Section 4(a)(2).

The offering was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-273110).

Stock Issued for Cash – At the Market Offering (“ATM”)

The Company issued 7,323 shares of common stock for net proceeds of $14,375 ($1.98 - $2.03/share).

Stock Issued for Services

The Company issued 200,000 shares of common stock for services rendered, having a fair value of $334,000 ($1.67/share), based upon the quoted closing trading price.

Recognition of Stock Based Compensation - Restricted Stock Awards – Employees

The Company recognized $7,787 in compensation expense, related to the vesting of these awards.

Debt Discount – Convertible Notes Payable – Common Stock

During the year ended December 31, 2025, the Company issued 31,525 shares of common stock with an aggregate grant-date fair value of $54,828 to lenders as additional consideration in connection with the issuance of convertible notes payable. The fair value of the shares was recorded as a debt discount and is being amortized to interest expense over the term of the related notes using the effective interest method. See Note 5.

Conversion of Debt to Common Stock – Related Party

On March 23, 2026, the Company issued 800,000 shares of common stock to its Chief Executive Officer at a fair value of $707,200 ($0.884 per share) in partial settlement of a related party note payable. The Chief Executive Officer also forgave $292,800 of principal, which was accounted for as a capital contribution from a principal shareholder and credited to additional paid-in capital. The aggregate $1,000,000 was applied as a reduction of the related party note payable, and no gain on extinguishment was recognized. See Note 5.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2026, and December 31, 2025, our current assets were $8,208,310 and $6,979,766, respectively, and our current liabilities were $30,042,829 and $18,190,236, respectively, which resulted in a working capital deficit of $(21,834,519) and $(11,210,470), respectively. The increase in current assets is primarily a result of increased accounts receivable, and the increase in current liabilities is primarily a result of increased accounts payable and notes payable.

Total assets at March 31, 2026 and December 31, 2025, amounted to $9,501,458 and $8,515,846, respectively, an increase of $985,612 from 2025 to 2026. The increase in total assets is a result of a slight increase in available cash and an increase in accounts receivable. At March 31, 2026, assets consisted of current assets of $8,208,310, net intangible assets of $655,776, and operating lease right of use asset of $260,694, and at December 31, 2025, assets consisted of current assets of $6,979,766, net intangible assets of $819,153, and operating lease right of use asset of $313,410.

At March 31, 2026, our total liabilities were $33,369,426 compared to total liabilities of $23,918,665 at December 31, 2025. This $9,450,761 increase was related to an increase in accounts payable and notes payable.

At March 31, 2026, our total stockholders’ deficit was $(23,867,968) as compared to $(15,402,819) at December 31, 2025. The $(9,450,761) decrease was primarily due to the net loss for the year, as well as the above discussed increase in liabilities.

The following table sets forth the major sources and uses of cash for three months ended March 31, 2026 and 2025.

	2026	2025

Net cash provided by or (used in) operating activities	$(4,550,799)	$(6,963,484)
Net cash used in investing activities	-	(18,590)
Net cash provided by financing activities	4,953,749	(410,545)
Net change in cash and cash equivalents	$402,950	$(7,392,619)

Net cash used in operating activities for the three months ended March 31, 20256 and 2025, was primarily due to the net loss for the period.

There was no net cash used in investing activities in the three months ended March 31, 2026, and the net cash used in investing activities for the three months ending March 31, 2025 was primarily due to payment for leases.

Net cash received for financing activities for the three months ended March 31, 2026 is primarily due to proceeds from the issuance of notes payable and convertible notes, as well as proceeds from stock issued for cash, offset by the repayment of debt. Net cash used for financing activities for the three months ended March 31, 2025 is primarily due to the repayment of debt.

At March 31, 2026, the Company had the following material commitments and contingencies.

Cash requirements and capital expenditures – Due to reduction in total revenues and margins and increase in operating expenses as we scale, we may not have sufficient resources to continue to fund operations for the next twelve months without additional funding. We are currently exploring various strategic opportunities; however, we have no commitments at this time and no known timing as to when any transaction may occur. We will only pursue options that we believe are in the best interest of, and on the best terms for, the Company.

The Company kicked off several initiatives in April of 2025 that are continuing to scale through 2026. We have begun the launch of LinkUp Mobile SIM (subscriber identity module) cards into the national retail market. LinkUp Mobile has also launched its phone in a box program. Thousands of phones have already been purchased by convenience stores, which we believe is a positive sign for our future capabilities. Torch Wireless, supported by the Lifeline program, is now actively expanding its subscriber base in the state of California. This development is noteworthy for the growth of the Torch offering, as California provides an additional revenue incentive for its subscribers and has a large potential subscriber base. The wholesale MVNE (Mobile Virtual Network Enabler) leveraging technology and industry expertise has allowed us to expand services as a Mobile Network Enabler. Leveraging our direct carrier relationship, we offer billing, provisioning, SIM cards, and services to wireless companies lacking direct carrier access. Two such companies have already embraced this offering, and we anticipate more to join in the near future. We believe the MVNE solution will continue to uniquely position us for additional rapid growth into the subscriber activation channel by enabling other wireless companies who lack a direct carrier relationship. Clear-line has launched a comprehensive code management campaign, providing services to over 1,600 convenience stores. In addition to this new business venture, Shortcode, the ability to dynamic content and features into posts, pages and widgets, has been provisioned with all carriers in preparation for a national campaign scheduled to launch in July.

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

Significant estimates during the three months ended March 31, 2026 and 2025, respectively, include, allowance for doubtful accounts and other receivables, inventory reserves and classifications, valuation of loss contingencies, valuation of stock-based compensation, estimated useful lives related to intangible assets, capitalized internal-use software development costs, and property and equipment, implicit interest rate in right-of-use operating leases, uncertain tax positions, and the valuation allowance on deferred tax assets.

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

Revenue from Contracts with Customers

We account for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”), and ASC 842, Leases (“ASC 842”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●Step 1: Identify the contract with the customer.

●Step 2: Identify the performance obligations in the contract.

●Step 3: Determine the transaction price.

●Step 4: Allocate the transaction price to the performance obligations in the contract.

●Step 5: Recognize revenue when, or as, the company satisfies a performance obligation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2026, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect, on our internal control over financial reporting.

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

The following is a summary of threatened, pending, asserted or unasserted claims against us or any of our wholly owned subsidiaries for which there have been material developments:

Blue Skies Connections, LLC, and True Wireless, Inc. v. SurgePays, Inc., et. al.

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

SurgePays, Inc. et al. v. Fina et al., Case No. CJ-2022-2782, District Court of Oklahoma County, Oklahoma

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

SSB Communications, Inc., Plaintiff v SurgePays, Inc., and American Broadband & Telecommunications Company, Defendants, Case No. DC-26-07054

District Court 116th Judicial District, Dallas County, Texas filed April 20, 2026. Plaintiff filed this collection suit seeking an amount over $250,000 but less than $1,000,000 for breach of contract for the provision of goods, plus interest, fees and costs. SurgePays, Inc.’s initial pleading is not due until May 25, 2026. At this time, SurgePays, Inc. is in settlement discussions with Co-Defendant, American Broadband & Telecommunications Company and the Plaintiff.

Ellenoff Grossman & Schole, LLP and SurgePays

Ellenoff Grossman & Schole LLP v. SurgePays, Inc., Index No. 651282/2026, Supreme Court of the State of New York, County of New York, filed March 2, 2026. The action sought recovery of $234,151 in unpaid legal fees, plus costs and attorneys’ fees.

Effective April 7, 2026, the Company entered into a settlement agreement resolving all claims, pursuant to which the Company agreed to pay the total settlement amount of $234,151 in eight equal monthly installments of $29,269, commencing April 2026 and ending November 2026. All required installments have been paid to date. The settlement agreement provides for a default interest rate of 9% per annum on any overdue amounts and is secured by an Affidavit of Confession of Judgment held in escrow by the plaintiff, which may be filed upon an uncured payment default.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the year ended December 31, 2025, the Company issued 31,525 shares of common stock with an aggregate grant-date fair value of $54,828 to lenders as additional consideration in connection with the issuance of convertible notes payable.

On March 23, 2026, the Company issued 800,000 shares of common stock to its Chief Executive Officer at a fair value of $707,200 ($0.884 per share) in partial settlement of a related party note payable. The Chief Executive Officer also forgave $292,800 of principal.

Shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and had adequate access, through business or other relationships, to information about the Company, and the issuances did not involve a public offering of securities or any general solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On September 9, 2025, the Company issued a Senior Secured Note in the original principal amount of $1,000,000, which matured on March 9, 2026. The Company failed to pay the principal at maturity and is in default. As of the date of this Quarterly Report, the arrearage consists of $1,000,000 in unpaid principal and $99,195 in accrued and unpaid interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

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

SURGEPAYS, INC.
Date: May 20, 2026
	By:	/s/ Kevin Brian Cox
Kevin Brian Cox
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026	/s/ Chelsea Pullano
Chelsea Pullano
Chief Financial Officer
(Principal Financial and Accounting Officer)

